Form 10-K
period 1993-12-31
HUBCO INC
filed 1994-03-31
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D. C. 20549

				 FORM l0-K
 ___
/X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1993

				    OR
 ___
/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ______________ to ___________________

		      Commission file number 0-l0699

				 HUBCO, INC.
	  (Exact name of registrant as specified in its Charter)

	       New Jersey                                 22-2405746
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.

	 3l00 Bergenline Avenue
	 Union City, New Jersey                               07087
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code: (201) 348-2300

	SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

				   None

	SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

			Common Stock, no par value
			     (Title of Class)


     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES X   NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 17, 1994 was $136,299,870.

     The number of shares of Registrant's Common Stock, no par value, outstanding as of March 17, 1994 was 6,490,470.

		   DOCUMENTS INCORPORATED BY REFERENCE

						     Part(s) Into
	      Documents                           Which Incorporated


    Annual Report to Shareholders                       Part I
    for the fiscal year ended                           Part II
    December 31, 1993 ("HUBCO's 1993
    Annual Report"), pages 23 through 36

    Proxy Statement used in
    connection with the Annual
    Meeting of Shareholders to
    be held March 22, 1994
    (HUBCO's Proxy Statement
    for its 1994 Annual Meeting")
    pages 4 through 16 and page 22 under the
    captions "Proposal 1 - Election
    of Directors", "Executive
    Compensation", "Stock Ownership of
    Management and Principal
    Shareholders" and "Certain
    Transactions with Management".
    Notwithstanding the foregoing, the
    information contained in HUBCO's
    Proxy Statement for its 1994 Annual
    Meeting pursuant to Items 402(k) and
    402(l) of Regulation S-K is not
    incorporated by reference and is not
    to be deemed part of this report.                   Part III

	  With the exception of information specifically incorporated by reference, HUBCO's 1993 Annual Report and HUBCO's Proxy Statement for its 1994 Annual Meeting are not to be deemed part of this report.

			       HUBCO, INC.

			 Form l0-K Annual Report
	       For The Fiscal Year Ended December 31, 1993

				 PART I

ITEM 1.  BUSINESS

	 (a)  General Development of Business.

	 HUBCO, Inc. ("HUBCO" or "Registrant" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). HUBCO was organized under the laws of New Jersey in 1982 by Hudson United Bank for the purpose of creating a bank holding company for Hudson United Bank. HUBCO directly owns Hudson United Bank ("the Bank") and a second subsidiary, HUB Financial Services, Inc. HUBCO is also the indirect owner, through Hudson United Bank of an investment subsidiary and an inactive subsidiary. Each of HUBCO's direct and indirect subsidiaries is described below in this Item
1.

	 Growth of Hudson United Bank

	 Hudson United Bank was incorporated in 1890 as a state-chartered commercial bank. The bank took on its present name in a merger with United National Bank of Bergen County in 1972. In 1975, Hudson United Bank acquired an additional branch when it purchased Peoples Trust Company of Dunellen. In 1981, the bank sold one of its branches in Bloomfield, New Jersey. In 1983, the bank acquired another branch when it assumed the deposits and purchased certain assets of Pan American National Bank from the Federal Deposit Insurance Corporation ("FDIC") and began operating the former Pan American National Bank office in Union City, New Jersey as a branch of Hudson United Bank. Additional branches were opened in West New York, North Bergen, and Edgewater, New Jersey in 1986, 1988 and 1990, respectively.


		      Since October 1990, HUBCO has engaged in a series of acquisitions, which are briefly described below. As of the filing of this Form 10-K, the Company has two substantial acquisitions pending. In May, 1993, the Company and the Bank agreed to acquire Statewide Savings Bank, S.L.A. ("Statewide"), a mutual savings and loan association, in a merger-conversion transaction. Under the agreement, the Company will sell shares of its common stock to Statewide's eligible depositors and other voting members at a discounted price (which is the lesser of $18.00 per share, or 95% of the market price of HUBCO stock for the 10 trading days prior to the closing date) in an amount equal to the appraised value of Statewide as determined by an independent appraiser. The independent appraiser has, on a preliminary basis as of December 6, 1993, determined the appraised value of Statewide to be approximately $35 million. The Company's stockholders will be offered any remaining shares at the same price as the shares are offered to Statewide's depositors. Shares not sold to Statewide's eligible depositors, other voting members and the Company stockholders are expected to be sold to the public at the then market price. As part of the transaction and simultaneously with the closing, Statewide will convert from a state savings and loan to a state mutual savings bank charter, from mutual to stock form and finally to a Commercial Bank Charter and then be merged into the Company's banking subsidiary, Hudson United Bank. As of the end of Statewide's last fiscal year on March 31, 1993, Statewide reported total assets, tangible net worth and net income of $518 million, $13.4 million and $5.1 million, respectively and had 13 branch offices serving Northern New Jersey markets. In December 1993, the Company filed a registration statement on Form
S-3 for purposes of proceeding with the merger conversion and the sale of the Company's common stock. At about the same time, the Company, the Bank and Statewide filed various regulatory applications with the New Jersey Department of Banking, the Federal Deposit Insurance Corporation ("FDIC") and the Board of Governors of the Federal Reserve System ("FRB"). The New Jersey Department of Banking approved the applications that were filed by the Bank and by Statewide. However, the FDIC proposed a new policy and new interim regulations on mutual to stock conversions in January and February, 1994 and eventually, Statewide was required in March
1994 to file a new notice of conversion with the FDIC.  On March
25, 1994, Statewide's notice of conversion was accepted by the FDIC for processing, but such processing may take up to 60 days. The policy of the FDIC on conversions, especially merger conversions, is still evolving and the effect of this on the approval of the Statewide transaction, is difficult to determine at this time. The transaction is subject to the approval of the FDIC and the FRB, neither of which have been received. The transaction is also subject to the approval of Statewide's depositors at a meeting to be held for that purpose. Statewide has the right to terminate the transaction if any of the approvals impose substantial conditions. The parties recently agreed to extend to the date after which either party could terminate the acquisition agreement to June 30, 1994.


	  The acquisition of Statewide has taken longer than the Company anticipated due to a variety of factors. As a consequence, the Company has incurred and continues to incur substantial expenses for legal, accounting and printing costs in connection with the acquisition. If the acquisition were not consummated these expenses, which have been capitalized, would impact the Company's earnings , and there could be in that quarter a decline in earnings compared to the prior quarter.

	  In November, 1993, the Company and its subsidiary bank agreed to acquire Washington Bancorp, Inc. and its subsidiary, Washington Savings Bank (together "Washington") for a combination of cash and convertible preferred stock with an aggregate consideration of approximately $40.5 million. In the transaction, approximately 51% of Washington's common stock will be converted into a new Class A Convertible preferred stock of the Company and 49% of Washington shares will be converted into cash at $16.10 per share, with Washington stockholders having the right to elect either cash or the preferred stock. Each full share of preferred stock will have a stated value of, and be redeemable for, $24.00 or be convertible into one share of Company common stock. The holders of the preferred stock will be entitled to receive an annual dividend to be set annually on the basis of the average market price of the Company's common stock during a twenty consecutive business day period ending two days prior to the date the dividend is set. The dividend will range from $1.00 per share of preferred stock if the common stock is trading at $24.00 or higher, up to $1.68 per share if the common stock is trading below $19.00. If the common stock is trading between $19.00 and $23.99, the dividend will be between $1.56 and $1.10 per share. The shares are immediately convertible whenever HUBCO shares trade at an average price of $24.00 for a ten day period.

	  At December 31, 1993, Washington reported $282.6 million in assets and $2.8 million in earnings for the year and had eight branch offices serving Northern New Jersey markets.
	  Consummation of the transaction contemplated by the Washington Merger Agreement is subject to a number of conditions, including, among others, obtaining all necessary regulatory approvals and the approval of Washington's shareholders, the receipt by Washington of a fairness opinion and, to the extent necessary, the approval of the Company's stockholders. The Company has made a determination that a vote of the Company's stockholders will not be required.
	  The Company has the right to terminate the Washington Merger Agreement for a number of reasons, including if there is a material adverse change in the business, operations or financial condition of Washington. Under the material adverse change clause, but without limiting the definition of a material adverse change, the Company has the right to terminate the Washington Merger Agreement if Washington's largest non-performing loan, a loan of approximately $9.0 million, is not brought to performing status or if substantial steps are not taken to proceed with foreclosure on the loan. Although the Company anticipates that it will proceed with the acquisition of Washington, it continues to examine this loan and the circumstances surrounding the collateral.
	  The Company's acquisition philosophy is to seek in-market or contiguous market opportunities which can be accomplished with little dilution to earnings. Since October 1990, the Company has acquired the assets and liabilities of six institutions, adding to its assets and liabilities a total of $807.2 million in assets and $805.7 million in liabilities and expanding its branch network from 15 branches to 37 branches. Over 80% of these assets and liabilities were acquired through government assisted transactions which allows the Bank to reprice deposits, review loans and purchase only those loans which meet its underwriting criteria.
The balance of the assets and liabilities were acquired in traditional negotiated private transactions which the Company believes present a different level of risk than the risk presented in government assisted transactions.

	  Summary of Acquisitions

	  The following chart summarizes the acquisitions undertaken by the Company since October 1990:


								      DEPOSITS          LOANS
				       GOVERNMENT    PREMIUM          ASSUMED         PURCHASED       BRANCHES
INSTITUTION                            ASSISTED      PAID          (IN MILLIONS)    (IN MILLIONS)     ACQUIRED
Mountain Ridge State Bank                 Yes      $  325,000          $ 47.0            $12.0           1
Meadowlands National Bank                 No       $  415,000(1)       $ 35.5            $22.1           3
Center Savings and Loan Association       Yes      $   10,000          $ 89.9            $78.6           1
Irving Savings and Loan Association       Yes      $    5,000          $161.1            $62.4           5
Broadway Bank and Trust Company           Yes      $3,406,000          $345.7            $ 9.5           8
Pilgrim State Bank                        No       $6,000,000(2)       $122.9            $46.7           6

(1) Represents the purchase price paid to the shareholders of Meadowlands National Bank.
(2) Represents the amount paid as purchase price to Ramapo, the owner of the assets immediately prior to closing.


	  The Company's profitability and its financial condition may be significantly impacted by the continuing implementation of its acquisition strategy and by the consummation of the acquisition of Statewide and the acquisition of Washington.

	  If the acquisition of Statewide and the acquisition of Washington are both consummated, the Company will add 21 branch offices (some of which it may close) and approximately $781 million in assets, increasing the Company's branches by more than 50% and its assets by 75%. Moreover, it is likely that an expansion of this magnitude will necessitate substantially increased staffing in the Company's operations along with the increased revenue stream.

	  In addition to the other challenges presented by the acquisitions of Statewide and Washington, both institutions have a significant volume of non-performing assets, including non-accrual loans and real estate acquired in connection with collection actions on loans ("OREO properties"). At December 31, 1993, the Company had $11.5 million in non-performing assets, while Statewide had $12.5 million and Washington had $20.0 million. The Company does plan to utilize bulk sales of problem assets to reduce these non-performing assets.

      The Company intends to continue to seek acquisition opportunities that arise in its market area. There can be no assurance that the Company will be able to acquire additional financial institutions or, if additional financial institutions are acquired, that these acquisitions will be managed successfully to enhance the profitability of the Company.
	  On November 8, 1993, the Company's Board of Directors authorized a stock repurchase plan and authorized management to repurchase up to 10% of its outstanding common stock per year beginning immediately. At that time, the Company had approximately
6.9 million shares outstanding. As of March 1, 1994, the Company had repurchased 455,081 shares at a cost of $10,131,898 , of which 12,300 shares have been reissued by the Company as awards under its restricted stock plan and the balance of the Treasury shares will be reissued in the Statewide merger conversion stock offering.
The Company's management currently does not have intentions to purchase additional shares under the stock repurchase plan but intends to re-examine the issue from time to time. The Company's last repurchase of shares was on January 24, 1994.
	  On January 14, 1994, the Company sold $25 million aggregate principal amount of subordinated debt in a private placement. The subordinated debentures bear interest at 7.75% per annum payable semi-annually. The debentures mature in 2004 (i.e., ten years after the date of original issuance) and payment of the principal of the debentures may be accelerated only upon the bankruptcy or insolvency of the Company or its major banking subsidiary. The debt was issued under an indenture intended to comply with the terms and conditions of the Trust Indenture Act of 1939 and the Company is obligated to register the subordinated debt with the SEC by July 13, 1994, for an exchange offer for registered securities or in a resale transaction. The subordinated debt has been structured to comply with the current rules of the Board of Governors of the Federal Reserve System regarding debt which will qualify as Tier 2 capital under the FRB capital adequacy rules.
It may also be invested in the banking subsidiary as Tier I capital.
The Company sold the debt as part of a long term strategy to raise capital and did not need the additional capital or funds raised to pay for existing acquisitions. The Company intends to use the net proceeds from the sale of the subordinated debt for general corporate purposes, including investments in and advances to the Company's subsidiaries, and for financing possible future acquisitions of deposits and banking assets. Pending such use, the Company or its subsidiaries may temporarily invest the net proceeds in investment grade securities.
	  The Company has outgrown the space at its headquarters office and commencing in the fourth quarter of 1993 the Company actively undertook a search for additional space to expand its headquarters operations. In March of 1994, the Company contracted to purchase a 64,350 square foot building in Mahwah, New Jersey to house the executive offices of the Company and the Company's data processing subsidiary, which will service the Bank's data processing and check processing needs and will offer its services to smaller banks in the New York and New Jersey area. The net increase in the Company's total other expenses directly attributable to this purchase is anticipated to be approximately one percent.

	 Other Subsidiaries

	 HUBCO has a second directly-owned subsidiary called HUB Financial Services, Inc., a data processing subsidiary formed in January 1983, which has primarily serviced automobile and equipment leases for Hudson United Bank, on a fee basis. In 1988 HUB Financial Services, Inc. received approval from the Federal Reserve Board for making, acquiring, selling and servicing real estate mortgage loans, and commenced operations as a mortgage broker.

	 In 1984, Hudson United Bank established a subsidiary corporation in Delaware to manage a portion of its investment portfolio and had contributed $20,033,509 of its investment portfolio to the corporation as of December 31, 1992. In February 1993, the assets of the Delaware Corporation were transferred up to its parent, Hudson United Bank, in the form of a dividend and the subsidiary was dissolved. In 1987, Hudson United Bank established a subsidiary corporation in New Jersey to manage a portion of its investment portfolio and to operate under state tax law as an investment company. As of December 31, 1993, $338,630,069 of the Bank's investment portfolio is being managed by the New Jersey corporation.
Hudson United Bank also owns an inactive subsidiary, Lafayette Development
Corp.

	 Unionization of Hudson United Bank

	 Hudson United Bank is administratively divided into three divisions: the Northern Division, the Southern Division and the Essex Division. The Southern Division of Hudson United Bank is unionized. Local 153 of the Office and Professional Employees International Union represents the bank's clerical staff in the Southern Division's bargaining unit. In February 1993, a three-year collective bargaining agreement was negotiated which provides for a modest increase in wages, an increase in hours of employment, contributions towards the cost of providing health care benefits and an increase in the annual pension benefit for employees with more than three years of service who were employed as of March 1, 1990. Currently, approximately 49% of the employees in the bargaining unit are members of the union. The collective-bargaining agreement expires February 28, 1996.

	 Regulatory Matters

	 There are a variety of statutory and regulatory restrictions governing the relations among HUBCO and its subsidiaries:

	 Capital Adequacy Guidelines

	 Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines, which became effective on February 15, 1989 and were fully phased-in on December 31, 1992. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with that category. As of December 31, 1992, minimum risk-based capital to risk based assets ratio of 8.00% must be attained. At least one half of an institution's total risk based capital must consist of Tier 1 capital, and the balance may consist of Tier 2, or supplemental, capital. Tier 1 capital consists primarily of common stockholder's equity along with preferred or convertible preferred stock, minus goodwill. Tier 2 capital consists of an institution's allowance for loan and lease losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for loan and lease losses which is considered Tier 2 capital is limited to l.25% of an institution's risk-based assets. As of December

31, 1993, HUBCO's total risk-based capital ratio was 14.85% consisting of
a Tier 1 ratio of 13.60% and a Tier 2 ratio of l.25%.   Both ratios exceed
the requirements under these regulations.

    In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier l capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-to-200 basis points above the 3% minimum. As of December 31 1993, HUBCO had a leverage capital ratio of 7.22%.

    The FDIC also imposes risk based and leverage capital guidelines on Hudson United Bank. These guidelines and the ratios to be met are substantially similar to those imposed by the Federal Reserve Board. If a bank does not satisfy the FDIC's capital requirements, it will be deemed to be operated in an unsafe and unsound manner and will be subject to regulatory action. As of December 31, 1993, Hudson United Bank had a risk weighted capital ratio of 13.94% and a leverage capital ratio of 6.70%. These ratios exceed the requirements under the FDIC regulations. See also "Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital."

	 Restrictions on Dividend Payments

	 The payment of dividends by the Bank to HUBCO is regulated.
Under the New Jersey Banking Act of 1948, as amended, Hudson United Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50 percent of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct which, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by a bank to its sole shareholder constitutes an unsafe or unsound practice.

	 Restrictions on Transactions Between HUBCO and the Bank

	 The Banking Affiliates Act of 1982, as amended, severely restricts loans and extensions of credit by the Bank to HUBCO and HUBCO affiliates (except affiliates which are banks). In general, such loans must be secured by collateral having a market value ranging from 100% to 130% of the loan, depending upon the type of collateral. Furthermore, the aggregate of all loans from the Bank to HUBCO and its affiliates may not exceed 20% of that Bank's capital stock and surplus and, singly to HUBCO or any affiliate, may not exceed l0% of the Bank's capital stock and surplus. Similarly, the Banking Affiliates Act of 1982 also restricts the Bank in the purchase of securities issued by, the acceptance from affiliates of loan collateral consisting of securities issued by, the purchase of assets from, and the issuance of a guarantee or standby letter-of-credit on behalf of, HUBCO or any of its affiliates.

	 Holding Company Supervision

	 Under the Bank Holding Company Act, HUBCO may not acquire directly or indirectly more than 5 percent of the voting shares of, or substantially all of the assets of, any bank without the prior approval of the Federal Reserve Board. HUBCO cannot acquire any bank located outside New Jersey unless the law of such other state specifically permits the acquisition.

	 In general, the Federal Reserve Board, under its regulations and the Bank Holding Company Act, regulates the activities of bank holding companies and non-bank subsidiaries of banks. The regulation of the activities of banks, including bank subsidiaries of bank holding companies, generally has been left to the authority of the supervisory government agency, which for Hudson United Bank is the New Jersey Department of Banking (the "Department").

	 Interstate Banking Authority

	 New Jersey law allows New Jersey banking organizations to acquire or be acquired by banking organizations in other states on a "reciprocal" basis (i.e., provided the other state's laws permit New Jersey banking organizations to acquire or be acquired by banking organizations in that state on substantially the same terms and conditions applicable to banking acquisitions solely within the state).

	 FIRREA

	 The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") established new capital standards and enhanced regulatory oversight of the thrift industry. Many thrifts were unable to comply with the new regulations creating opportunities for mergers and acquisitions by commercial banks as well as other thrift institutions. From time to time, HUBCO investigates potential opportunities that arise as the result of this legislation and the enforcement of regulations promulgated thereunder.

	 While FIRREA focuses primarily on the recovery and reform of the savings and loan industry, there are provisions which affect commercial banks. Such provisions include a new deposit insurance system, increased deposit insurance premiums, restrictions on acceptance of brokered deposits and increased consumer-related disclosure requirements.

	 Recent Regulatory Enactments

	 The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted in December 1991. FDICIA was primarily designed to provide additional financing for the FDIC by increasing its borrowing ability. The FDIC was given the authority to increase deposit insurance premiums to repay any such borrowing. In addition, FDICIA identifies the following capital standard categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As a result of FDICIA, the various banking regulatory agencies have set certain capital and other measures for determining the categories into which financial institutions fall. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Pursuant to FDICIA, undercapitalized institutions must submit recapitalization plans, and a company controlling a failing institution must guarantee such institution's compliance with its plan. FDICIA also required the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards. The agencies have implemented some of those regulations and have proposed to implement others.

    The deposits of the Bank are insured up to applicable limits by the FDIC. Accordingly, the Bank is subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF") of the FDIC. As of January 1, 1993, the FDIC began a risk-based insurance assessment system. This approach is designed to ensure that a banking institution's insurance assessment is based on three factors: the probability that the applicable insurance fund will incur a loss from the institution; the likely amount of the loss; and the revenue needs of the insurance fund. Management believes that the provision of FDICIA and the risk-based insurance assessment will not have a material effect upon the financial position of HUBCO.

	 Source of Strength Doctrine

	 According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Furthermore, in the event of a loss suffered or anticipated by the FDIC - either as a result of default of a bank subsidiary of the Company or related to FDIC assistance provided to the subsidiary in danger of default - the other bank subsidiaries of the Company may be assessed for the FDIC's loss, subject to certain exceptions.

	 (b)  Industry Segments.

	 The Registrant has one industry segment -- commercial banking.

(c)  Narrative Description of Business.

	 HUBCO exists primarily to hold the stock of its subsidiaries. During 1993, HUBCO had two directly-owned subsidiaries -- Hudson United Bank and HUB Financial Services, Inc. In addition, HUBCO, through Hudson United Bank, indirectly owns two additional subsidiaries. The historical growth of, and regulatory scheme affecting, each of HUBCO's direct and indirect subsidiaries is described in Item 1(a) above, which is incorporated herein by reference.

	 HUBCO is a legal entity separate from its subsidiaries. The stock of the Bank is HUBCO's principal asset. Dividends from Hudson United Bank are the primary source of income for HUBCO. As explained above in
Item 1(a), legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Bank to HUBCO.

	 Hudson United Bank currently maintains its head office in Union City, New Jersey. The Bank operates out of 37 offices in six northern New Jersey counties. Of these offices, all but one are located in the northern New Jersey counties of Bergen, Essex, Hudson, Morris and Passaic. One other branch is located in Dunellen, Middlesex County, New Jersey. HUBCO owns a two-story building one block from Hudson United Bank's main office which HUBCO is leasing to the Bank as an operations center. In March of 1994, HUBCO contracted to purchase a 64,350 square foot building in Mahwah, New Jersey to house the executive offices of HUBCO and the Company's data processing subsidiary, which will service the Bank's data processing and check processing needs and will offer its services to smaller banks in the New York and New Jersey area.

	 At December 31, 1993, HUBCO through its subsidiaries had deposits of $935,687,813, net loans of $518,579,459 and total assets of $1,041,824,323. HUBCO ranked 12th among New Jersey commercial banks and bank holding companies in terms of asset size as of December 31, 1993.

	 The Bank is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character, including checking, savings, and time deposit accounts, certificates of deposit, trust services, safe deposit boxes, secured and unsecured personal and commercial loans and residential and commercial real estate loans. The principal focus of the Bank is its local market place.

	 The Bank's deposit accounts are competitive in the current environment and include money market accounts and a variety of interest-bearing transaction accounts.

	 In the lending area, the Bank primarily engages in consumer lending, commercial lending and real estate lending activities.

	 Hudson United Bank offers a variety of trust services. At December 31, 1993, the Trust Department had approximately $99,571,000 of assets under management or in its custodial control.

	 There are over 100 commercial banks throughout New Jersey, many of which have offices in Northern New Jersey. In addition, large banks in New York City compete for the business of New Jersey residents and
businesses located in HUBCO's primary areas of trade.   A number of other
depository institutions compete for the business of individuals and commercial enterprises in New Jersey including savings banks, savings and loan associations, brokerage houses, financial subsidiaries of the retail industry and credit unions. Other financial institutions, such as mutual funds, consumer finance companies, factoring companies, and insurance companies, also compete with HUBCO for both loans and deposits. Competition for depositors' funds, for creditworthy loan customers and for trust business is intense.

	 Despite intense competition with institutions commanding greater financial resources, the Bank's supply of funds has imposed no substantial impediment to its normal lending functions. While the Bank is limited to making commercial loans to a single borrower in an amount not to exceed fifteen percent of its capital and has a "house limit" significantly below that level, it has, on occasion, arranged for participation by other banks in larger loan accommodations.

	 The Bank has focused on becoming an integral part of the communities it serves. Officers and employees are trained to meet the needs of their customers and emphasis is placed on addressing the needs of the local communities served.

	 HUBCO and its subsidiaries had 400 full-time employees and 87 part-time employees as of December 31, 1993, compared to 388 full-time and 68 part-time employees at the end of 1992.

	 (d)  Financial Information about foreign and
	      domestic operations and export sales.

	   Not Applicable

	 (e) Executive Officers of the Registrant

	 The following table sets forth certain information as to each executive officer of HUBCO who is not a director.


NAME,AGE AND
POSITION WITH           OFFICER OF     PRINCIPAL OCCUPATION
   HUBCO                HUBCO SINCE    DURING PAST FIVE YEARS

D. Lynn Van Borkulo-       1988        1st Sr. Vice President, Hudson
Nuzzo, 44                              United Bank, Corporate
				       Secretary, HUBCO; at Hudson
				       United Bank since 1967.  Last
				       five years has progressed from
				       V.P. and Sr. Trust Officer to
				       V.P. Commercial Loans, to S.V.P.
				       Corporate Affairs.  Was promoted
				       to 1st SVP in 1988.

Christina L. Maier, 40      1987       Assistant Treasurer of HUBCO and
				       Senior Vice President and
				       Controller of the Bank; at
				       Hudson United Bank since 1979.
				       Last five years served as
				       Controller; promoted to Senior
				       Vice President in 1988.

	 (f)   Statistical Disclosure Required Pursuant to
	       Securities Exchange Act, Industry Guide 3.

	 The statistical disclosures for a bank holding company required pursuant to Industry Guide 3 are contained in HUBCO's 1992 Annual Report on pages 8-10 and 14-17, and on the following pages of this Report on Form 10-K:

							 PAGES(S) OF
			    ITEM OF GUIDE 3              THIS REPORT


 II. Investment Portfolio . . . . . . . . . . . . . . . . .   17

III. Loan Portfolio . . . . . . . . . . . . . . . . . . . .   18-20

 IV. Summary of Loan Loss Experience. . . . . . . . . . . .  21-21a

  V. Deposits . . . . . . . . . . . . . . . . . . . . . . .   22

 VI. Return on Equity and Assets. . . . . . . . . . . . . .   23

VII. Short-Term Borrowings. . . . . . . . . . . . . . . . .  24-25

                 		      HUBCO, Inc. and Subsidiaries

                        			S.E.C. GUIDE 3 - ITEM II

                       			  INVESTMENT PORTFOLIO

             		 Book Value at End of Each Report Period

                                 					      December 31
		                           		   1993           1992           1991
			                                		(In Thousands of Dollars)
U.S. Treasury and Other U.S.
  Government Agencies and
  Corporations                  $391,098       $291,377        $ 89,613
State and Political Subdivisions  25,652         16,068          13,158
Other Securities                   4,833         14,424          35,928
Common Stock                       5,102            592             155
Preferred Stock                        0             61              61
		                            		________       ________        ________
		                 TOTAL        $426,685       $322,522        $138,915
                            				========       ========        ========

 Maturities and Weighted Average Yield at End of Latest Reporting Period

							                                                   MATURING

		                                          				After One But      After Five But
                      			 Within One Year     Within Five Years    Within Ten Years    After Ten Years

                     			 Amount     Yield    Amount     Yield     Amount     Yield    Amount     Yield
U.S. Treasury
and other
U.S. Government
Agencies and
Corporations             $60,861    6.43%   $277,079     6.17%   $ 8,789     5.51%    $44,433    5.35%

States and Political
Subdivisions              15,746    5.12       4,394     5.42      2,526     6.33       2,922    7.29

Other Securities           1,246    8.51       1,545     8.54        635     5.20       1,407    8.46

Common Stock               5,102    2.46         --       --          --       --         --      --

Preferred Stock                0     --          --       --          --       --         --      --
                     			 _______    ____    ________     ____    _______     ____     _______    ____

     TOTAL               $82,955    5.97%   $283,018     6.17%   $11,950     5.67%    $48,762    5.55%
		                     	 =======            ========             =======              =======

Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.

                        		      HUBCO, Inc. and Subsidiaries

                              			S.E.C. GUIDE 3 - ITEM III

                              			     LOAN PORTFOLIO



		                         Types of Loans At End of Each Reported Period

			                                     			December 31
                    			   1993        1992        1991      1990       1989
Commercial, Financial,
and Agricultural        $119,563    $129,550    $132,090  $118,734   $107,335

Real Estate -
  Construction             7,117       3,777       3,108     7,422      7,102

Real Estate -
  Mortgage               330,018     298,995     257,064   157,558    136,101

Installment               77,945      86,903      77,334    86,766    112,510

Lease Financing              122       1,644       6,158    14,258     26,338

Foreign                       --          --          --        --         --
                     			________    ________    ________  ________   ________
     TOTAL              $534,765    $520,869    $475,754  $384,738   $389,386
	                     		========    ========    ========  ========   ========

		      HUBCO, Inc. and Subsidiaires

			S.E.C. GUIDE 3 - ITEM III
                 			     LOAN PORTFOLIO


The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1993. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.


	 Maturities and Sensitivity to Changes in Interest Rates

                                  				       MATURING

			                                  		 After One    After
			                           Within    But Within   Five
                    			      One Year   Five Years   Years      Total
Commercial, Financial,
   and Agricultural         $ 58,037     $32,990     $28,536    $119,563

Real Estate Construction       5,652       1,465       - 0 -       7,117

Real Estate - Mortgage        75,722      43,897      18,571     138,190
                     			    ________     _______     _______    ________

       	TOTAL               $139,411     $78,352     $47,107    $264,870
			                         ========     =======     =======    ========


                                        					    INTEREST SENSITIVITY

                                          					    Fixed        Variable
         					                                     Rate           Rate

     Due After One But Within Five Years          $48,815        $29,537

     Due After Five Years                          26,501         20,606
					                                             _______        _______

               	TOTAL                             $75,316        $50,143
					                                             =======        =======

                     				      HUBCO, Inc. and Subsidiaries

                       				       S.E.C. GUIDE 3 - ITEM III


                             					     LOAN PORTFOLIO


                              				Nonaccrual, Past Due and Restructured Loans

			                                         			December 31
			                          1993        1992     1991      1990       1989
                    			      ____        ____     ____      ____       ____
                              					 (In Thousands of Dollars)

Loans accounted for on
  a nonaccrual basis         $5,534     $4,248   $4,160    $8,224     $3,332

Loans contractually past
  due 90 days or more as
  to interest or principal
  payments                    1,443      1,409    1,181       894      1,778

Loans whose terms have
  been renegotiated to
  provide a reduction or
  deferral of interest
  or principal because of a
  deterioration in the
  financial position of
  the borrower                2,177      2,257    3,527       808      - 0 -


	 At the end of the reporting period, there were no loans not disclosed under the preceding two sections where known information about possible credit problems of borrowers causes management of the Company to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the two preceding sections in the future.

	 At December 31, 1993 and 1992, there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. of Guide 3.


                                      			   HUBCO, Inc. and Subsidiaires

                                       			    S.E.C. GUIDE 3 - ITEM IV

                                     			 SUMMARY OF LOAN LOSS EXPERIENCE


The following is a summary of the activity in the allowance for possible loan losses, broken down by loan category:

						                                               	  Year Ended December 31
			                                         			1993      1992       1991       1990      1989
Amount of Loans Outstanding at End of Year   $534,765   $520,869   $475,754   $384,738   $389,386
                                   					     ========   ========   ========   ========   ========

Daily Average Amount of Loans                $529,340   $520,305   $414,667   $375,123   $393,940
                                   					     ========   ========   ========   ========   ========

Balance of Allowance for Possible
  Loan Losses at Beginning of Year           $  7,605   $  6,698   $  5,232   $  3,012   $  2,195
Loans Charged Off:
  Commercial, Financial and Agricultural         (637)    (4,622)    (2,038)      (338)       (54)
  Real Estate - Construction                       --         --         --         --         --
  Real Estate - Mortgage                         (138)      (227)      (237)       (70)        --
  Installment                                    (283)      (337)      (336)      (820)      (377)
  Lease Financing                                (122)      (355)      (364)    (1,100)      (873)
                                   					      ________  _________  _________  _________   ________

Total Loans Charged Off                        (1,180)    (5,541)    (2,975)    (2,328)    (1,304)
                                   					      ========  =========  =========  =========   ========

Recoveries of Loans Previously Charged Off:
  Commercial, Financial and Agricultural          141        609        185         40          2
  Real Estate-Construction                         --         --         --         --         --
  Real Estate-Mortgage                             59          8         --         --         --
  Installment                                     104         57        120         93         76
  Lease Financing                                  82        158        337        265        183
                                  					      ________  ________   ________   ________    ________
Total Recoveries                                  386        832        642        398        261
					                                        ________  ________   ________   ________    ________
Net Loans Charged Off                            (794)    (4,709)    (2,333)    (1,930)    (1,043)
Provision Charged to Expense                    3,600      4,116      2,312      4,150      1,860
Additions Acquired Through Acquisitions           400      1,500      1,487         --         --
					                                        ________   ________   ________   ________   ________
Balance at End of Year                       $ 10,811   $  7,605   $  6,698   $  5,232   $  3,012
					                                        ========   ========   ========   ========   ========
Ratios
   Net Loans Charged Off to
    Average Loans Outstanding                   .15%       .91%       .58%       .54%       .26%
Allowance for Possible Loan
    Losses to Average Loans
    Outstanding                                 2.0%       1.5%       1.6%      1.4%        .8%


						                                         HUBCO, Inc. and Subsidiaries

						                                            S.E.C. GUIDE 3 - ITEM IV
                                     						   SUMMARY OF LOAN LOSS EXPERIENCE
                              					     ALLOWANCE FOR POSSIBLE LOAN LOSSES ALLOCATION

                    			 December 31, 1993      December 31, 1992    December 31, 1991     December 31, 1990   December 31, 1989

			                             % of Loans            % of Loans             % of Loans             % of Loans         % of Loans
			                               In Each               In Each                In Each                In Each             In Each
                         			    Category To           Category To             Category to           Category to         Category to
              		       Amount   Total Loans   Amount Total Loans   Amount  Total Loans   Amount   Total Loans Amount  Total Loans

Applicable To:
Domestic, Commercial
Financial and
Agricultural           $ 3,693     22.36%    $3,288      24.87%     $3,349      27.77%     $1,716     30.86%    $1,850     27.57%

Real Estate --
Construction                86      1.33        187        .73         335        .65         650      1.93          -      1.82

Real Estate -- Mortgage  2,896     61.71      1,010      57.40       1,005      54.03         523     40.95        420     34.95

Installment                469     14.58      1,114      16.68         670      16.26       1,308     22.55        340     28.90

Lease Financing             31       .02        125        .32         335       1.29         785      3.71        402      6.76

Foreign                      -         -          -          -           -          -           -         -          -         -

Unallocated              3,636       N/A      1,881        N/A       1,004        N/A         250         -          -       N/A
              		       _______    _______    ______     _______     ______     _______     _______   _______    ______    _______

   TOTAL               $10,811    100.00%    $7,605     100.00%     $6,698     100.00%     $5,232    100.00%    $3,012    100.00%


  The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the date indicated.

       -21a-

			       HUBCO, Inc. and Subsidiaries

				   S.E.C. GUIDE 3 - ITEM V

					  DEPOSITS

The following table sets forth average deposits and average rates for each of the years indicated.




			                           1993                1992               1991
	                    		  Amount   Rate      Amount    Rate     Amount     Rate
                             				  (In Thousands of Dollars)

Domestic Bank Offices:

  Non-interest-bearing
   demand deposits       $185,848           $152,397           $113,504

Interest-bearing
   demand deposits        112,836   2.74%     97,494   3.34%     63,348   4.84%

  Savings deposits        342,540   2.58     278,925   3.26     174,557   4.86

  Time deposits           251,128   3.37     303,029   4.54     197,020   6.53

Foreign bank offices          --                 --                  --
                     			 ________           ________           ________

     TOTAL               $892,352           $831,845           $548,429
		                     	 ========           ========           ========


Maturities of time certificates of deposit and other time deposits of $100,000 or more issued by domestic offices, outstanding at December 31, 1993 are summarized as follows:

                           				 Time
                    			      Certificates    Other Time
                    			       of Deposit      Deposits      Total


3 months or less               $12,000          $---       $12,000

Over 3 through 6 months          5,030           ---         5,030

Over 6 through 12 months         4,636           ---         4,636

Over 12 months                   1,985           ---         1,985
                     			       _______          ____       _______
			                            $23,651          $---       $23,651
			                            =======          ====       =======

                			       HUBCO, Inc. and Subsidiaries

                      				  S.E.C. GUIDE 3 - ITEM VI

                      				 RETURN ON EQUITY AND ASSETS


                            				     Year Ended December 31,

                            				   1993          1992       1991

Return on Average Assets           1.44%         1.05%       .82%

Return on Average Equity           19.34        17.38      12.75

Dividend Payout Ratio              23.00        25.04      33.44

Average Equity to Average
 Assets Ratio                       7.44         6.04       6.45

                  			   HUBCO, Inc. and Subsidiaries

                  			    S.E.C. GUIDE 3 - ITEM VII

                			      SHORT-TERM BORROWINGS

The following table shows the distribution of the Company's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years. The term for each type of borrowing disclosed is one day.

				                              Federal Funds
				                              Purchased and
				                              Securities Sold
				                              Under Agreement      Other Short-
				                              to Repurchase        Term Borrowings
                                  					(In Thousand of Dollars)
Year ended December 31:

     1993                             $19,629              $1,000

     1992                              14,133               1,000

     1991                              12,040               1,000

Weighted average interest
rate at year end:

     1993                               2.50%               2.95%

     1992                               2.92                3.05

     1991                               4.02                4.22

Maximum amount outstanding
at any month's end:

     1993                             $29,269              $1,000

     1992                              17,010               1,000

     1991                              24,574               1,000

Average amount outstanding
during the year:

     1993                             $14,603              $  938

     1992                              14,500                 928

     1991                              13,790                 929

				                               Federal Funds
				                               Purchased and
				                               Securities Sold
				                               Under Agreement      Other Short-
				                               to Repurchase        Term Borrowings
                                   					(In Thousand of Dollars)

Weighted average interest
rate during the year:

     1993                               2.28%               3.09%

     1992                               3.31                4.00

     1991                               4.79                6.11

ITEM 2.  PROPERTIES

The corporate headquarters of HUBCO and the main office of Hudson United Bank are located in a four story facility in Union City, New Jersey.
The property is approximately 42,400 square feet and is owned by Hudson United Bank. Hudson United Bank occupies 36 additional branch offices, of which 18 are owned and 18 are leased.

All leased properties have rental payments at or below fair market value. Of the eighteen properties leased, one has an option to purchase and nine have renewal options for terms of five to sixty-four years.
The remaining eight locations have expiration dates ranging from 1995-
2005.

The data processing and deposit services center for the Bank is located in a two-story building in Union City, New Jersey, which is approximately 14,000 square feet. The building is owned by HUBCO and leased to Hudson United Bank. HUBCO has outgrown the space at its headquarter's office and commencing in late December 1993, HUBCO actively undertook a search for additional space to expand its headquarter's operations. In March of 1994, HUBCO purchased a 64,350 square foot building in Mahwah, New Jersey, to house the executive offices of HUBCO and the Company's data processing subsidiary.

ITEM 3.    LEGAL PROCEEDINGS

      In the normal course of business, lawsuits and claims may be brought by and may arise against HUBCO and its subsidiaries. In the opinion of management, no legal proceedings which have arisen in the normal course of the Company's business and which are presently pending or threatened against HUBCO or its subsidiaries, when resolved, will have a material adverse effect on the business or financial condition of HUBCO or any of its subsidiaries.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of Shareholders of HUBCO during the fourth quarter of 1993.

				 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	  STOCKHOLDER MATTERS.

     As of December 31, 1993, HUBCO had approximately 1,596 shareholders.

     HUBCO's common stock was listed on the American Stock Exchange during 1992. Effective March 1, 1993, HUBCO is listed on the Nasdaq National Market. The following represents the high and low sale prices from each quarter during the last two years. The numbers have been restated to reflect a 10% stock dividend paid by HUBCO on June 1, 1993.

				                                    1993

                      			       High              Low

1st Quarter                    $24 5/8           $16
2nd Quarter                     24 3/8            19
3rd Quarter                     25 1/4            20 1/4
4th Quarter                     24 1/4            20

                                  					1992

                            				High              Low

1st Quarter                    $12 1/2            $ 8 3/8
2nd Quarter                     12 5/8             10 5/8
3rd Quarter                     13                 11 3/8
4th Quarter                     16 7/8             12


     The following table shows the per share quarterly cash dividends paid upon the common stock over the last two years.

       		1993                          1992

	 March 1       $.10            March 1       $.09
	 June 1         .11            June 1         .09
	 September 1    .11            September 1    .09
	 December 1     .12            December 1     .10
	 December 1     .03 (extra)    December 1     .03 (extra)

    Dividends are generally declared within 30 days prior to the payable date, to stockholders of record l0-20 days after the declaration date.

ITEM 6.  SELECTED FINANCIAL DATA
	 (In Thousands Except For Per Share Amounts)

	 Reference should be made to pages 4-6 of this Report on Form 10-K for a discussion of recent acquisitions which affect the comparability of the information contained in this table.



                     			    1993      1992     1991       1990      1989

Net Interest Income      $ 47,018  $ 41,013 $ 26,472   $ 22,991  $ 23,293

Provision for Loan          3,600     4,116    2,312      4,150     1,860
Losses

Net Income                 14,202     9,641    5,021      2,215     3,309

Per Share Data(1)
  Net Income                 2.06      1.58     1.01        .45       .67
  Cash Dividends              .47       .40      .33        .33       .33
    Declared

Balance Sheet Totals:
  Total Assets-12/31    1,041,825   931,911  673,159    595,128   548,132
  Long Term Debt-12/31          -         -      763        831       899
  Average Equity -         73,451    55,467   39,367     37,634    37,123
    for year
  Average Assets -        987,894   918,116  610,297    549,704   530,556
    for year


(1) Per share data is adjusted retroactively to reflect a 10% stock dividend paid November 15, 1991 to stockholders of record on November 6, 1991, and a 10% stock dividend paid June 1, 1993 to stockholders of record on May 11, 1993.

ITEM 7.

    HUBCO'S 1993 Annual Report contains on pages 6 through 22, the information required by Item 7 and that information is incorporated herein by reference. That discussion is supplemented by the following information.

    On March 18, 1994, HUBCO entered into an interest rate exchange agreement (the "agreement") for the purpose of hedging the interest rate related to the $25,000,000 subordinated debt issued in January, 1994. The agreement is a contractual agreement between HUBCO and its counterparty to exchange fixed and floating rate interest obligations without exchange of the underlying notional amount of $25,000,000. The agreement was entered into in an effort to lower the overall cost of borrowings. such agreement involves interest rate risk. If interest rates increase, the benefit resulting from the agreement will be diminished. The notional principal amount is used to express the volume of the transaction involved in this agreement; however, this amount does not represent exposure to credit loss. HUBCO's counterparty to the agreement is the fixed rate payor on the agreement and HUBCO is the floating rate payor on the agreement. The The floating rate is reset every three months. As of the date of the agreement, the net reduction in the interest rate on the subordinated debt was 1.65%. The original term of this agreement is 3 years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    HUBCO's 1992 Annual Report contains on pages 23 through 36, the information required by Item 8 and that information is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	 ACCOUNTING AND FINANCIAL DISCLOSURE

    In March 1991, the Audit Committee of the Board of Directors of the Company recommended that Arthur Andersen be engaged as the Company's independent accountants to audit the books and records of the Company for 1991. The Company did not have any disagreement with Ernst & Young on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure. Ernst & Young's year-end reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to uncertainty, audit scope, or accounting principles. The Audit Committee's recommendation was approved by the Board of Directors on March 26, 1991.

			    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	 HUBCO's Proxy Statement for its 1994 Annual Meeting on pages 4 to 6, under the caption "Proposal I - Election of Directors", contains the information required by Item 10 with respect to directors of HUBCO and certain information with respect to executive officers and that information is incorporated herein by reference. Certain additional information regarding executive officers of HUBCO, who are not also directors, appears under subsection (e) of Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

	 HUBCO's Proxy Statement for its 1994 Annual Meeting contains on pages 10 to 20, under the caption "Executive Compensation", and on page 22 under the caption "Compensation Committee Interlocks and Insider Participation", the information required by Item 11 and that information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	 MANAGEMENT

	 HUBCO's Proxy Statement for its 1994 Annual Meeting contains on pages 7 to 9, under the caption "Stock Ownership of Management and Principal Shareholders", the information required by Item 12 and that information is incorporated herein by reference. The Company knows of no person or group which is the beneficial owner of more than five percent of any class of the Company's voting securities, except as set forth on pages 7 and 8 of HUBCO's Proxy Statement for its 1994 Annual Meeting.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	 HUBCO's Proxy Statement for its 1994 Annual Meeting on page 22 under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with
Management", contains the information required by Item 13 and that information is incorporated herein by reference.



                   			     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
       	 ON FORM 8-K

(a) (1) & (2) List of Financial Statements and Financial
	      Statement Schedules

    The below listed consolidated financial statements and report of independent public accountants of HUBCO, Inc.
    and subsidiaries, included in the Annual Report of the Registrant to its Shareholders for the year ended
    December 31, 1993, are incorporated by reference in
    Item 8:


    Reports of Independent Public Accountants

    Consolidated Balance Sheets at
	 December 31, 1993 and 1992

    Consolidated Statements of Income for the Years
	 Ended December 31, 1993, 1992 and 1991

    Consolidated Statements of Changes in Stockholders'
	 Equity for the Years Ended December 31, 1993,
	 1992 and 1991

    Consolidated Statements of Cash Flows for the Years
	 Ended December 31, 1993, 1992 and 1991

    Notes to Consolidated Financial Statements

    Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3)  Exhibits

    List of Exhibits

 (2a) Agreement and Plan of Reorganization dated as of May 21, 1993, between HUBCO, Hudson and
      Statewide, together with Exhibit A, the Plan of Conversion. (Incorporated by reference from the Company's Current Report on Form 8-K dated May
      21, 1993.)

 (2b) Agreement and Plan of Merger dated as of November 8, 1993, between HUBCO, Inc., Hudson United Bank and Washington Bancorp, Inc. and Washington Savings Bank. (Incorporated by reference from the Company's Current Report on Form 8-K dated November 8, 1993.)

 (3a) The Certificate of Incorporation of HUBCO, Inc.
      filed May 5, 1982 and amendments to the Certificate of Incorporation, dated November 22, 1983, January 30,1984
      January 11, 1985, July 17, 1986, March 25, 1987, April 26,
      1991, November 26, 1991, March 25, 1992 and May 17,
      1993.

 (3b) The By-Laws of HUBCO, Inc.

 (4)  Indenture dated as of January 14, 1994 between HUBCO, Inc.
      and Summit Bank as Trustee for $25,000,000 7.75%
      Subordinated Debentures due 2004.

(10a) Employment contract with Kenneth T. Neilson.
      (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit (10a).

(10b) Employment contract with James E. Schierloh.
      (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit (10b).

(10c) Employment contract with D. Lynn Van Borkulo.
      (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit (10c).

(10d) Collective Bargaining Agreement with Local 153 of the Office and Professional Employees International Union, dated January 26, 1993. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit (10d).

(10e) Purchase and Assumption Agreement dated April 14, 1993, among the Company, Hudson United Bank, Ramapo Financial Corporation and The Ramapo Bank. (Incorporated by reference from the Company's Current Report on Form 8-K dated April 14, 1993.)

(13)  1993 Annual Report to Shareholders

(22)  List of Subsidiaries.

(24) Consent of Arthur Andersen & Co.

(b)   Reports on Form 8-K

      Form 8-K dated November 8, 1993

      Item 5. Other Events --
      Reported on the announcement by the Company that it and its principal subsidiary, Hudson United Bank, have entered into an Agreement and Plan of Merger with Washington Bancorp, Inc. and Washington
      Savings Bank, pursuant to which HUBCO will acquire
      Washington Bancorp, Inc. for a combination of securities and cash.

      Item 7.  Exhibits --
      Included Agreement and Plan of Merger dated as of November
      8, 1993, Stock Option Agreement between Washington
      Bancorp, Inc. and HUBCO, Inc. dated November 8, 1993 and press release dated November 8, 1993.

SIGNATURES
       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			      HUBCO, INC.


			      By:s/ James E. Schierloh
				 James E. Schierloh
				 Chairman of the Board

Dated:  March 22, 1994


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                  Title                       Date


s/James E. Schierloh         Chairman of the
James E. Schierloh           Board and Director          March 22, 1994


s/Kenneth T. Neilson         President and               March 22, 1994
Kenneth T. Neilson           Director


s/Robert J. Burke             Director                   March 22, 1994
Robert J. Burke


s/Henry G. Hugelheim          Director                   March 22, 1994
Henry G. Hugelheim


s/Harry J. Leber              Director                   March 22, 1994
Harry J. Leber


s/Charles F.X. Poggi          Director                   March 22, 1994
Charles F. X. Poggi


s/Sr. Grace Frances Strauber   Director                   March 22, 1994
Sister Grace Frances
Strauber
s/Edwin Wachtel               Director                   March 22, 1994
Edwin Wachtel


s/Christina L. Maier          Assistant                  March 22, 1994
Christina L. Maier            Treasurer