Form 10-K/A
period 1993-12-31
HUBCO INC
filed 1994-04-19
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                   			  WASHINGTON, D. C. 20549

                          				 FORM l0-K/A
 ___
/X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1993

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

		                     Introduction
                       ------------

     This amendment on Form 10-K/A is being filed to amend HUBCO'S
Annual Report on Form 10-K for the fiscal year ended December 31, 1993, in order to include corrected disclosure regarding security ownership of principal shareholders of HUBCO, which disclosure was previously incorporated by reference from HUBCO's 1994 Proxy Statement. As of December 31, 1993, Fidelity Management & Research Company was no longer a beneficial owner of more than five percent of HUBCO's common stock. On February 11, 1994, Fidelity filed an amendment to Schedule 13G with the Securities and Exchange Commission to report that it ceased to be the beneficial owner of more than five percent of HUBCO's common stock; however, HUBCO did not receive a copy of that filing prior to the time it filed its Form
10-K for the fiscal year ended December 31, 1993.

         		   DOCUMENTS INCORPORATED BY REFERENCE

						                                        Part(s) Into
	      Documents                           Which Incorporated
       ---------                           ------------------

    Annual Report to Shareholders                       Part I
    for the fiscal year ended                           Part II
    December 31, 1993 ("HUBCO's 1993
    Annual Report"), pages 23 through 36

    Proxy Statement used in
    connection with the Annual
    Meeting of Shareholders to
    be held March 22, 1994
    (HUBCO's Proxy Statement
    for its 1994 Annual Meeting")
    pages 4 through 7, pages 10
    through 16 and page 22 under the
    captions "Proposal 1 - Election
    of Directors", "Executive
    Compensation",  and "Certain
    Transactions with Management".
    Notwithstanding the foregoing, the
    information contained in HUBCO's
    Proxy Statement for its 1994 Annual
    Meeting pursuant to Items 402(k) and
    402(l) of Regulation S-K is not
    incorporated by reference and is not
    to be deemed part of this report.                   Part III

	  With the exception of information specifically incorporated by reference, HUBCO's 1993 Annual Report and HUBCO's Proxy Statement for its 1994 Annual Meeting are not to be deemed part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTIAN BENEFICIAL OWNERS AND
       	 MANAGEMENT

The following table furnishes information known by the corporation as to the beneficial owners of more than five percent of the Company's common stock, without par value, as of December 31, 1993. The Company knows of no person or group which is the beneficial owner of more than five percent of any class of the Company's voting securities, except as set forth below.


				                                   	 Amount
				                                   	 and
					                                    Nature of
      Name and Address of                Beneficial              Percent of
     	Beneficial Owner                   Ownership               Class

Valenzuela Capital Management, Inc.      399,000                 5.77
1270 Avenue of the Americas
12th Floor
New York, New York 10026

The following table sets forth information concerning the beneficial ownership of the Corporation's common stock, without par value, as of December 31, 1993, by each executive officer of the corporation for whom individual information is required to be set forth in this Proxy Statement pursuant to the rules of the Securities and Exchange Commission (the "Named Officers"), by each director, and by all directors and executive officers as a group.

                                   					Number of Shares        Percent
Name of Beneficial Owner                Beneficially Owned(1)   of Class

Robert J. Burke                          31,176 (2)              .45
Henry G. Hugelheim                      109,754 (3)             1.58
Harry J. Leber                           21,947 (4)              .32
Christina L. Maier                       11,483 (5)              .17
Kenneth T. Neilson                       52,730 (6)              .76
Charles F. X. Poggi                     147,305                 2.12
James E. Schierloh                       50,708 (7)              .73
Sister Grace Frances Strauber               617                  .01
D. Lynn Van Borkulo-Nuzzo                 7,901 (8)              .11
Edwin Wachtel                            47,306 (9)              .68

Directors and Executive Officers of the
Corporation as a group (10 persons)     480,522(10)             6.93

(1) Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power. It also includes shares owned (i) by a spouse, minor children or by relatives sharing the same home, (ii) by entities owned or controlled by the named person, and (iii) by other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, all shares are owned of record and beneficially by the named person, either directly or through the dividend reinvestment plan.

(2) Of this total, 7,807 shares are held by Mr. Burke's wife and 718 are held in an IRA. Mr. Burke disclaims beneficial ownership of the shares held by his wife.

(3) Of this total, 4,911 shares are held in a revocable trust over which Mr. Hugelheim retains control during his life.

(4) Of this total, 2,803 shares are held in a retirement plan, of which Mr. Leber is a trustee and beneficiary.

(5) Of this total, 3,442 are held in Mrs. Maier's 401(k) plan, which she directs and, 3,309 are held for Mrs. Maier under the Corporation's restricted stock plan.

(6) Of this total, 12,209 shares are held in Mr. Neilson's 401(k) plan, Which he directs, 10,880 are held for Mr. Neilson under the Corporation's restricted stock plan, 2,310 shares are held in an IRA and 1,639 shares are held by Mr. Neilson's wife. Mr. Neilson disclaims beneficial ownership of the shares owned by his wife.

(7) Of this total, 3,291 shares are held by Mr. Schierloh's wife individually, 4,027 shares are held in trust for Mr. Scheirloh's mother under a trust for which Mr. Schierloh is a trustee and a beneficiary, and 5,000 shares are held for Mr. Schierloh under the Corporation's restricted stock plan.

(8) Of this total, 1,768 shares are held in Ms. Van Borkulo-Nuzzo's 401(k) plan, Which she directs, and 5,465 shares are held for Ms. Van Borkulo-Nuzzo under the Corporation's restricted stock plan.

(9) Of this total, 655 shares are held in a general partnership of which Mr. Wachtel is a partner.

(10) Of this total, 17,419 shares are held in the Corporatin's 401(k) plans for specified individuals and 25,374 shares are held for executive officers under the Corporation's restricted stock plan.

In addition to the shares reported in the Table, The Bank's Trust Department holds 26,400 shares as trustee for the Bank's two pension plans. These additional shares held by the Bank's Trust Department are not reported as beneficially owned by the Corporation's directors or executive officers, although by virtue of the officers'and directors' service on the Bank's Trust Committee, it may be asserted that the directors and officers have beneficial ownership of such shares. The directors and executive officers disclaim beneficial ownership of such shares.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

																																								HUBCO, INC.


																																								By:s/ James E. Schierloh
																																											---------------------
																																											James E. Schierloh
                                           Chairman of the Board

Dated: April 19, 1994