Form 10-Q
period 1993-06-30
HUBCO INC
filed 1994-05-16
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1994

                                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to

                      Commission File Number 0-010699

                                HUBCO, INC.

          (Exact name of registrant as specified in its charter)

             New Jersey                         22-2405746

    (State of other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification Number)

         3100 Bergenline Avenue
         Union City, New Jersey                   07087

    (Address of principal executive office)     (Zip Code)

                              (201)-348-2300

           (Registrant's telephone number, including area code)

                              Not Applicable

           Former name, former address, and formal fiscal year,
                       if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days   Yes  X      No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

           6,490,470 shares, no par value, outstanding as of May 9, 1994.

                       HUBCO, INC. AND SUBSIDIARIES

                                   INDEX




PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
            Consolidated Balance Sheets
            March 31, 1994 and December 31, 1993. . . . . . . . .  1

          Consolidated Statements of Income
          Three Months Ended March 31, 1994
          and March 31, 1993. . . . . . . . . . . . . . . . . . .  2

          Consolidated Statements of Cash Flows
          Three Months ended March 31, 1994
          and March 31, 1993. . . . . . . . . . . . . . . . . . .  3

          S.E.C. Guide 3 - Item III
            Loan Portfolio. . . . . . . . . . . . . . . . . . . .  4

          Asset Quality Schedule - Quarterly Recaps . . . . . . .  5

          S.E.C. Guide 3 - Item IV
          Summary of loan loss experience . . . . . . . . . . . .  6

          Notes to Consolidated Financial Statements. . . . . . .  7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . .  9-13


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders . .  14

Item 5.   Other Information . . . . . . . . . . . . . . . . . . .  15-17

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .  18

          Signatures. . . . . . . . . . . . . . . . . . . . . . .  19

HUBCO, Inc. and Subsidiaries
PART I.  FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                       March 31    December 31
                                                          1994         1993

ASSETS
Cash and due from banks                              $   43,577   $   49,542
Investment Securities (Note - B)
  Available for Sale, at market value
  (amortized cost of $142,787 and $123,833
  in 1994 and 1993, respectively)                       145,638      130,555
  Held to maturity, at cost (market value of $313,013
  and $301,692 for 1994 and 1993, respectively)         314,331      296,130
                                                      ---------   ----------
                                                        459,969      426,685
Federal funds sold and securities
 purchased under agreements to resell                    20,900        9,800
Loans:
  Real estate-mortgage                                  242,844      246,647
  Commercial and financial                              182,033      178,827
  Consumer credit                                       103,007      109,169
  Direct lease financing                                     17          122
                                                      ---------   ----------
                                                        527,901      534,765
Less:
  Allowance for possible loan losses                     10,687       10,811
  Deferred loan fees                                        630          676
  Unearned income                                         4,160        4,699
                                                      ---------   ----------
                          NET LOANS                     512,424      518,579
                                                      ---------   ----------

Property and equipment, net                              17,718       18,001
Other real estate                                           813        2,311
Accrued interest receivable                               9,072       10,259
Other assets                                             14,158        6,648
                                                     ----------   ----------
                      TOTAL ASSETS                   $1,078,631   $1,041,825
                                                     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
   Noninterest bearing                               $  208,106   $  205,233
   Interest bearing                                     744,898      730,455
                                                     ----------   ----------
                     TOTAL DEPOSITS                     953,004      935,688
                                                     ----------   ----------

Federal funds purchased and securities
 sold under agreements to repurchase                     19,653       19,629
Treasury tax and loan note                                1,000        1,000
Accrued taxes and other liabilities                       5,678        6,554
                                                     ----------   ----------
                    TOTAL LIABILITIES                   979,335      962,871
                                                     ----------   ----------
Subordinated Debt (Note - C)                             25,000            0
Stockholders' equity:
  Common stock, no par value, issued
  6,933,361 and outstanding 6,490,470 shares
  (1994); issued 6,933,361 and outstanding
  6,724,661 shares (1993)                                18,492       18,492
Capital in excess of par                                 49,047       49,048
Retained earnings                                        15,677       12,669
Treasury stock, at cost, 442,891 shares
  in 1994 and 208,700 shares in 1993                     (9,869)      (4,571)
Unearned Compensation-Restricted stock awards              (867)        (946)
Unrealized gain on investment securities
available for sale, net of income taxes of $1,035
and $2,460 in 1994 and 1993, respectively                 1,816        4,262
                                                     ----------   ----------
          TOTAL STOCKHOLDERS' EQUITY                     74,296       78,954
                                                     ----------   ----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $1,078,631   $1,041,825
                                                     ==========   ==========

See notes to consolidated financial statements

HUBCO, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME                       THREE MONTHS ENDED
(In Thousands)                                              MARCH 31
                                                       1994        1993
INTEREST INCOME
Interest & fees on loans:
 Taxable                                            $10,515       $10,548
 Tax exempt                                              61            73
                                                    -------       -------
                                                     10,576        10,621
                                                    -------       -------
Interest & dividends on investment securities:
 Taxable                                              6,520         5,296
 Tax exempt                                             309           242
                                                    -------
                                                      6,829         5,538
                                                    -------       -------
Interest on federal funds sold                           89           230
Other                                                    16             -
                                                    -------       -------
                        TOTAL INTEREST INCOME        17,510        16,389
                                                    -------       -------
INTEREST EXPENSE
Interest on deposits:
 Savings deposits                                     2,854         2,847
 Time deposits                                        1,739         2,370
Interest on borrowings                                  538            80
                                                    -------       -------
                       TOTAL INTEREST EXPENSE         5,131         5,297
                                                    -------       -------
                          NET INTEREST INCOME        12,379        11,092
                                                    -------       -------
Provision for possible loan losses                      450           750
                                                    -------       -------
          NET INTEREST INCOME AFTER PROVISION
                     FOR POSSIBLE LOAN LOSSES        11,929        10,342

OTHER INCOME
 Trust department income                                172           111
 Service charges on deposit accounts                  1,577         1,273
 Investment securities gains                              -             4
 Miscellaneous                                          460           433
                                                    -------       -------
                                                      2,209         1,821
                                                    -------       -------
                                                     14,138        12,163
                                                    -------       -------

OTHER EXPENSES
  Salaries                                            3,106         2,794
  Pension and other employee benefits                 1,559         1,322
  Occupancy expense of property                         914           601
  Equipment expense                                     427           426
  Miscellaneous                                       2,000         1,941
                                                    -------       -------
                                                      8,006         7,084
                                                    -------       -------

                   INCOME BEFORE INCOME TAXES         6,132         5,079
                                 INCOME TAXES         2,346         1,872
                                                    -------       -------
                                   NET INCOME       $ 3,786       $ 3,207
                                                    =======       =======

Earnings per share:
  (Based on weighted average shares
   outstanding of 6,521,627 in 1994                $    .58      $    .46
   and 6,913,405 in 1993)                          ========      ========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (NET)
HUBCO, INC. and Subsidiaries
(in thousands)
                                                       Three Months Ended
                                                            March 31

                                                        1994        1993

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                            $ 3,786  $  3,207
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Provision for possible loan losses                     450       750
    Provision for depreciation and amortization            491       447
    Amortization of investment security premiums           328       295
    Accretion of investment security discount              (59)      (85)
    Realized investment security (gains) losses              -        (4)
    Deferred income taxes                                  320       320
  Decrease in interest receivable                        1,187     1,093
  Increase (decrease) in interest payable                  319       (77)
  Increase in accrued taxes and other
    liabilities                                            230       472
  Increase (decrease) in other assets                   (7,830)    7,944
                                                       --------  --------
                      NET CASH PROVIDED
      BY (USED IN) OPERATING ACTIVITIES                   (778)   14,362
                                                       --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of investment securities               -         61
 Proceeds from maturities of investment securities      41,136     9,131
 Net decrease in loans                                   5,705     9,073
 Purchase of investment securities                     (78,560)  (26,741)
 Purchases of premises and equipment                      (129)   (2,821)
 (Increase) decrease in other real estate                1,498      (132)
                                                       --------  --------
                       NET CASH USED IN
                   INVESTING ACTIVITIES                (30,350)  (11,429)
                                                       --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits,
  NOW accounts and savings accounts                     23,228     9,619
 Net (decrease) in certificates
  of deposit                                            (5,912)  (23,468)
 Net increase (decrease) in federal funds
  purchased and securities sold under
  agreements to repurchase                                  24    (1,371)
 Subordinated Debt                                      25,000         -
 Cash dividends                                           (779)     (691)
 Purchase of treasury stock                             (5,298)       (1)
                                                       --------   --------
         NET CASH PROVIDED BY (USED IN)
                   FINANCING ACTIVITIES                 36,263   (15,912)
                                                       --------   --------
                       INCREASE IN CASH
                   AND CASH EQUIVALENTS                  5,135   (12,979)
              CASH AND CASH EQUIVALENTS
                 AT BEGINNING OF PERIOD                $59,342  $ 61,700
                                                       -------- --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $64,477  $ 48,721
                                                       =======  ========

                       HUBCO, Inc. and Subsidiaries

                         S.E.C. GUIDE 3 - ITEM III

                              LOAN PORTFOLIO




                                  Types of Loans at Each Reported Period
                                        (In Thousands of Dollars)

                                            3/31/94    12/31/93
                                           --------    --------

Commercial, Financial, and
  Agricultural                              $119,659   $119,563

Real Estate - Construction                     7,288      7,117

Real Estate - Mortgage                       337,340    330,018

Consumer Loans                                52,923     77,945

Other                                         10,691        122
                                            --------   --------
                       Total                $527,901   $534,765
                                            ========   ========

                                                                       Page 5

HUBCO, Inc. and Subsidiaries


                 ASSET QUALITY SCHEDULE - QUARTERLY RECAP
                              (In Thousands)

                                  3/31/94   12/31/93   9/30/93    6/30/93


Non-Accruing Loans:
 Commercial                        $1,559  $ 1,391    $1,382     $ 1,468
 Real Estate                        3,457    3,398     3,212       2,107
 Installment                          634      745       853         780
                                   ------  -------    ------     -------
     Total Non-Accruing Loans       5,650    5,534     5,447       4,355
                                   ------  -------    ------     -------
Renegotiated Loans                  1,816    2,177     2,177       2,247
                                   ------  -------    ------     -------
     Total Non-Performing Loans    $7,466  $ 7,711    $7,624     $ 6,602
Other Real Estate                     813    2,311     2,305       2,500
                                   ------  -------    ------     -------
     Total Non-Performing Assets   $8,279  $10,022    $9,929     $ 9,102
                                   ======  =======    ======     =======

Non-Accruing Loans to Total
 Loans, Net                         1.08%    1.05%      .99%        .79%
Non-Performing Loans to Total
 Loans, Net                         1.43     1.46      1.39        1.19
Non-Performing Assets to
 Total Assets                        .77      .96       .96         .87
Non-Performing Assets to
 Total Loans, Net Plus
 Other Real Estate                  1.58     1.88      1.80        1.64


Loans Past Due 90 Days or
 More and Accruing:
     Commercial                    $  602  $1,139     $  862     $   868
     Real Estate                      656     225        692       1,634
     Installment                       72      79         10         205
                                   ------  ------     ------     -------
       Total Past Due Loans        $1,330  $1,443     $1,564     $ 2,707
                                   ======  ======     ======     =======

                       HUBCO, Inc. and Subsidiaries

                          S.E.C. GUIDE 3 ITEM IV

                      SUMMARY OF LOAN LOSS EXPERIENCE


                                   Summary of Activity in the Allowance,
                                        Broken Down by Loan Category

                                        Three Months Ended Year Ended
                                             3/31/94        12/31/93
                                            (In Thousands of Dollars)

Amount of Loans Outstanding               $527,901         $534,765
                                           =======          =======

Daily Average Amount of Loans             $529,689         $529,340
                                           =======          =======

Balance of Allowance for
  Possible Loan Losses at
  Beginning of Period                     $ 10,811         $  7,605

Loans Charged Off:
  Commercial, Financial,
   and Agricultural                           (490)            (637)
  Real Estate - Mortgage                       (63)            (138)
  Installment                                  (64)            (283)
  Lease Financing                              (14)            (122)
                                          ---------       ----------
    Total Loans Charged Off                   (631)          (1,180)
                                          ---------       ----------
Recoveries of Loans Previously
  Charged Off:
  Commercial, Financial,
   and Agricultural                             33              141
  Real Estate - Mortgage                         -               59
  Installment                                   16              104
  Lease Financing                                8               82
                                          --------        ---------
      Total Recoveries                          57              386
                                          --------        ---------

Net Loans Charged Off                         (574)            (794)

Addition to Allowance
  Charged to Operations                        450            3,600

Additions Acquired Through Acquisitions          -              400
                                          --------         --------
Balance at End of Period                  $ 10,687         $ 10,811
                                          ========         ========

Ratio of Net Loans Charged-Off
  During Period to Average
  Loans Outstanding                            .11%             .15%

HUBCO, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1994

NOTE A - BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-Q and Rule l0-0l of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to complete financial statements. In the opinion of management, the information presented includes all adjustments considered necessary to a fair presentation of the interim period results.

NOTE B - INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities are summarized as follows:
                                              March 31, 1994
                                              --------------
                                                                  Estimated
                         Amortized         Gross Unrealized         Market
                           Cost          Gains       (Losses)       Value
			                      ---------       -----       --------     ---------

AVAILABLE FOR SALE
U.S. Government         $105,659         $2,806        ($54)      $108,411
U.S. Government
  agencies                28,445            304      (1,061)        27,688
State and political
  subdivisions             1,598            102           -          1,700
Other securities           2,075            167           -          2,242
Equity securities          5,010            697        (110)         5,597
                        --------         ------     --------      --------
                        $142,787         $4,076     ($1,225)      $145,638
                        ========         ======     ========      ========

                                              March 31, 1994
                                              --------------
                                                                  Estimated
                         Amortized         Gross Unrealized         Market
                           Cost          Gains       (Losses)       Value
                         ---------       -----       --------     ---------

HELD TO MATURITY
U.S. Government         $ 96,895         $1,372       ($777)      $ 97,490
U.S. Government
  agencies               177,785          1,680      (3,473)       175,992
State and political
  subdivisions            38,141            143        (287)        37,997
Other securities               -              -           -              -
Equity Securities          1,510             37         (13)         1,534
                        --------         ------     --------      --------
                        $314,331         $3,232     ($4,550)      $313,013
                        ========         ======     ========      ========

                                                1993
                                                ----
                                                                  Estimated
                         Amortized         Gross Unrealized         Market
                                         --------------------
                           Cost          Gains       (Losses)       Value
                        ---------        -----       --------     ---------

AVAILABLE FOR SALE
U.S. Government         $104,728        $ 5,580           -       $110,308
U.S. Government
  Agencies                10,482            502          (1)        10,983
States and Political
    Subdivisions           1,600            237           -          1,837
Other securities           2,107            223          (5)         2,325
Equity securities          4,916            381        (195)         5,102
                        --------        -------       ------      --------
                        $123,833        $ 6,923       ($201)      $130,555
                        ========        =======       ======      ========

                                                1993
                                                ----
                                                                  Estimated
                         Amortized         Gross Unrealized         Market
                                           ----------------
                           Cost          Gains       (Losses)       Value
                         ---------       -----       --------     ---------

Held to Maturity
U.S. Government         $104,957        $ 2,648       ($125)      $107,480
U.S. Government
  Agencies               164,850        $ 3,104        (651)       167,303
State and Political
  Subdivisions            23,815            496          (4)        24,307
Other securities           2,508             94           -          2,602
                        --------        -------       ------      --------
                        $296,130        $ 6,342       $(780)      $301,692
                        ========        =======       ======      ========

NOTE C - SUBORDINATED DEBT

In January 1994, the Company sold $25 million aggregate principal amount of subordinated debentures in a private placement. The debentures, which mature 2004, bear interest at 7.75% per annum payable semi-annually. The Company is obligated to register the debentures with the Securities and Exchange Commission by July, 1994. On March 18, 1994, HUBCO entered into an interest rate exchange agreement intended to hedge the interest risk related to the $25 million subordinated debt. The agreement is a contractual agreement between HUBCO and its counter-party to exchange fixed and floating rate interest obligations. HUBCO's counter-party to the agreement is the fixed rate payor, and HUBCO is the floating rate payor. The floating rate is reset every three months. The term of the agreement is three years.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ------------------------------------------------


This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes. Unless otherwise noted, all dollar amounts, other than per share information, are presented in thousands.

The Company presently has two acquisitions pending. See Item 5 under Part II of this Form 10-Q for a description of these pending acquisitions.

On June 30, 1993, the Company, through Hudson United Bank, acquired deposits and certain assets of Pilgrim State Bank ("Pilgrim") from the Ramapo Bank ("Ramapo") immediately following a merger of Pilgrim into Ramapo. The merger and the acquisition occurred pursuant to a Purchase and Assumption Agreement previously entered into between the parties. The income statement comparison is influenced by the Pilgrim transaction.

On June 1, 1993, the Company paid a ten percent stock dividend to stockholders of record May 11, 1993, which resulted in the issuance of 628,011 new shares of common stock. Per share amounts have been restated to reflect the ten percent stock dividend.

RESULTS OF OPERATIONS
- ---------------------
For the three month period ended March 31, 1994, the Company earned net income of $3,786, or $.58 per share, compared to $3,207, or $.46 per share, for the same period in 1993. The increase in earnings of $579, or 18.1%, is the result of a combination of items. Earnings for the period were improved by increases in net interest income and other income of $1,287, or 11.6%, and $388, or 21.3%, respectively; and by a decrease in the provision for loan losses of $300, or 40.0%. Partially offsetting these gains was an increase in other expenses of $922, or 13.0%, and an increase in income taxes of $474, or 25.3%. Investment securities gains included in other income were $0 and $4 for 1994 and 1993, respectively. Our repurchase of $10,000 of HUBCO stock reduced earning assets but increased earnings per share.

The increase in net interest income from $11,092 for the three month period ended March 31, 1993 to $12,379 for the current three month period reflects the increase for the comparative periods in average net interest earning assets (average earning assets minus average paying liabilities), as well as the related changes in yield/rate on the product mix. Average net interest earning assets increased by $59,018, or 33.4%, from $176,582 at March 31, 1993 to $235,600 at March 31, 1994. The mix of assets and liabilities acquired from the Pilgrim transaction contributed to the increase in average net interest earning assets. Partially offsetting the increase was the interest paid on the subordinated debentures issued in January, 1994 (see "Financial Condition").

Total other income for the three month period in 1994 increased by $388, or 21.3%, over the comparable period in 1994 due primarily to an increase of $304, or 23.9%, in service charges on deposit accounts. The increased service charges, which represents 78.4% of the total other income increase, arise from an increase in average deposits of $101,984, or 12.1%, for the three month period ended March 31, 1994 over the comparable period last year. Also contributing to the other income increase is an increase of $61, or 55.0%, in trust department income, which is attributable primarily to an increase in estate accounts during the current period along with an active new business program.

The level of the provision for possible loan losses was decreased by $300, or 40.0%, from $750 for the three month period ended March 31, 1993 to $450 for the first quarter of 1994. During 1993, the provision had been increased in order to build the allowance to a level deemed adequate to support the increase in non-performing loans as a result of the Pilgrim transaction and to reflect the weakness of the local economy. The provision was reduced to reflect the Company's charge-off level for last year and for the most recent three year average.

Non-interest expenses for the three month period ended March 31, 1994 increased by $922, or 13.0%, over the comparable period last year. Of that amount, $549, or 59.5% of the total increase, was in salaries and benefits, an increase of 13.3% for the category. Of that amount, $192 represents the additional personnel expense incurred as a result of the addition of the six Pilgrim branches, $68 represents an increase in the 1994 performance bonus accrual based on increased earnings, and the remainder is attributable to salary increases of approximately 3.0%, salary-related increases in payroll taxes, and the provision for severance packages related to the planned move of the Bank's deposit and mortgage servicing operations into its data processing subsidiary. Occupancy expense increased by $313, or 52.1%, during the first quarter of 1994 compared to the same period in 1993. Of that amount, $100, or 16.6%, represents the occupancy expense attributable to the six additional Pilgrim branches. The additional increase is primarily attributable to unusual building repair and service costs incurred as a result of the extremely severe winter season experienced in the Northeast region. Equipment expenses were stable for the comparable periods. Miscellaneous expenses increased by only $59, or 3.0%, for the three-month period ended March 31, 1994 compared to the same period last year. The reversal of $55 in accrued expenses that were no longer deemed necessary is included, as are cost containment measures implemented to reduce outside service fees, particularly in the legal area($76). Offsetting these savings were increases in operating supplies and insurance expense of $34, or 21.7% and $49, or 8.8%, respectively, both of which were anticipated due to the additional branches. The installation of voice mail and voice response telephone systems served to increase telephone expense during the current period by $72, or 167.4%. It is expected that these systems are generating savings in other areas.

The provision for income taxes for the three-month period ended March 31, 1994 increased by $474, or 25.3%, over the comparable period in 1993 due to an increase of $1,053, or 20.7%, in net income before taxes and to the additional state tax expense incurred.

The increases in net interest income as previously discussed are produced by rate/volume changes and product mix and is summarized for the comparative three-month periods on a tax equivalent basis in the following table. The tax equivalent interest margins are also provided. The tax-equivalent interest margin, which measures net interest income as a part of average earning assets, was 5.05% for the three months ended March 31, 1994, compared to 5.19% for the comparable period in 1993. The decline is primarily attributable to a reduction in interest cost on average earning liabilities (37 basis points) partially due to the new Subordinated Debt, compared to the reduction in interest earned on average assets (52 basis points).

                             1ST QUARTER 1994 VS. 1ST QUARTER 1993
                             -------------------------------------
                             Volume    Rate        Mix      Net
                                   (In Thousands of Dollars)

Total Interest Income        $2,464  $(1,127)    $(187)   $1,150

Total Interest Expense          537     (638)      (65)     (166)

Net Interest Earnings        $1,927  $  (489)    $(122)   $1,316

                                    1ST QUARTER
                                    -----------
                                   1994      1993
                                   ----      ----
Net Interest Margin (FTE)          5.05%     5.19%


FINANCIAL CONDITION
- -------------------

Total assets at March 31, 1994 increased by $36,806, or 3.5%, over December 31, 1993 basically as a result of an increase in total deposits of $17,316, or 1.9%, and the issuance of $25,000 in subordinated debt. Partially offsetting these increases were decreases in accrued taxes and other liabilities of $876, or 13.4%, and in stockholders' equity of $4,658, or 5.9%, as a result of the stock buyback program.

The Company's gross loan portfolio decreased from $534,765 at December 31, 1993 to $527,901 at March 31, 1994, a decrease of $6,864, or 1.3%. The decrease is the result of net runoff in the consumer loan portfolio due to light loan demand and the selling in the secondary market of certain mortgage loans. The commercial loan portfolio at March 31, 1994 showed an increase of $3,206, or 1.8%, over December 31, 1993 and is expected to show continued growth throughout the year.

Total non-performing loans, which include non-accruing and renegotiated loans, decreased by $245, or 3.2%, from $7,711 at December 31, 1993 to $7,466 at March 31, 1994. The decrease is in renegotiated loans and is due to one large loan coming out of restructured status, and the addition of two smaller loans being restructured during the period. Non-accruing loans were unchanged as a result of the implementation of FASB 114 which transferred $708 from OREO to this category offsetting the reduction made in non-accruing loans. Total non-performing assets decreased from $10,022 at December 31, 1993 to $8,279 at March 31, 1994, a decrease of $1,743, or 17.4%.

Loans past due 90 days or more and still accruing decreased by $113, or 7.8%, from $1,443 at December 31, 1993 to $1,330 at March 31, 1994 as a result of collection efforts.

Overall, asset quality ratios at March 31, 1994 improved, with the ratios for non-performing loans to total loans, net at 1.43% and non-performing assets to total assets at .77%. These are down from the comparable ratios at December 31, 1993 of 1.46% and .96%, respectively.

The allowance for possible loan losses was basically level going from $10,811 at December 31, 1993 to $10,687 at March 31, 1994. Net charge-offs were $574 during the period. At March 31, 1994 the reserve represents 143.1% of non-performing loans compared to 140.2% of non-performing loans at December 31, 1993 despite the FASB 114 implementation.

The investment portfolio increased by $33,284, or 7.8%, as a result of the inflow of funds generated by the increased deposits and the subordinated debt. Investments were limited to U.S. Government Obligations including Agencies and highly rated municipal securities in keeping with the Company's investment policy. The investment portfolio increase was slightly offset by a decrease of $3,871 in the mark-to-market accounting for the portion of the portfolio categorized as "available for sale".

Accrued interest receivable decreased by $1,187, or 11.6%, to $9,072 at March 31, 1994 due to a decrease in accrued interest receivable on the investment portfolio arising from timing of interest payments.

Other assets increased $7,510, or 113.0%, from $6,648 at December 31, 1993 to $14,158 at March 31, 1994 due primarily to approximately $6,000 in receivables from the federal government for social security direct deposits which, under federal law, had to be credited to customer accounts and available at the opening of business on April 3, 1994. The receivables were paid and reversed on April 4, 1994.

The increase of $17,316, or 1.9%, in deposits was primarily in interest bearing transaction accounts and resulted from new accounts and balance increases during the period. Non interest bearing accounts increased by $2,873, or 1.4%, representing 16.6% of the total increase.

Other liabilities were basically unchanged at March 31, 1994, showing a slight decrease of $876, or 13.4%, due to reductions in accrued taxes.

On January 14, 1994, HUBCO sold $25 million aggregate principal amount of subordinated debt in a private placement. The subordinated debentures bear interest at 7.75% per annum payable semi-annually. The debentures mature in 2004. In March, 1994, the Company entered into an interest rate exchange on a notional amount of $25,000 for a three-year period in an effort to reduce the cost of the subordinated debt.

In March of 1994, HUBCO contracted to purchase a 64,350 square foot building on 17 acres in Mahwah, New Jersey to house the executive offices of HUBCO and its data processing subsidiary. The transaction closed in April, 1994 at a purchase price of $4,000. The net increase in HUBCO's total other expenses directly attributable to this purchase is anticipated to be approximately one percent.

On November 8, 1993, HUBCO's Board of Directors authorized a stock repurchase plan and authorized management to repurchase up to 10% of its outstanding common stock per year beginning immediately. At that time, HUBCO had approximately 6.9 million shares outstanding. As of March 31, 1994, HUBCO had repurchased 455,081 shares at a cost of $10.1 million. During the first quarter of 1994, $5.2 million of stock repurchases were settled, causing a reduction in stockholders' equity from the December 31, 1993 level.

At the end of the reporting period, the Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations.

The capital ratios for HUBCO, Inc. and Subsidiaries at March 31, 1994, and the minimum regulatory requirements for such capital ratios, are as follows:

                                     Ratios At         1993 Minimum
                                  March 31, 1994      Requirements*
                                  --------------      -------------

Tier I Risk-Based Capital Ratio      13.07%              6.0%
Total Risk-Based Capital Ratio       18.83%             10.0%
Leverage Capital Ratio                6.74%              5.0%

*For qualification as a well-capitalized institution.

Item 4:   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of HUBCO, Inc. was held on Tuesday, March 22, 1994 at 11:00 a.m.

The meeting was held for the purpose of considering and voting upon the following matters:

PROPOSAL 1 - ELECTION OF DIRECTORS

The election of three persons named in the Proxy Statement to serve as directors of the Corporation for the term specified in the Proxy Statement.

PROPOSAL 2 - Approval of the 1993 Stock Option Program for the Statewide
Division

The Plan provides for option to purchase up to 223,611 shares of the Corporation's common stock to be issued to certain employees, advisory board members and directors of the Corporation of any of it subsidiaries who were previously associated with Statewide Savings Bank, S.L.A., as more fully set forth in the Proxy Statement.

PROPOSAL 3 - Approval of Recognition and Retention Plan for the Statewide Division of Hudson United Bank

The Plan provides for the issuance of up to 111,806 shares of the Corporation's common stock for the benefit of certain employees, advisory board members and directors of the Corporation or any of its subsidiaries who were previously associated with Statewide Savings Bank, S.L.A., as more fully set forth in the Proxy Statement.

The tabulation of votes follows:

PROPOSAL 1
                                                        Broker
  Director               For       Withheld  Abstain   Non-Votes

Robert J. Burke       5,132,631    49,443       0          0
Charles F.X. Poggi    5,132,510    49,564       0          0
Kenneth T. Neilson    5,132,372    49,702       0          0

PROPOSAL 2                         PROPOSAL 3

For                 3,985,237      For                 3,999,505
Withheld              363,354      Withheld              342,902
Abstain                82,369      Abstain                88,552
Broker Non-Votes      751,114      Broker Non-Votes      751,115

Item 5:   Other Information

     1) In May 1993, the Company and Hudson United Bank (the "Bank") agreed to acquire Statewide Savings Bank, S.L.A. ("Statewide"), a mutual savings and loan association with approximately $500 million in assets, in a merger-conversion transaction. Under the acquisition agreement, the Company will sell shares of its common stock to Statewide's eligible depositors and other voting members at a discounted price (the lesser of $18.00 per share or 95% of the market price of HUBCO common stock for the 10 trading days prior to the closing date of the transaction) in an amount equal to the appraised value of Statewide as determined by an independent appraiser. The Company's stockholders will be offered any remaining shares at the same price as the shares are offered to Statewide's depositors. Shares not sold to Statewide's eligible depositors, other voting members and the Company stockholders are expected to be sold to the public at the then market price. As part of the transaction, Statewide will become a state-chartered mutual savings bank that is subject to regulation by the New Jersey Department of Banking (the "Department") and the Federal Deposit Insurance Corporation (the "FDIC"), and then Statewide must convert from a mutual savings bank to a stock savings bank and finally convert to a commercial bank to be merged into the Bank. The transaction is subject to receipt of all necessary regulatory approvals and the approval of Statewide's depositors at a meeting to be held for such purpose.

          The Company, the Bank and Statewide have filed various regulatory applications with the Department, the FDIC and the Board of Governors of the Federal Reserve System (the "FRB"). The Department has approved the applications filed by the Bank and Statewide but no other regulatory approvals have been received to date. In November 1993, a bill was introduced in the United States House of Representatives entitled the "Mutual Bank Conversion Act" which provides that no state-chartered savings bank may convert from a mutual form to the stock form on or after November 22, 1993, except in accordance with regulations adopted by the FDIC. In late January 1994, the FDIC announced a new policy on conversions and followed that policy with an interim rule requiring the filing of notice applications with the FDIC for all conversions of state savings bank from mutual to stock form. The FDIC is also expected to adopt a regulation similar to that adopted by the Office of Thrift Supervision (the "OTS") which limits compensation to directors and officers in conversion transactions and makes permanent a moratorium previously imposed by the OTS on merger conversions and, with respect to pending applications, permits waivers for good cause shown. Statewide submitted a notice application to the FDIC with respect to its conversion, which the FDIC deemed complete on March 25, 1994. In light of the regulatory and legislative activity, HUBCO and Statewide thereafter amended the Statewide acquisition agreement to eliminate the award of all stock-based compensation to the directors and executive officers of Statewide. However, HUBCO has indicated that it believes it is in the best interests of HUBCO and its shareholders that the directors and executive officers of Statewide receive some incentive compensation, including possibly stock-based compensation, and has proposed procedures to make such a recommendation after consummation of the Statewide acquisition. The Company believes, based on these changes, that Statewide's conversion application will be recommended for approval by the staff of the FDIC, although there can be no assurance that the staff will recommend approval. There can be no assurance that the acquisition of Statewide will occur, or if it were to occur, when it would take place.

          The proposed acquisition of Statewide has taken the Company longer than the Company anticipated due to a variety of factors. As a consequence, the Company has incurred and continues to incur substantial expenses for legal, accounting and printing costs in connection with the acquisition of Statewide. If the acquisition is not consummated, these expenses, which have been capitalized, would adversely impact the Company's earnings and there probably would be a decline in earnings for the quarter in which the acquisition agreement was terminated. Throughout the last two years, the Company has reported increases in quarter-to-quarter earnings.

     2) In November 1993, the Company and the Bank entered into an Agreement and Plan of Merger, dated as of November 8, 1993 (the "Merger Agreement"), with Washington Bancorp, Inc., a Delaware corporation and registered bank holding company ("Washington"), and Washington Savings Bank ("Washington Savings"), pursuant to which Washington will merge with and into the Company and Washington Savings will merge with and into the Bank (the "Washington Merger"). In connection with the Washington Merger, Washington's stockholders will be entitled to receive either $16.10 in cash or 0.6708 of a share of a new series of the Company's preferred stock ("HUBCO Preferred Stock") in exchange for each share of Washington common stock which they own on the effective date of the Washington Merger. Under the terms of the Merger Agreement, no more than 49% of Washington's Common Stock may be exchanged for cash and no more than 51% may be exchanged for HUBCO Preferred Stock. Each full share of HUBCO Preferred Stock will have a stated value of, and be redeemable for, $24.00 and will also be convertible into one share of the Company's Common Stock.

          On May 10, 1994, the Merger Agreement was amended to, among other things, provide that the dividend rate on HUBCO Preferred Stock will be fixed at closing of the Washington Merger (the "Closing").
     Specifically, the holders of HUBCO Preferred Stock will be entitled to receive an annual dividend to be fixed at the Closing on the basis of the average market price of the Company's Common Stock during a twenty consecutive business day period ending two days prior to the Closing. The dividend will be $1.32 per share of HUBCO Preferred Stock if such average market price is at $21.00 or higher, will be $1.44 per share if such average market price is between $20.00 and $20.99, will be $1.56 per share if such average market price is between $19.00 and $19.99, and will be $1.68 per share if such average market price is below $19.00.

          Under the Merger Agreement, as amended, outstanding shares of HUBCO Preferred Stock may be redeemed at the Company's option by vote of its Board of Directors at any time from and after one year from the date of original issuance and after the date on which the market price for the Company's Common Stock average is $24.00 or more for 20 consecutive days.

          Consummation of the Washington Merger is subject to various conditions, including receipt of the approval of Washington's stockholders, receipt of opinions of counsel regarding certain matters and receipt of the necessary regulatory approvals from the FRB, the Department and the FDIC. The Company is awaiting regulatory approval for the Washington Merger.

          The May 10, 1994 amendment of the Merger Agreement is an exhibit to this Form 10-Q.

     3) In March 1994, Hudson United Bank announced that it had entered into an agreement with New Jersey Citizens Action pursuant to which the Bank will commit $24 million over the next three years for below market rate mortgages, low interest rate home improvement loans, the purchase of low income housing tax credits, permanent financing for non-profit housing developers and small business loans to minority businesses. Under the terms of the agreement, the Bank will commit $7 million for below market rate mortgages to low and moderate income homebuyers in the Bank's market area. The rates for these mortgages will be 1% and 1.5% below market rate, there will be no points and the application fee for these mortgages will be discounted. The Bank has also committed an additional $4 million for both secured and unsecured home improvement loans, $4 million for purchases of tax credits from low income housing partnerships, $5 million for permanent financing for non-profit housing developers, and $4 million for small business loans to minority businesses.

     4) On May 6, 1994, Hudson United Bank acquired the deposits of four branches of Polifly Federal Savings & Loan Association from the Resolution Trust Corporation (the "RTC"). In connection with the acquisition, the Bank assumed deposits of approximately $105 million, received approximately $98 million in cash and cash equivalents, and acquired approximately $500,000 in passbook loans. The Bank paid the RTC a premium of $6,180,000 in connection with the acquisition of the deposits.

Item 6:   Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------
     List of Exhibits
     ----------------
     (2) Amendment No. 1 to Agreement and Plan of Merger, dated May 10, 1994, among HUBCO, Inc., Hudson United Bank, Washington Bancorp, Inc. and Washington Savings Bank. (Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-53197).

(b)  Reports on Form 8-K
     -------------------
     On January 19, 1994, the Company filed a Form 8-K to report its announcement that earnings increased 47% in 1993 to $14,202,000, or $2.06 per share, from $9,641,000, or $1.58 per share, last year. The per share earnings were adjusted to reflect an offering of 1,725,000 shares in May 1992 and a 10% stock dividend in June 1993. The Company also reported that earnings for the fourth quarter ended December 31, 1993 increased 27% to a record $3,755,000, or $.55 per share, from $2,950,000, or $.43 per share, in the fourth quarter of 1992. In addition, the Form 8-K was filed to report that on January 14, 1994, HUBCO sold $25,000,000 aggregate principal amount of subordinated debentures in a private placement.

     On March 3, 1994, the Company filed a Form 8-K to report that the Company and Statewide received the approval of the State of New Jersey Department of Banking for the stock conversion of Statewide and its acquisition by the Company and that the parties have entered into an agreement to extend the date at which either party may terminate the acquisition to June 30, 1994, from March 31, 1994, in order to accommodate a delay in the review of the transaction by the Federal Deposit Insurance Corporation .

                                SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HUBCO, Inc.



      May 12, 1994                s/ Kenneth T. Neilson
                                  ----------------------
      Date                        Kenneth T. Neilson
                                  President & Chief Executive Officer




      May 12, 1994                s/ Christina L. Maier
                                  ----------------------
     Date                         Christina L. Maier
                                  Assistant Treasurer

                                SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HUBCO, Inc.



      May 12, 1994                s/ Kenneth T. Neilson
      Date                        ---------------------
                                  Kenneth T. Neilson
                                  President & Chief Executive Officer




     May 12, 1994                 s/ Christina L. Maier
     Date                         ---------------------
                                  Christina L. Maier
                                  Assistant Treasurer