Form 10-Q
period 1994-06-30
HUBCO INC
filed 1994-08-12
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ----------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission File Number 0-010699

                                  HUBCO, INC.

          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             New Jersey                         22-2405746

    (STATE OF OTHER JURISDICTION OF         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER)

         3100 Bergenline Avenue
         Union City, New Jersey                   07087
         ----------------------                   -----

    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)     (ZIP CODE)

                              (201)-348-2300

           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
                                 --------------

              FORMER NAME, FORMER ADDRESS, AND FORMAL FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days       Yes  [X]       No  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

        6,501,536 shares, no par value, outstanding as of August 4, 1994

                          HUBCO, INC. AND SUBSIDIARIES
                          ----------------------------

                                     INDEX
                                     -----
                                                                 Page



PART I.  FINANCIAL INFORMATION
- - ------------------------------

Item 1.   Financial Statements (Unaudited)
            Consolidated Balance Sheets
            June 30, 1994 and December 31, 1993 . . . . . . . . .  1

          Consolidated Statements of Income
          Six Months Ended June 30, 1994
          and June 30, 1993 . . . . . . . . . . . . . . . . . . .  2

          Consolidated Statements of Income
          Three Months Ended June 30, 1994
          and June 30, 1993 . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Cash Flows
          Six Months ended June 30, 1994
          and June 30, 1993 . . . . . . . . . . . . . . . . . . .  4

          S.E.C. Guide 3 - Item III
            Loan Portfolio. . . . . . . . . . . . . . . . . . . .  5

          Asset Quality Schedule - Quarterly Recap. . . . . . . .  6

          S.E.C. Guide 3 - Item IV
          Summary of loan loss experience . . . . . . . . . . . .  7

          Notes to Consolidated Financial Statements. . . . . . .  8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . .  9-16


PART II.  OTHER INFORMATION
          -----------------
Item 5.   Other Information . . . . . . . . . . . . . . . . . . .  17

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .  18

          Signatures. . . . . . . . . . . . . . . . . . . . . . .  19


                                                                          Page 1
HUBCO, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                             June 30    December 31
                                                              1994         1993
                                                             -------    -----------
ASSETS
Cash and due from banks                                   $   54,891   $   49,542
Investment Securities (Note - B)
  Available for Sale, at market value
  (amortized cost of $55,245 and $123,833
  in 1994 and 1993, respectively)                            56,669       130,555
  Held to maturity, at cost (market value of $476,434
  and $301,692 for 1994 and 1993, respectively)             483,770       296,130
                                                        -----------    ----------
                                                            540,439       426,685
Federal funds sold and securities
 purchased under agreements to resell                         5,000         9,800
Loans:
  Real estate-mortgage                                      239,618       246,647
  Commercial and financial                                  189,548       178,827
  Consumer credit                                            98,405       109,169
  Direct lease financing                                       --             122
                                                         -----------   ----------
                                                            527,571       534,765
Less:
  Allowance for possible loan losses                         10,589        10,811
  Deferred loan fees                                            610           676
  Unearned income                                             3,504         4,699
                                                         -----------   ----------
                          NET LOANS                         512,868       518,579
                                                         -----------   ----------

Property and equipment, net                                  22,937        18,001
Other real estate                                             1,873         2,311
Accrued interest receivable                                  12,214        10,259
Other assets                                                 16,109         6,648
                                                         -----------   ----------
                      TOTAL ASSETS                       $1,166,331    $1,041,825
                                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
   Noninterest bearing                                   $  204,453    $  205,233
   Interest bearing                                         834,643       730,455
                                                         ----------    ----------
                     TOTAL DEPOSITS                       1,039,096       935,688
                                                         ----------    ----------

Federal funds purchased and securities
 sold under agreements to repurchase                         18,985        19,629
Treasury tax and loan note                                      785         1,000
Accrued taxes and other liabilities                           6,316         6,554
                                                        -----------    ----------
                    TOTAL LIABILITIES                     1,065,182       962,871
                                                        -----------    ----------
Subordinated Debt (Note - C)                                 25,000             0
Stockholders' equity:
  Common stock, no par value, issued
  6,933,361 and outstanding 6,501,536 shares
  (1994); issued 6,933,361 and outstanding
  6,724,661 shares (1993)                                    18,492        18,492
Capital in excess of par                                     49,047        49,048
Retained earnings                                            18,808        12,669
Treasury stock, at cost, 431,825 shares
  in 1994 and 208,700 shares in 1993                         (9,623)       (4,571)
Unearned Compensation-Restricted stock awards                (1,053)         (946)
Unrealized gain on investment securities
  available for sale, net of income taxes of $251 and
  $2,460 in 1994 and 1993, respectively                         477         4,262
                                                        -----------    ----------
          TOTAL STOCKHOLDERS' EQUITY                         76,148        78,954
                                                        -----------    ----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $ 1,166,331   $ 1,041,825
                                                        ===========   ===========

See notes to consolidated financial statements

                                                                          Page 2
HUBCO, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME                 SIX MONTHS ENDED
(In Thousands)                                    ----------------
                                                      JUNE 30
                                                  ----------------
                                                  1994       1993
                                                  ----       ----
INTEREST INCOME
 Interest & fees on loans:
 Taxable                                         $21,308   $21,023
 Tax exempt                                          195       169
                                                 -------   -------
                                                  21,503    21,192
                                                 -------   -------
Interest & dividends on investment securities:
 Taxable                                          13,643    10,659
 Tax exempt                                          694       477
                                                 -------   -------
                                                  14,337    11,136
                                                 -------   -------
Interest on federal funds sold                       291       384
Other                                                  0         0
                                                 -------   -------
                        TOTAL INTEREST INCOME     36,131    32,712
                                                 -------   -------

INTEREST EXPENSE
 Interest on deposits:
 Savings deposits                                  6,279     5,619
 Time deposits                                     3,420     4,491
Interest on borrowings                             1,057       154
                                                 -------   -------
                       TOTAL INTEREST EXPENSE     10,756    10,264
                                                 -------   -------

                          NET INTEREST INCOME     25,375    22,448
                                                 -------   -------
Provision for possible loan losses                   900     1,500
                                                 -------   -------

          NET INTEREST INCOME AFTER PROVISION
                     FOR POSSIBLE LOAN LOSSES     24,475    20,948

OTHER INCOME
 Trust department income                             309       213
 Service charges on deposit accounts               3,351     2,690
 Investment securities gains (losses)                  0         2
 Other                                               986     1,109
                                                 -------   -------
                                                   4,646     4,014
                                                 -------   -------
                                                  29,121    24,962
                                                 -------   -------

OTHER EXPENSES
  Salaries                                         6,202     5,609
  Pension and other employee benefits              3,055     2,374
  Occupancy expense of property                    1,867     1,584
  Equipment expense                                  884       862
  Miscellaneous                                    4,806     4,106
                                                 -------   -------
                                                  16,814    14,535
                                                 -------   -------

                   INCOME BEFORE INCOME TAXES     12,307    10,427
INCOME TAXES - Federal                             3,613     3,192
             - State                               1,003       524
                                                 -------   -------
                                   NET INCOME    $ 7,691   $ 6,711
                                                 =======   =======


Earnings per share:
  (Based on weighted average shares
   outstanding of 6,506,704 in 1994              $  1.18   $   .97
   and 6,915,612 in 1993)                        =======   =======


See notes to consolidated financial statements

                                                                          Page 3
HUBCO, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME                 THREE MONTHS ENDED
(In Thousands)                                    ------------------
                                                        JUNE 30
                                                  ------------------
                                                   1994       1993
                                                   ----       ----
INTEREST INCOME
 Interest & fees on loans:
 Taxable                                          $10,793    $10,475
 Tax exempt                                           134         96
                                                  -------    -------
                                                   10,927     10,571
                                                  -------    -------
Interest & dividends on investment securities:
 Taxable                                            7,123      5,363
 Tax exempt                                           385        236
                                                  -------    -------
                                                    7,508      5,599
                                                  -------    -------
Interest on federal funds sold                        202        153
Other                                                 (16)      --
                                                  -------    -------
                        TOTAL INTEREST INCOME      18,621     16,323
                                                  -------    -------

INTEREST EXPENSE
 Interest on deposits:
 Savings deposits                                   3,425      2,772
 Time deposits                                      1,682      2,121
Interest on borrowings                                518         74
                                                  -------    -------
                       TOTAL INTEREST EXPENSE       5,625      4,967
                                                  -------    -------

                          NET INTEREST INCOME      12,996     11,356
                                                  -------    -------
Provision for possible loan losses                    450        750
                                                  -------    -------

          NET INTEREST INCOME AFTER PROVISION
                     FOR POSSIBLE LOAN LOSSES      12,546     10,606

OTHER INCOME
 Trust department income                              136        102
 Service charges on deposit accounts                1,775      1,417
 Investment securities gains (losses)                --           (2)
 Other                                                525        676
                                                  -------    -------
                                                    2,436      2,193
                                                  -------    -------
                                                   14,982     12,799
                                                  -------    -------

OTHER EXPENSES
  Salaries                                          3,097      2,814
  Pension and other employee benefits               1,496      1,052
  Occupancy expense of property                       953        983
  Equipment expense                                   456        436
  Miscellaneous                                     2,806      2,166
                                                  -------    -------
                                                    8,808      7,451
                                                  -------    -------

                   INCOME BEFORE INCOME TAXES   6,174         5,348
INCOME TAXES - Federal                          1,751         1,658
             - State                              519           186
                                              -------       -------
                                   NET INCOME $ 3,904       $ 3,504
                                              =======       =======


Earnings per share:
  (Based on weighted average shares
   outstanding of 6,491,945 in 1994           $   .60       $   .51
   and 6,917,795 in 1993)                     =======       =======


See notes to consolidated financial statements

                                                                          Page 4
- - --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (NET)
HUBCO, INC. and Subsidiaries
(in thousands)
                                                           Six Months Ended
                                                                June 30
                                                           ----------------
                                                          1994        1993
                                                          ----        -----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                              $ 7,691     $ 6,711
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Provision for possible loan losses                       900       1,500
    Provision for depreciation and amortization            1,149         514
    Amortization of investment security premiums             667         577
    Accretion of investment security discount               (212)       (163)
    Realized investment security (gains) losses             --            (2)
    Deferred income taxes                                    640         640
  (Increase) in interest receivable                       (1,955)       (107)
  Increase (decrease) in interest payable                    781        (438)
  Increase in accrued taxes and other
    liabilities                                              565       3,493
  (Increase) decrease in other assets                     (9,931)      4,225
                                                         -------     -------
                      NET CASH PROVIDED
                BY OPERATING ACTIVITIES                      295      16,950
                                                         -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of investment securities               --            61
 Proceeds from maturities of investment securities        65,307      21,932
 Net cash acquired from acquisitions                     110,257      43,134
 Net cash paid for acquisitions                           (6,180)       (227)
 Net decrease in loans                                     5,267       7,247
 Purchase of investment securities                      (185,511)    (39,148)
 Purchases of premises and equipment                      (5,786)     (3,580)
 (Decrease) increase in other real estate                    438        (578)
                                                         -------     -------
         NET CASH PROVIDED BY (USED IN)
                   INVESTING ACTIVITIES                  (16,208)     28,841
                                                         -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits,
  NOW accounts and savings accounts                        1,020      17,868
 Net (decrease) in certificates
  of deposit                                              (2,058)    (33,418)
 Net (decrease) in federal funds
  purchased and securities sold under
  agreements to repurchase                                  (644)     (2,225)
 Subordinated Debt                                        25,000        --
 New stock issue                                            --           378
 Cash dividends                                           (1,558)     (1,465)
 Purchase of treasury stock                               (5,298)       --
                                                         -------     -------
         NET CASH PROVIDED BY (USED IN)
                   FINANCING ACTIVITIES                   16,462     (18,862)
                                                         -------     -------
                       INCREASE IN CASH
                   AND CASH EQUIVALENTS                      549      26,929
              CASH AND CASH EQUIVALENTS
                 AT BEGINNING OF PERIOD                  $59,342      61,700
                                                         -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $59,891     $88,629
                                                         =======     =======

                          HUBCO, Inc. and Subsidiaries
                          ----------------------------

                           S.E.C. GUIDE 3 - ITEM III
                           -------------------------

                                 LOAN PORTFOLIO
                                 --------------



                                  Types of Loans at Each Reported Period
                                  --------------------------------------
                                          (In Thousands of Dollars)

                                             6/30/94   12/31/93
                                             -------   --------

Commercial, Financial, and
  Agricultural                              $134,219   $119,563

Real Estate - Construction                     7,513      7,117

Real Estate - Mortgage                       320,106    330,018

Consumer Loans                                65,733     77,945

Other                                           -           122
                                            --------   --------

                       Total                $527,571   $534,765
                                            ========   ========

HUBCO, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------

                 ASSET QUALITY SCHEDULE - QUARTERLY RECAP
                 ----------------------------------------
                                 (In Thousands)

                                   6/30/94  3/31/94   12/31/93   9/30/93
                                   -------  -------   --------   -------

Non-Accruing Loans:
 Commercial                        $1,943   $1,559   $ 1,391      $1,382
 Real Estate                        3,725    3,457     3,398       3,212
 Installment                          384      634       745         853
                                   ------   ------   -------      ------
     Total Non-Accruing Loans       6,052    5,650     5,534       5,447
                                   ------   ------   -------      ------
Renegotiated Loans                    713    1,816     2,177       2,177
                                   ------   ------   -------      ------
     Total Non-Performing Loans    $6,765   $7,466   $ 7,711      $7,624
Other Real Estate                   1,873      813     2,311       2,305
                                   ------   ------   -------      ------
     Total Non-Performing Assets   $8,638   $8,279   $10,022      $9,929
                                   ======   ======   =======      ======


Non-Accruing Loans to Total
 Loans, Net                         1.16%    1.08%     1.05%        .99%
Non-Performing Loans to Total
 Loans, Net                         1.29     1.43      1.46        1.39
Non-Performing Assets to
 Total Assets                        .74      .77       .96         .96
Non-Performing Assets to
 Total Loans, Net Plus
 Other Real Estate                  1.64     1.58      1.88        1.80


Loans Past Due 90 Days or
 More and Accruing:
     Commercial                    $  622   $  602   $1,139       $  862
     Real Estate                      209      656      225          692
     Installment                      229       72       79           10
                                   ------   ------   -------      ------
       Total Past Due Loans        $1,060   $1,330   $1,443       $1,564
                                   ======   ======   ======       ======

                          HUBCO, Inc. and Subsidiaries
                          ----------------------------

                             S.E.C. GUIDE 3 ITEM IV
                             ----------------------

                        SUMMARY OF LOAN LOSS EXPERIENCE
                        -------------------------------

                                      Summary of Activity in the Allowance,
                                          Broken Down by Loan Category
                                      -------------------------------------
                                       Six Months Ended    Year Ended
                                           6/30/94          12/31/93
                                       ----------------     ---------
                                          (In Thousands of Dollars)

Amount of Loans Outstanding               $527,571         $534,765
                                           =======          =======

Daily Average Amount of Loans             $528,622         $529,340
                                           =======          =======

Balance of Allowance for
  Possible Loan Losses at
  Beginning of Period                     $ 10,811         $  7,605

Loans Charged Off:
  Commercial, Financial,
   and Agricultural                         (1,147)            (637)
  Real Estate - Mortgage                       (95)            (138)
  Installment                                 (146)            (283)
  Lease Financing                              (14)            (122)
                                          --------         --------
    Total Loans Charged Off                 (1,402)          (1,180)
                                          --------         --------

Recoveries of Loans Previously
  Charged Off:
  Commercial, Financial,
   and Agricultural                            226              141
  Real Estate - Mortgage                         -               59
  Installment                                   24              104
  Lease Financing                               30               82
                                          --------         --------
      Total Recoveries                         280              386
                                          --------         --------


Net Loans Charged Off                       (1,122)            (794)

Addition to Allowance
  Charged to Operations                        900            3,600

Additions Acquired Through Acquisitions          -              400
                                          --------         --------

Balance at End of Period                  $ 10,589         $ 10,811
                                          ========         ========


Ratio of Net Loans Charged-Off
  During Period to Average
  Loans Outstanding                            .42%             .15%

HUBCO, Inc. and Subsidiaries
- - -------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1994

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

NOTE B - INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities are summarized as follows:
                                           June 30 1994
                         --------------------------------------------------
                                           Gross Unrealized       Estimated
                         Amortized         ----------------         Market
                           Cost          Gains       (Losses)       Value
                         ---------       -----        ------      ----------

Available for Sale
U.S. Government         $ 34,123         $  196        ($13)      $ 34,306
U.S. Government
  agencies                 1,000              3           -          1,003
State and political
  subdivisions            13,792              1         (17)        13,776
Other securities           1,249             20           -          1,269
Equity securities          5,081          1,253         (19)         6,315
                        --------         ------      ------       --------
                        $ 55,245         $1,473      ($  49)      $ 56,669
                        ========         ======      ======       ========

                                          June 30, 1994
                         ------------------------------------------------------
                                          Gross Unrealized         Estimated
                         Amortized        ----------------           Market
                           Cost          Gains       (Losses)        Value
                         ---------       -----        ------       ---------
Held to Maturity
U.S. Government         $214,791         $  665     ($1,785)      $213,671
U.S. Government
  agencies               245,407            534      (6,723)       239,218
State and political
  subdivisions            21,194            103        (137)        21,160
Other securities           2,378             44         (37)         2,385
                        --------         ------     -------       --------
                        $483,770         $1,346     ($8,682)      $476,434
                        ========         ======     =======       ========

                                                1993
                         --------------------------------------------------
                                         Gross Unrealized         Estimated
                         Amortized       ----------------           Market
                           Cost          Gains       (Losses)       Value
                         ---------       -----        ------      ---------
Available for Sale
U.S. Government         $104,728        $ 5,580           -       $110,308
U.S. Government
  Agencies                10,482            502          (1)        10,983
States and Political
    Subdivisions           1,600            237           -          1,837
Other securities           2,107            223          (5)         2,325
Equity securities          4,916            381        (195)         5,102
                        --------        -------       -----       --------

                        $123,833        $ 6,923       ($201)      $130,555
                        ========        =======       =====       ========

                                               1993
                         --------------------------------------------------
                                        Gross Unrealized          Estimated
                         Amortized      ----------------            Market
                           Cost          Gains       (Losses)       Value
                         ---------       -----        ------      ---------

Held to Maturity
U.S. Government         $104,957        $ 2,648       ($125)      $107,480
U.S. Government
  Agencies               164,850          3,104        (651)       167,303
State and Political
  Subdivisions            23,815            496          (4)        24,307
Other securities           2,508             94           -          2,602
                        --------        -------       -----       --------

                        $296,130        $ 6,342       $(780)      $301,692
                        ========        =======       =====       ========


NOTE C - SUBORDINATED DEBT

In January 1994, the Company sold $25 million aggregate principal amount of subordinated debentures in a private placement. The debentures, which mature 2004, bear interest at 7.75% per annum payable semi-annually. The Company registered the debentures with the Securities and Exchange Commission in May 1994 in connection with an exchange offer and pursuant to the exchange offer, all of the outstanding debentures were exchanged for the registered debentures on July 20, 1994. On March 18, 1994, HUBCO entered into an interest rate exchange agreement intended to hedge the interest rate risk related to the $25 million subordinated debt. The agreement is a contractual agreement between HUBCO and its counter-party to exchange fixed and floating rate interest obligations. HUBCO's counter-party to the agreement is the fixed rate payor, and HUBCO is the floating rate payor. The floating rate is reset every three months. The term of the agreement is three years.

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

On June 30, 1993 the Company, through Hudson United Bank, acquired deposits and certain assets of Pilgrim State Bank ("Pilgrim") from the Ramapo Bank ("Ramapo") immediately following a merger of Pilgrim into Ramapo. The merger and the acquisition occurred pursuant to a Purchase and Assumption Agreement previously entered into between the parties. The income statement comparison is influenced by the Pilgrim transaction.

On May 6, 1994 the Company, through Hudson United Bank, acquired deposits and certain assets of Polifly Federal Savings and Loan Association ("Polifly") from the Resolution Trust Corporation ("RTC"). The balance sheet and income statement comparisons are influenced by the Polifly transaction.

On June 1, 1993, the Company paid a ten percent stock dividend to stockholders of record May 11, 1993, which resulted in the issuance of 628,011 new shares of common stock. Per share amounts have been restated to reflect the ten percent stock dividend.

On July 1, 1994, the Company acquired Washington Bancorp, Inc. The merger occurred pursuant to an Agreement and Plan of Merger previously entered into between the parties (See Item 5 of this Form 10Q). The Financial Statements included herein do not include the effects of the merger.

RESULTS OF OPERATIONS

The Company earned net income of $7,691, or $1.18 per share, for the six month period ended June 30, 1994, compared to $6,711, or $.97 per share, for the same period in 1993. The increase in earnings of $980, or 14.6%, is primarily attributable to a 13.0% increase in net interest income, from $22,448 for the six months ended June 30, 1993 to $25,375 for the same period in 1994. Earnings for the period were also improved by an increase in other income of $632, or 15.7%, and by a decrease in the provision for possible loan losses of $600, or 40.0%. Partially offsetting these gains was an increase in other expenses of $2,279, or 15.7%, and an increase in income taxes of $900, or 24.2%.

The increase in net interest income of $2,927, or 13.0%, reflects the increase in average net interest earning assets for the current six-month period resulting from the Pilgrim and Polifly transactions, as well as the related changes in yield/rate on the new product mix. Average net interest earning assets (average earning assets minus average paying liabilities) increased by $50,546, or 28.2%, from $179,185 for the six-month period ending June 30, 1993 to $229,731 for the current six-month period. Partially offsetting the increased earnings was the interest paid on the subordinated debentures issued in January, 1994 (see "Financial Condition"). As a result, the net interest margin (fully tax equivalent) declined 21 basis points to 5.05% for the six-month period ended June 30, 1994 from 5.26% for the comparable period in 1993. (See table on p. 13).

Total other income for the six-month period in 1994 increased by $632, or 15.7%, as a result of increases in trust income and deposit account service charges of $96, or 45.1%, and $661, or 24.6%, respectively. The increased trust income is due to an increase in the number of estate accounts and investment management accounts that were created through a restructured business development program in the trust area. The increase in service charges on deposit accounts results from a 16.3% increase in average deposits for the six-month period, from $838,853 in 1993 to $975,771 in 1994, which arose from the Pilgrim and Polifly acquisitions. Slightly offsetting these gains was a decrease of $123, or 11.1%, in other income which is the result of non-recurring income in 1993 which arose from regulatory acquisitions.

The level of the provision for possible loan losses was decreased by $600, or 40.0%, from $1,500 for the six-month period ended June 30, 1993 to $900 for the comparable period in 1994. During 1993, the provision had been increased in order to build the allowance to a level deemed adequate to support the increase in non-performing loans as a result of the Pilgrim transaction and to reflect the continued weak New Jersey economy.

Other expenses for the six-month period ended June 30, 1994 increased by $2,279, or 15.7%, over the comparable period last year. Of that amount, $1,274, or 55.9% of the total increase, was in salaries and benefits, an increase of 16.0% for that category. This increase is primarily attributable to the additional personnel expense incurred as a result of the addition of the six Pilgrim branches for the entire period ($398); the additional personnel expense incurred as a result of the addition of the four Polifly branches for an eight-week period ($63); an increase in the 1994 performance bonus accrual based on increased earnings ($152); the provision for severance packages related to the updating of the Bank's deposit and mortgage servicing operations and the planned move of the Company's data processing subsidiary ($218); and salary increases of approximately 3.0% with the associated salary-related increases in payroll taxes. Occupancy expense increased by $283, or 17.9%, for the current six-month period compared to the same period last year. Of that amount, $192 represents the cost attributable to the six additional Pilgrim branches and $13 represents the additional cost to operate the four Polifly branches. The remaining increase is primarily due to unusual building repair and service costs incurred as a result of an extremely severe winter season, and costs related to the Company's new corporate headquarters, which was purchased in April, 1994. Equipment expense increased very slightly -- by $22, or 2.6% -- due primarily to equipment needs at the ten additional branches. Other expenses increased by $700, or 17.0%, which is primarily attributable to the write-off of $652 of capitalized expenses associated with the Company's terminated merger agreement with Statewide Savings Bank, an increase of $421 in total acquisition costs over the comparable period in 1993. Other factors contributing to the increase include $99 in additional FDIC insurance premiums related to the acquired deposits, $155 in core deposit amortization expense related to the Polifly acquisition, and $65 in additional telephone expense related to the new locations and the installation of voice mail and voice response telephone systems, both of which are generating savings in other areas.

Income taxes (state and federal) for the six-month period ended June 30, 1994 increased by $900, or 24.2%, due to an 18% increase in net income before taxes, coupled with a change in the effective tax rate for the period from 36% in 1993 to 38% in 1994.

For the three-month period ended June 30, 1994, the Company earned net income of $3,904, or $.60 per share, compared to $3,504, or $.51 per share, for the same period in 1993 and compared to $3,786, or $.58 per share, for the first quarter in 1994. Net interest income for the current three-month period increased by $1,640, or 14.4%, compared to the corresponding period in 1993 and by $617, or 5.0%, compared to the previous quarter ended March 31, 1994. The increases are due to increases in the average net interest earning assets for the comparable three-month periods, and to an increase in prime on a larger earning asset base for the current versus prior quarter (see table on p. 13). Total other income increased by $243, or 11.1%, to $2,436 for the three-month period ended June 30, 1994 compared to the same period last year and increased by $227, or 10.3%, from $2,209 for the three-month period ended March 31, 1994. The increases over both periods were primarily attributable to increased service charges on deposit accounts and other deposit and loan related fee income. The increased earnings for the second quarter of 1994 compared to the second quarter of 1993 were also attributable to a decrease in the provision for possible loan losses of $300, or 40.0%, for the reasons discussed above in the six-month review.

In each income comparison, increased earnings were partially offset by increases in other expenses. For the three-month period ended June 30, 1994, other expenses increased by $1,357, or 18.2%, over the comparable period last year due primarily to an increase in salaries and benefits of $727, or 18.8%, primarily resulting from the additional personnel from the acquisitions. Other key factors in the increase are the increased acquisition costs related to the Statewide write-off and the Polifly core deposit amortization (discussed above), and a $50 increase in FDIC insurance premiums related to the higher volume of deposits. Compared to the first quarter of 1994, the increase in other expenses of $802, or 10.0%, in the current three-month period is entirely attributable to the Statewide write-off and the Polifly core deposit amortization.

The increases in net interest income as previously discussed are produced by rate/volume changes and changes in product mix and are summarized for the comparative three-month and six-month periods, on a tax equivalent basis, in the following table. The average net interest earning assets and the tax equivalent interest margins are also provided. The tax equivalent interest margin, which measures net interest income as a percent of average earning assets, was 5.05% for the six months ended June 30, 1994, compared to 5.26% for the comparable period in 1993. The tax equivalent interest margin was 5.05% for the three-month period ended June 30, 1994, compared to 5.33% for the comparable period in 1993. In each case, the decline is primarily attributable to a greater reduction in the yield on earning assets than on paying liabilities, which was impacted by the cost of the Subordinated Debt. Under both comparisons, net interest income still increased due to the significant increases in average net interest earning assets.

                          Year-To-Date 1994 vs. Year-To-Date 1993
                                   (In Thousands of Dollars)

                          Volume     Rate        Mix        Net
                          ------     ----        ---        ---

Total Interest Income    $ 6,026   $(2,078)   $  (383)    $ 3,565
Total Interest Expense     1,952    (1,236)      (224)        492
                         -------   -------    -------     -------

Net Interest Earnings    $ 4,074   $(  842)   $  (159)    $ 3,073
                         =======   =======    =======     =======

                            2nd Quarter 1994 vs. 2nd Quarter 1993
                            -------------------------------------
                                   (In Thousands of Dollars)

                          Volume      Rate        Mix        Net
                          ------      ----        ---        ---
Total Interest Income    $ 3,559     $(951)   $  (200)    $ 2,408
Total Interest Expense     1,232      (461)      (113)        658
                         -------   -------    -------     -------

Net Interest Earnings    $ 2,327   $  (490)   $  ( 87)    $ 1,750
                         =======   =======    =======     =======

                            2nd Quarter 1994 vs. 1st Quarter 1994
                            -------------------------------------
                                   (In Thousands of Dollars

                          Volume      Rate        Mix        Net
                          ------      ----        ---        ---

Total Interest Income    $   992   $   174    $    26     $ 1,192
Total Interest Expense       469        20          5         494
                         -------   -------    -------     -------

Net Interest Earnings    $   523   $   154    $    21     $   698
                         =======   =======    =======     =======

                       2nd Quarter         Year-To-Date        1st Quarter
                       -----------         ------------        -----------
                      1994      1993     1994         1993         1994
                      ----      ----     ----         ----         ----
Average Net
Interest Earning
Assets              $198,926   $181,759   $206,527   $179,185      $214,211
Net Interest
Margin (FTE)           5.05%      5.26%      5.05%      5.33%         5.05%


FINANCIAL CONDITION

Total assets at June 30, 1994 increased by $124,506, or 12.0%, over December 31, 1993 and by $87,700, or 8.2%, over March 31, 1994 as a result of the issuance of $25,000 in subordinated debt in January, 1994 and the assumption of the deposits of Polifly in May, 1994. In connection with the Polifly acquisition the Company, through its wholly-owned subsidiary Hudson United Bank, assumed deposits of approximately $104.4 million, received $104.0 million in cash and cash equivalents, and acquired $.5 million in loans and

$87 in other liabilities. The Company paid $6.2 million in settlement of the transaction.

The Company's gross loan portfolio decreased from $534,765 at December 31, 1993 to $527,571 at June 30, 1994, a decrease of $7,194, or 1.3%. The decrease is the result of net runoff in the loan portfolio due to a reduction in the indirect automobile loan portfolio and the selling in the secondary market of certain mortgage loans. The commercial loan portfolio at June 30, 1994 showed an increase of $10,721, or 6.0%, over December 31, 1993 and is expected to show continued growth throughout the year.

Total non-performing loans, which include non-accruing and renegotiated loans, decreased by $946, or 12.3%, from $7,711 at December 31, 1993 to $6,765 at June 30, 1994. The decrease is in renegotiated loans and is due to two large commercial loans coming out of restructured status, and the addition of two smaller loans being restructured during the period. Non-accruing loans increased by $518, or 9.4%, as a result of the implementation of FASB 114, which transferred $708 from ORE to this category, offsetting a reduction in non-accruing loans. ORE decreased from $2,311 at December 31, 1993 to $1,952 at June 30, 1994 due to the FASB implementation. In summary, total non-performing assets decreased from $10,022 at December 31, 1993 to $8,717 at June 30, 1994, a decrease of $1,305, or 13.0%.

Loans past due 90 days or more and still accruing decreased by $383, or 26.5%, from $1,443 at December 31, 1993 to $1,060 at June 30, 1994 as a result of collection efforts.

Overall asset quality ratios at June 30, 1994 improved, with the ratios for non-performing loans to total loans net, at 1.29% and non-performing assets to total assets at .75%. These are down from the comparable ratios at December 31, 1993 of 1.46% and .96%, respectively.

The allowance for possible loan losses decreased by $222, or 2.1%, as a result of net charge-offs of $1,122, which exceeded the year-to-date provision of $900. At June 30, 1994, the reserve represents 156.5% of non-performing loans compared to 140.2% of non-performing loans at December 31, 1993, despite the FASB 114 implementation.

The investment portfolio increased by $113,754, or 26.7%, as a result of the inflow of funds generated by the assumption of the Polifly deposits. Investments were limited to U.S. Government Obligations including Agencies and highly rated municipal securities, in keeping with the Company's investment policy. The investment portfolio increase was partially offset by a decrease of $5,298 in the mark-to-market accounting for the portion of the portfolio categorized as "available for sale". In addition, in analyzing the portfolio impact of the Polifly acquisition, the Company reallocated its securities between the held to maturity and available for sale categories. At June 30, 1994, approximately 10% of the portfolio is "available for sale", compared to 31% of the total portfolio at December 31, 1993. Historically, the company has not traded its investment portfolio.

Property and equipment increased by $4,936, or 27.4%, from $18,001 at December 31, 1993 to $22,937 at June 30, 1994. The increase is primarily attributable to the Company's $4,000 purchase of its new corporate headquarters. The remaining increase is due to the Polifly buildings and equipment.

Accrued interest receivable increased by $1,956, or 19.1%, as a result of the increase in the investment portfolio.

Other assets increased from $6,648 at December 31, 1993 to $16,109 at June 30, 1994 -- an increase of $9,461, or 142.3%. The increase is primarily attributable to the core deposit intangible established for the Polifly transaction ($6,026) and capitalized acquisition costs for the now completed Washington Bancorp acquisition, along with the issuance and registration costs for the new preferred stock issue ($1,154). The remaining increase is due to increases in accounts receivable and growth of the company.

Total deposits at June 30, 1994 increased by $103,408, or 11.1%, from $935,688 at December 31, 1993 to $1,039,096 at June 30, 1994. The increase is attributable to the acquired Polifly deposits. Non-interest bearing deposits remain in the historical range of 18-22% of deposits, and were at 19.7% on June 30, 1994.

All other liability categories were basically unchanged from December 31, 1993 levels, reflecting only modest changes based on daily activity.

On January 14, 1994, HUBCO sold $25 million aggregate principal amount of subordinated debt in a private placement. The subordinated debentures bear interest at 7.75% per annum payable semi-annually. The debentures mature in 2004. In March, 1994, the Company entered into an interest rate exchange on a notional amount of $25,000 for a three-year period which was intended to hedge the interest risk associated with the debentures.

In April of 1994, HUBCO purchased for $4,000 a 64,350 square foot building on 17 acres in Mahwah, New Jersey to house the executive offices of HUBCO and its data processing subsidiary. The site can accommodate an approximate doubling of building space.

On November 8, 1993, HUBCO'S Board of Directors authorized a stock repurchase plan and authorized management to repurchase up to 10% of its outstanding common stock per year beginning immediately. At that time, HUBCO had approximately 6.9 million shares outstanding. As of June 30, 1994, HUBCO had repurchased 431,825 shares (net of restricted stock issued) at a net cost of $9.6 million. During the first quarter of 1994, $5.2 million of stock repurchases were settled, causing a reduction in stockholders' equity from the December 31, 1993 level. The Treasury shares may be used to fund the conversion of the Convertible Preferred Stock issued in conjunction with the Washington Bancorp acquisition.

At the end of the reporting period, the Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations.

The capital ratios for HUBCO, Inc. and Subsidiaries at June 30, 1994, and the minimum regulatory requirements for such capital ratios, are as follows:

                                    Ratios At         1994 Minimum
                                  June 30, 1994       Requirements*
                                  -------------       -------------

Tier I Risk-Based Capital Ratio      12.30%               6.0%
Total Risk-Based Capital Ratio       17.97%              10.0%
Leverage Capital Ratio                5.99%               5.0%

*For qualification as a well-capitalized institution.

Item 5:   Other Information

     1) In May 1994, the Federal Deposit Insurance Corporation ("FDIC") issued a letter of objection to the notice of mutual to stock conversion filed by Statewide Savings Bank ("Statewide") in connection with the proposed acquisition of Statewide by HUBCO. HUBCO has decided not to pursue revised applications to acquire Statewide. The Merger Agreement between HUBCO and Statewide effectively expired on June 30, 1994 and will not be extended or amended.

     2) On July 1, 1994, HUBCO merged with Washington Bancorp, Inc., and Washington Savings Bank merged into Hudson United Bank. As a result of the merger, each share of Washington Common Stock was converted into the right to receive $16.10 in cash or 0.6708 of a share of HUBCO's Series A Preferred Stock ("HUBCO Preferred Stock"), a new series established in connection with the merger, subject to limitations and allocation provisions set forth in the Merger Agreement. Each full share of HUBCO Preferred Stock has a stated value of $24. Each full share of HUBCO Preferred Stock is convertible into one share of HUBCO Common Stock.

     3) In May 1994, HUBCO registered its $25 million aggregate principal amount of outstanding 7.75% subordinated debentures with the Securities and Exchange Commission in connection with an exchange offer. All of the outstanding debentures were exchanged for the registered debentures pursuant to the exchange offer which was consummated on July 20, 1994. (See Note C to the Consolidated Financial Statements contained herein.)

Item 6:   Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K
     -------------------

     On May 10, 1994, HUBCO filed a Form 8-K to report its announcement on May 6, 1994 that its subsidiary, Hudson United Bank (the "Bank"), acquired the deposits of four branches of Polifly Federal Savings and Loan Association ("Polifly") from the Resolution Trust Corporation (the "RTC"). The Bank assumed deposits of approximately $105 million, received approximately $98 million in cash and cash equivalents and acquired approximately $500,000 in passbook loans. The Bank paid the RTC a premium of $6,180,000 in connection with the acquisition of deposits.

     On June 2, 1994, HUBCO filed a Form 8-K to report that the Federal Deposit Insurance Corporation ("FDIC") issued a letter of objection to the notice of mutual to stock conversion filed by Statewide Savings Bank ("Statewide") in connection with the proposed acquisition of Statewide by HUBCO.

     On July 11, 1994, HUBCO filed a Form 8-K to report its announcement on July 7, 1994 that it will not pursue revised applications to acquire Statewide Savings Bank, SLA ("Statewide") in a merger conversion transaction. The merger agreement between HUBCO and Statewide expired on June 30, 1994 and will not be extended or amended.

     On July 18, 1994, HUBCO filed a Form 8-K to report under Item 2 the consummation on July 1, 1994 of the merger of Washington Bancorp into HUBCO and Washington Savings Bank into Hudson United Bank. The merger was pursuant to the Agreement and Plan of Merger dated as of November 8, 1993, as amended as of May 10, 1994, between HUBCO, Washington Bancorp, the Bank and Washington Savings Bank. HUBCO expects to amend this Form 8-K to add certain financial information, including proforma financial information.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HUBCO, Inc.



      August 11, 1994             S - Kenneth T. Neilson
- - ---------------------------       ----------------------------------------
      Date                        Kenneth T. Neilson
                                  President & Chief Executive Officer




     August 11, 1994              S - Christina L. Maier
- - ---------------------------       ----------------------------------------
     Date                         Christina L. Maier
                                  Assistant Treasurer