Form 10-Q
period 1994-09-30
HUBCO INC
filed 1994-11-14
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                   FORM 10-Q

(MARK ONE)

_X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994

                                       OR

 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_________________ to_________________

                        Commission File Number 0-010699

                                  HUBCO, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                New Jersey                         22-2405746

     (STATE OF OTHER JURISDICTION OF            (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

          3100 Bergenline Avenue
          Union City, New Jersey                        07087

   -------------------------------------              ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days    Yes_X_   No___


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

     6,501,536 shares, no par value, outstanding as of November 10, 1994

                          HUBCO, INC. AND SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets
         September 30, 1994 and December 31, 1993.......................   1

         Consolidated Statements of Income
         Nine Months Ended September 30, 1994
         and September 30, 1993.........................................   2

         Consolidated Statements of Income
         Three Months Ended September 30, 1994
         and September 30, 1993.........................................   3

         Consolidated Statements of Cash Flows
         Nine Months ended September 30, 1994
         and September 30, 1993.........................................   4

         S.E.C. Guide 3 - Item III
           Loan Portfolio...............................................   5

         Asset Quality Schedule - Quarterly Recap.......................   6

         S.E.C. Guide 3 - Item IV
         Summary of loan loss experience................................   7

         Notes to Consolidated Financial Statements.....................   8-9


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................   10-18


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................   19-20

         Signatures.....................................................   21-22



HUBCO, Inc. and Subsidiaries                                              Page 1
- - --------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                        September 30   December 31
                                                            1994           1993
                                                        ------------   -----------
ASSETS
Cash and due from banks                                $   56,434     $   49,542
Investment Securities (Note - B)
  Available for Sale, at market value
  (amortized cost of $47,067 and $123,833
  in 1994 and 1993, respectively)                          48,254        130,555
  Held to Maturity, at cost (market value of $564,150
  and $301,692 for 1994 and 1993, respectively)           576,688        296,130
                                                       ----------     ----------
                                                          624,942        426,685
Federal funds sold and securities
 purchased under agreements to resell                      10,845          9,800
Loans:
  Real estate-mortgage                                    389,858        246,647
  Commercial and financial                                182,073        178,827
  Consumer credit                                          94,429        109,169
  Direct lease financing                                        -            122
                                                       ----------     ----------
                                                          666,360        534,765
Less:
  Allowance for possible loan losses                       14,310         10,811
  Deferred loan fees                                        1,330            676
  Unearned income                                           3,076          4,699
                                                       ----------     ----------
                          NET LOANS                       647,644        518,579
                                                       ----------     ----------

Property and equipment, net                                30,836         18,001
Other real estate                                           2,874          2,311
Accrued interest receivable                                13,001         10,259
Intangible assets                                          10,591              -
Other assets                                               10,032          6,648
                                                       ----------     ----------
                      TOTAL ASSETS                     $1,407,199     $1,041,825
                                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
   Noninterest bearing                                 $  211,938     $  205,233
   Interest bearing                                     1,024,171        730,455
                                                       ----------     ----------
                     TOTAL DEPOSITS                     1,236,109        935,688
                                                       ----------     ----------

Federal funds purchased                                    25,000             --
Securities sold under agreements to repurchase             14,591         19,629
Treasury tax and loan note                                    680          1,000
Accrued taxes and other liabilities                         6,763          6,554
                                                       ----------     ----------
                    TOTAL LIABILITIES                   1,283,143        962,871
                                                       ----------     ----------
Subordinated debt (Note - C)                               25,000             --
Stockholders' equity:
  Preferred stock, no par value; authorized
  3,300,000 shares, 814,775 issued                         19,555             --
  Common stock, no par value, issued
  6,933,361 and outstanding 6,501,536 shares
  (1994); issued 6,933,361 and outstanding
  6,724,661 shares (1993)                                  18,492         18,492
Additional paid in Capital                                 49,048         49,048
Retained earnings                                          22,226         12,669
Treasury stock, at cost, 431,825 shares
  in 1994 and 208,700 shares in 1993                       (9,343)        (4,571)
Unearned compensation-restricted stock awards              (1,224)          (946)
Unrealized holding gain on investment securities
  available for sale, net of income taxes                     302          4,262
                                                       ----------     ----------
          TOTAL STOCKHOLDERS' EQUITY                       99,056         78,954
                                                       ----------     ----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $1,407,199     $1,041,825
                                                       ==========     ==========

See notes to consolidated financial statements

                                                                          Page 2
HUBCO, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME                        NINE MONTHS ENDED
(In Thousands, except for per share amounts)                SEPTEMBER 30
                                                -------------------------------
                                                   1994                    1993
                                                   ----                    ----
INTEREST INCOME
  Loans                                          35,328                  32,518
                                                -------                 -------
  Investment securities:
    Taxable                                      22,824                  16,354
    Tax Exempt                                    1,023                     803
                                                -------                 -------
                                                 23,847                  17,157
                                                -------                 -------
  Federal funds sold                                366                     656
                                                -------                 -------
                 TOTAL INTEREST INCOME           59,541                  50,331
                                                -------                 -------

INTEREST EXPENSE
  Savings deposits                                9,887                   8,838
  Time deposits                                   6,803                   6,551
  Short term borrowings                           1,665                     245
                                                -------                 -------
                TOTAL INTEREST EXPENSE           18,355                  15,634
                                                -------                 -------

NET INTEREST INCOME                              41,186                  34,697
                                                -------                 -------
  Provision for possible loan losses              1,950                   2,550
                                                -------                 -------

NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE LOAN LOSSES                       39,236                  32,147

NON-INTEREST INCOME
  Trust department income                           460                     364
  Service charges on deposit accounts             5,611                   4,355
  Other                                           1,321                   1,697
                                                -------                 -------
                                                  7,392                   6,416
                                                -------                 -------
                                                 46,628                  38,563
                                                -------                 -------

OPERATING EXPENSES
  Salaries                                        9,893                   8,771
  Employee benefits                               4,616                   3,480
  Net occupancy expense                           2,814                   2,288
  Equipment expense                               1,588                   1,424
  Other operating expenses                        8,072                   6,655
                                                -------                 -------
                                                 26,983                  22,618
                                                -------                 -------

INCOME BEFORE INCOME TAXES                       19,645                  15,945
INCOME TAXES                                      7,427                   5,498
                                                -------                 -------
NET INCOME                                      $12,218                 $10,447
                                                =======                 =======

Earnings per share:
  Primary (Based on weighted average shares
    outstanding of 6,504,962 in 1994 and
    6,921,537 in 1993)                          $  1.83                 $  1.51
                                                -------                 -------
  Fully diluted (Based on weighted average
    shares outstanding of 6,779,538 in 1994)    $  1.80                 $  1.51
                                                -------                 -------
Earnings per share, adjusted for the 3 for 2
 stock split to be effective January 14, 1995:
   Primary (Based on weighted average shares
    outstanding of 9,757,443 in 1994 and
    10,382,305 in 1993)                         $  1.22                 $  1.01
                                                =======                 =======
   Fully diluted (Based on weighted average
    shares outstanding of 10,169,307 in 1994)   $  1.20                 $  1.01
                                                =======                 =======

See notes to consolidated financial statements

                                                                          Page 3

HUBCO, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME                     THREE MONTHS ENDED
(In Thousands, except for per share amounts)              SEPTEMBER 30
                                                -------------------------------
                                                 1994                    1993
                                                 ----                    ----

INTEREST INCOME
  Loans                                        $13,825                 $11,326
                                               -------                 -------
  Investment securities:
    Taxable                                      9,181                   5,695
    Tax-Exempt                                     328                     326
                                               -------                 -------
                                                 9,509                   6,021
                                               -------                 -------
  Federal funds sold                                75                     272
                                               -------                 -------
                 TOTAL INTEREST INCOME          23,409                  17,619
                                               -------                 -------
INTEREST EXPENSE
  Savings deposits                               3,812                   3,219
  Time deposits                                  3,178                   2,060
  Short term borrowings                            608                      91
                                               -------                 -------
                TOTAL INTEREST EXPENSE           7,598                   5,370
                                               -------                 -------

NET INTEREST INCOME                             15,811                  12,249
                                               -------                 -------
PROVISION FOR POSSIBLE LOAN LOSSES               1,050                   1,050
                                               -------                 -------

NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE LOAN LOSSES                      14,761                  11,199

NON-INTEREST INCOME
  Trust department income                          152                     151
  Service charges on deposit accounts            2,260                   1,665
  Other                                            335                     586
                                               -------                 -------
                                                 2,747                   2,402
                                               -------                 -------
                                                17,508                  13,601
                                               -------                 -------

OPERATING EXPENSES
  Salaries                                       3,690                   3,163
  Employee benefits                              1,560                   1,106
  Net occupancy expense                            947                     704
  Equipment expense                                705                     562
  Other operating expenses                       3,268                   2,549
                                               -------                 -------
                                                10,170                   8,084
                                               -------                 -------

INCOME BEFORE INCOME TAXES                       7,338                   5,517
INCOME TAXES                                     2,811                   1,781
                                               -------                 -------
NET INCOME                                     $ 4,527                 $ 3,736
                                               =======                 =======


Earnings per share:
  Primary (Based on weighted average shares
    outstanding of 6,501,536 in 1994 and
    6,933,193 in 1993                          $   .65                 $   .54
                                               -------                 -------
  Fully Diluted (Based on weighted average
    shares outstanding of 7,316,311 in 1994)   $   .62                 $   .54
                                               =======                 =======
Earnings per share, adjusted for the 3 for 2
 stock split to be effective January 14, 1995:
   Primary (Based on weighted average shares
    outstanding of 9,752,304 in 1994 and
    10,399,789 in 1993)                        $   .43                 $   .36
                                               =======                 =======
   Fully diluted (Based on weighted average
    shares outstanding of 10,974,466 in 1994)  $   .41                 $   .36
                                               =======                 =======




See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
HUBCO, INC. and Subsidiaries
(in thousands)
                                                            Nine Months Ended
                                                               September 30
                                                        ------------------------

                                                        1994               1993
                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $12,218         $ 10,447
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Provision for possible loan losses                1,950            2,550
        Provision for depreciation and amortization       2,392            1,398
        Amortization of investment security premiums      1,395              925
        Accretion of investment security discount          (430)            (255)
        Deferred income taxes                               960              465
     (Increase) decrease in interest receivable            (178)           1,050
     Increase (decrease) in interest payable              1,011             (397)
     (Decrease) increase in accrued taxes and other
        liabilities                                      (3,394)           1,660
     (Increase) in other assets                          (6,831)          (1,011)
                                                        -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 9,093           16,832
                                                        -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of investment securities               -               61
   Proceeds from maturities of investment securities     79,483           47,676
   Net cash acquired from acquisitions                  117,407           43,134
   Net cash paid for acquisitions                       (26,660)            (227)
   Net decrease in loans                                 36,982           11,600
   Purchase of investment securities                   (195,054)         (99,605)
   Purchases of premises and equipment                   (8,758)          (3,518)
   (Increase) in other real estate                          870             (204)
                                                        -------          -------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                  (4,270)           (1,083)
                                                        -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in demand deposits,
     NOW accounts and savings accounts                  (30,924)          11,315
   Net decrease in certificates
     of deposit                                         (11,499)         (41,724)
   Net increase in federal funds
     purchased and securities sold under
     agreements to repurchase                            19,962            4,159
   Proceeds from subordinated debt offering              25,000                -
   New stock issue                                            -               20
   Cash dividends                                        (2,667)          (2,228)
   Purchase of treasury stock                            (5,298)              (6)
                                                        -------          -------
NET CASH (USED IN) FINANCING ACTIVITIES                  (5,426)         (28,464)
                                                        -------          -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          7,937          (12,715)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                $59,342          $61,700
                                                        -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $67,279          $48,985
                                                        =======          =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
    Interest                                             21,588           15,842
    Income taxes                                          5,240            6,522
                                                        =======          =======



                          HUBCO, Inc. and Subsidiaries

                           S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO




                                        Types of Loans at Each Reported Period
                                                      (In Thousands)

                                               9/30/94           12/31/93
                                               -------           --------

Commercial, Financial, and
  Agricultural                               $139,065            $119,563

Real Estate - Construction                      7,206               7,117

Real Estate - Mortgage                        425,660             330,018

Consumer Loans                                 94,429              77,945

Other                                            -                    122
                                             --------            --------

                       Total                 $666,360            $534,765
                                             ========            ========


HUBCO, Inc. and Subsidiaries


                                                 ASSET QUALITY SCHEDULE - QUARTERLY RECAP
                                                              (In Thousands)

                                                                  9/30/94          6/30/94          3/31/94             12/31/93
                                                                  -------          -------          -------             --------

Non-Accruing Loans:
   Commercial                                                      $4,842           $1,943          $ 1,559               $1,391
   Real Estate                                                      8,221            3,725            3,457                3,398
   Installment                                                        580              384              634                  745
                                                                  -------          -------          -------              -------
   Total Non-Accruing Loans                                        13,643            6,052            5,650                5,534
                                                                  -------          -------          -------              -------
Renegotiated Loans                                                    540              713            1,816                2,177
                                                                  -------          -------          -------              -------
         Total Non-Performing Loans                               $14,183           $6,765          $ 7,466               $7,711
Other Real Estate                                                   2,874            1,873              813                2,311
                                                                  -------          -------          -------              -------
         Total Non-Performing Assets                             *$17,057           $8,638           $8,279              $10,022
                                                                  =======          =======          =======              =======


Non-Accruing Loans to Total
   Loans, Net                                                       2.06%            1.16%            1.08%                1.05%
Non-Performing Loans to Total
   Loans, Net                                                       2.14             1.29             1.43                  1.46
Non-Performing Assets to
   Total Assets                                                     1.21              .74              .77                   .96
Non-Performing Assets to
   Total Loans, Net Plus
   Other Real Estate                                                2.57             1.64             1.58                  1.88


Loans Past Due 90 Days or
   More and Accruing:
         Commercial                                                $  632           $  622           $  602               $1,139
         Real Estate                                                1,800              209              656                  225
         Installment                                                   88              229               72                   79
                                                                  -------          -------          -------              -------
           Total Past Due Loans                                    $2,520           $1,060           $1,330               $1,443
                                                                  =======          =======          =======              =======
* Includes approximately $6,447 in non-performing assets resulting from the
  Washington merger on July 1, 1994.


                                                                                                                              Page 7

                                                       HUBCO, Inc. and Subsidiaries

                                                          S.E.C. GUIDE 3 ITEM IV

                                                     SUMMARY OF LOAN LOSS EXPERIENCE



                                                                                  Summary of Activity in the Allowance
                                                                                             by Loan Category

                                                                              Nine Months Ended                Year Ended
                                                                                   9/30/94                      12/31/93
                                                                                 -----------                   ----------
                                                                                               (In Thousands)

Amount of Loans Outstanding                                                       $666,360                      $534,765
                                                                                  ========                      ========

Daily Average Amount of Loans                                                     $578,888                      $529,340
                                                                                  ========                      ========

Balance of Allowance for
  Possible Loan Losses at
  Beginning of Period                                                             $ 10,811                      $  7,605

Loans Charged Off:
  Commercial, Financial,
   and Agricultural                                                                 (1,939)                         (637)
  Real Estate - Mortgage                                                              (158)                         (138)
  Installment                                                                         (221)                         (283)
  Lease Financing                                                                      (14)                         (122)
                                                                                  --------                      --------
    Total Loans Charged Off                                                         (2,332)                       (1,180)
                                                                                  --------                      --------

Recoveries of Loans Previously
  Charged Off:
  Commercial, Financial,
   and Agricultural                                                                    283                           141
  Real Estate - Mortgage                                                                 -                            59
  Installment                                                                           43                           104
  Lease Financing                                                                       36                            82
                                                                                  --------                      --------
      Total Recoveries                                                                 362                           386
                                                                                  --------                      --------


Net Loans Charged Off                                                               (1,970)                         (794)

Addition to Allowance
  Charged to Operations                                                              1,950                         3,600

Additions Acquired Through Acquisitions                                              3,519                           400
                                                                                  --------                      --------

Balance of Allowance for Possible Loan Losses at End of Period                    $ 14,310                      $ 10,811
                                                                                  ========                      ========


Ratio of Net Loans Charged-Off
  During Period to Average
  Loans Outstanding                                                                    .45%                          .15%



HUBCO, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1994

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

NOTE B - INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities are summarized as follows:


                                                                                    September 30, 1994
                                                ----------------------------------------------------------------------------------
                                                                                    Gross Unrealized                    Estimated
                                                Amortized                    -----------------------------                Market
                                                  Cost                       Gains                 (Losses)                Value
                                                ---------                    -----                  ------               ---------
Available for Sale
U.S. Government                                 $ 30,067                     $   64                   ($6)               $ 30,125
State and political
  subdivisions                                     9,475                          -                   (12)                  9,463
Other securities                                   1,250                          1                     -                   1,251
Equity securities                                  6,275                      1,150                   (10)                  7,415
                                                --------                     ------                 -----                --------
                                                $ 47,067                     $1,215                ($  28)               $ 48,254
                                                ========                     ======                 =====                ========


                                                                                    September 30, 1994
                                                ----------------------------------------------------------------------------------
                                                                                    Gross Unrealized                    Estimated
                                                Amortized                    -----------------------------                Market
                                                  Cost                       Gains                 (Losses)                Value
                                                ---------                    -----                  ------               ---------
Held to Maturity
U.S. Government                                 $287,105                     $  345               ($2,210)               $285,240
U.S. Government
  agencies                                       262,458                        173               (10,782)                251,849
State and political
  subdivisions                                    22,244                        187                  (174)                 22,257
Other securities                                   4,881                         55                  (132)                  4,804
                                                --------                     ------               -------                --------
                                                $576,688                     $  760              ($13,298)               $564,150
                                                ========                     ======               =======                ========


                                                                                     December 31, 1993
                                                ----------------------------------------------------------------------------------
                                                                                    Gross Unrealized                     Estimated
                                                Amortized                    -----------------------------                Market
                                                  Cost                       Gains                 (Losses)                Value
                                                ---------                    -----                  ------               ---------
Available for Sale
U.S. Government                                 $104,728                    $ 5,580                  $  -                $110,308
U.S. Government
  Agencies                                        10,482                        502                    (1)                 10,983
States and Political
    Subdivisions                                   1,600                        237                     -                   1,837
Other securities                                   2,107                        223                    (5)                  2,325
Equity securities                                  4,916                        381                  (195)                  5,102
                                                --------                     ------               -------                --------
                                                $123,833                    $ 6,923                 ($201)               $130,555
                                                ========                     ======               =======                ========



                                                                                     December 31, 1993
                                                ----------------------------------------------------------------------------------
                                                                                    Gross Unrealized                     Estimated
                                                Amortized                    -----------------------------                Market
                                                  Cost                       Gains                 (Losses)                Value
                                                ---------                    -----                  ------               ---------
Held to Maturity
U.S. Government                                 $104,957                    $ 2,648                 ($125)               $107,480
U.S. Government
  Agencies                                       164,850                      3,104                  (651)                167,303
State and Political
    Subdivisions                                  23,815                        496                    (4)                 24,307
Other securities                                   2,508                         94                     -                   2,602
                                                --------                     ------               -------                --------
                                                $296,130                    $ 6,342                 $(780)               $301,692
                                                ========                     ======               =======                ========


NOTE C - SUBORDINATED DEBT

  In January 1994, the Company sold $25 million aggregate principal amount of subordinated debentures in a private placement. The debentures, which mature in 2004, bear interest at 7.75% per annum payable semi-annually. The Company registered the debentures with the Securities and Exchange Commission in May 1994 in connection with an exchange offer and pursuant to the exchange offer, all of the outstanding debentures were exchanged for the registered debentures on July 20, 1994. On March 18, 1994, HUBCO entered into an interest rate exchange agreement intended to hedge the interest rate risk related to the $25 million subordinated debt. The agreement is a contractual agreement between HUBCO and its counter-party to exchange fixed and floating rate interest obligations. HUBCO's counter-party to the agreement is the fixed rate payor, and HUBCO is the floating rate payor. The floating rate is reset every three months, and the term of the agreement is three years.

                                                                          Pg. 10

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     On July 1, 1994, the Company acquired Washington Bancorp, Inc. ("Washington"). The merger occurred pursuant to an Agreement and Plan of Merger previously entered into between the parties. The balance sheet and income statement comparisons are influenced by the Washington transaction.

     On June 1, 1993, the Company paid a ten percent stock dividend to stockholders of record May 11, 1993, which resulted in the issuance of 628,011 new shares of common stock. Per share amounts have been restated to reflect the ten percent stock dividend.

RESULTS OF OPERATIONS

     Any discussions related to earnings per share have not been adjusted to reflect the 3 for 2 stock split payable January 14, 1995, to stockholders of record January 3, 1995.

     The Company earned net income of $12,218, or $1.83 per share, for the nine month period ended September 30, 1994, compared to $10,447, or $1.51 per share, for the same period in 1993. The increase in earnings of $1,771, or 17.0%, is primarily attributable to a 18.7% increase in net interest income, from $34,697 for the nine months ended September 30, 1993 to $41,186 for the same period in 1994. Earnings for the period were also improved by an increase in non-interest income of $976, or 15.2%, and by a decrease in the provision for possible loan losses of $600, or 23.5%. Partially offsetting these gains was an increase in operating expenses of $4,365, or 19.3%, and an increase in income taxes of $1,929, or 35.1%.

     The increase in net interest income of $6,489, ($6,624 fully tax equivalent), or 18.7%, reflects the increase in average net interest earning assets for the current nine-month period resulting from the Pilgrim, Polifly and Washington transactions, as well as the related changes in yield/rate on the new product mix. Average net interest earning assets (average earning assets minus average interest bearing liabilities) increased by $48,650, or 25.7%, from $189,263 for the nine-month period ending September 30, 1993 to $237,913 for the current nine-month period. Partially offsetting the increased earnings was the interest paid on the

                                                                          Pg. 11


subordinated debentures issued in January, 1994 (see "Financial Condition"). As a result, the net interest margin (fully tax equivalent) declined 22 basis points to 5.00% for the nine-month period ended September 30, 1994 from 5.22% for the comparable period in 1993.

     Total non-interest income for the nine-month period in 1994 increased by $976, or 15.2%, as a result of increases in trust income and deposit account service charges of $96, or 26.4%, and $1,256, or 28.8%, respectively. The increased trust income is due to an increase in the number of estate accounts and investment management accounts that were created through a restructured business development program in the trust area. The increase in service charges on deposit accounts results from a 19.8% increase in average deposits for the nine-month period, from $875,373 in 1993 to $1,048,810 in 1994, resulting from the Pilgrim, Polifly and Washington acquisitions. Offsetting these gains was a decrease of $376, or 22.2%, in non-interest income which is primarily the result of non-recurring income in 1993 resulting from regulatory acquisitions, a decrease in other fees and commissions on deposit-related services and the reclassification of ATM transaction fees.

     The level of the provision for possible loan losses was decreased by $600, or 23.5%, from $2,550 for the nine-month period ended September 30, 1993 to $1,950 for the comparable period in 1994. During 1993, the provision had been increased in order to build the allowance to a level deemed adequate to support the increase in non-performing loans as a result of the Pilgrim transaction and to reflect the continued weak New Jersey real estate economy.

     Operating expenses for the nine-month period ended September 30, 1994 at amount, $2,258, or 51.7% of the total increase, was in salaries and that amount, $2,258, or 51.7% of the total increase, was in salaries and benefits, an increase of 18.4% for that category. This increase is primarily attributable to the additional personnel expense incurred as a result of the addition of the six Pilgrim branches for the additional six-month period ($398); four Polifly branches for a twenty-one-week period ($169); and eight Washington branches ($279); an increase in the 1994 performance bonus accrual based on increased earnings ($313); the provision for severance packages increased for the move of the deposit, mortgage servicing and the data processing operations ($218); and salary increases approximately 3.0% with the associated salary-related increases in payroll taxes.

     Occupancy expense increased by $526, or 23.0%, for the current nine-month period compared to the same period last year. Of that amount, $192 represents costs attributable to the six additional Pilgrim branches, $76 to operate the four Polifly branches; and $103 to operate the eight Washington branches. The remaining increase is primarily due to unusual building repair and service costs incurred as a result of an extremely severe winter season, and costs related to the Company's new corporate headquarters, which was purchased in April, 1994. Equipment expense increased $164, or 11.5%, due primarily to equipment needs at the additional branches.

                                                                          Pg. 12

     Operating expenses increased by $1,417, or 21.3%, primarily attributable to acquisition-related items including the write-off of $652 of expenses associated with the Company's terminated merger agreement with Statewide Savings Bank, which resulted in an increase of $148 in acquisition costs over the comparable period in 1993. Other factors contributing to the increase include $296 in additional FDIC insurance premiums related to the acquired deposits, $721 intangible asset amortization related to the Polifly amortization expense related and Washington acquisitions, and $81 in additional telephone expense related to the new locations and the installation of voice mail and voice response telephone systems.

     Income taxes (state and federal) for the nine-month period ended September 30, 1994 increased by $1,929, or 35.1%, due to a 23.2% increase in net income before taxes, coupled with a change in the effective tax rate for the period from 34% in 1993 to 38% in 1994.

     For the three-month period ended September 30, 1994, the Company earned net income of $4,527, or $.65 per share, compared to $3,736, or $.54 per share, for the same period in 1993 and compared to $3,904 or $.60 per share, for the second quarter in 1994. Net interest income for the current three-month period increased by $3,562, or 29.1%, compared to the corresponding period in 1993 and by $2,815, or 21.7%, compared to the previous quarter ended June 30, 1994. In each case, the increased earnings are due to increases in the average net interest earning assets for the comparable three-month periods, an increase of 50 basis points in the prime rate in the middle of the current quarter, and the final repricing of the acquired Polify deposits at the end of the second quarter. Total non-interest income increased by $345, or 14.4%, to $2,747 for the three-month period ended September 30, 1994 compared to the same period last year and increased by $311, or 12.8%, from $2,436 for the three-month period ended June 30, 1994. The increases over both periods were primarily attributable to service charges on deposit accounts due to the expanded deposit volume created by the acquired deposits.

     In each income comparison, increased earnings were partially offset by increases in operating expenses. For the three-month period ended September 30, 1994, operating expenses increased by $2,086, or 25.8%, over the comparable period last year due primarily to an increase in salaries and benefits of $981, or 23.0%, resulting primarily from the additional personnel from the acquisitions. The 1994 additions of the four Polifly branches and the eight Washington branches also served to increase occupancy and equipment expenses for the current period by $243, or 34.5%, and $143, or 23.4%, respectively. Other operating expenses increased in the current three-month period by $719, or 28.2% over the comparable period last year, of which $566 represents the intangible asset amortization. The remaining increase is mainly due to increased FDIC premiums and other acquisition-related costs. Compared to the second quarter of 1994, the increase in operating expenses of $462, or 16.5% in the current three month period is entirely attributable to the amortization of the Polifly and Washington intangible assets.

     The increases in net interest income as previously discussed are produced by rate/volume changes and changes in product mix and are summarized for the comparative three-month and nine-month periods, on a tax equivalent basis, in the following table. The average net interest earning assets and the tax equivalent interest margins are also provided. The tax equivalent interest margin, which measures net interest income as a percent of average earning assets, was 5.00% for the nine months ended September 30, 1994, compared to 5.22% for the comparable period in 1993. The tax equivalent interest margin was 4.92% for the three-month period ended September 30, 1994, compared to 5.15% for the comparable period in 1993. In each case, the decline is primarily attributable to a greater reduction in the yield on interest earning assets than on interest bearing liabilities, and the impact of the expense of the Subordinated Debt. Under both comparisons, net interest income still increased due to the significant increases in average net interest earning assets.

                                                                          Pg. 13

                                          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                                            EQUITY: INTEREST RATES AND INTEREST DIFFERENTIALS
                                                             (In Thousands)


                                                                    Nine Months Ended September 30, 1994
                                            -------------------------------------------------------------------------------------

                                            Average                       Yield/             Average                       Yield/
                                            Balance        Interest        Rate              Balance       Interest         Rate
                                            -------        --------       ------             -------       --------        ------
ASSETS
Interest Earning Assets:
  Domestic Loans & Direct
  Lease Financing(1):
    Taxable                               $  569,300        $35,043         8.21%            $512,787        $32,263         8.39%
    Nontaxable                                 4,881            438        11.96                5,296            392         9.87
  Taxable Investment Securities              497,151         22,824         6.12              330,333         16,354         6.60
  Nontaxable Investment Securities            34,233          1,574         6.13               22,728          1,235         7.25
  Federal Funds Sold and
    Securities Purchased Under
    Agreements to Resell                      12,537            366         3.89               29,449            656         2.97
                                            ---------         ------                           -------         ------

Total Interest Earning Assets              1,118,102         60,245         7.18              900,593         50,900         7.54

Noninterest Earning Assets:
  Cash and Due From Banks                     53,157                                           39,619
  Premises and Equipment, Net                 22,650                                           17,456
  Accrued Interest Receivable                 10,609                                            8,247
  Other Assets                                17,003                                           10,898
Less Allowance for
  Possible Loan Losses                      ( 12,229)                                          (8,574)
                                          ----------                                         --------
            TOTAL                         $1,209,292                                         $968,239
                                          ==========                                         ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest Bearing Liabilities:
  Demand Deposits                         $  127,633      $   2,166         2.26%            $106,830      $   2,202         2.75%
  Savings Deposits                           412,092          7,721         2.50              335,602          6,636         2.64
  Time Deposits                              294,350          6,803         3.08              254,876          6,551         3.43
  Federal Funds Purchased and
    Securities Sold Under
    Agreements to Repurchase                  21,252            385         2.42               13,049            223         2.28
  Subordinated Notes                          23,810          1,259         7.05                    -              -          -
  Other                                        1,052             21         2.66                  973             22         3.01
                                             -------         ------                           -------         ------
Total Interest Bearing
Liabilities                                  880,189         18,355         2.78              711,330         15,634         2.93

Noninterest Bearing Liabilities:
  Demand Deposits                            214,735                                          178,065
  Other                                        7,585                                            6,584
                                           ---------                                          -------
                                           1,102,509                                          895,979
Stockholders' Equity                          82,973                                           72,260
                                          ----------                                         --------
            TOTAL                         $1,209,292                                         $968,239
                                          ==========                                         ========

Net Interest Earnings                                       $41,890                                          $35,266
                                                            =======                                          =======

Net Yield on Interest Earning Assets                                        5.00%                                            5.22%
                                                                            =====                                            =====

Tax-Equivalent Adjustments:
   Loans                                                    $   153                                           $  137
   Investment Securities                                        551                                              432
                                                            -------                                           ------
            TOTAL                                           $   704                                           $  569
                                                            =======                                           ======

(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amount outstanding. Fees are included in loan interest. Loans and total interest earning assets are net of unearned discount.

                                                                          Pg. 14


                                       DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                                         EQUITY: INTEREST RATES AND INTEREST DIFFERENTIALS
                                                     (In Thousands of Dollars)

                                            Three Months Ended September 30, 1994            Three Months Ended September 30, 1993
                                            -------------------------------------            -------------------------------------
                                           Average                      Yield/                Average                      Yield/
                                           Balance       Interest        Rate                 Balance        Interest      Rate
                                           -------       --------       -----                 -------        --------      -----

ASSETS
Interest Earning Assets:
  Domestic Loans & Direct
  Lease Financing(1):
    Taxable                                 $668,509        $13,735         8.22%            $540,738        $11,240         8.31%
    Nontaxable                                 4,679            138        11.80                5,004            132        10.55
  Taxable Investment Securities              592,193          9,181         6.20              358,913          5,695         6.35
  Nontaxable Investment Securities            33,101            505         6.10               28,865            502         6.96
  Federal Funds Sold and
    Securities Purchased Under
    Agreements to Resell                       5,543             75         5.41               35,804            272         3.04
  Other                                           --              -           --                  -               -            -
                                            --------        -------                            ------        -------

Total Interest Earning Assets              1,304,025         23,634         7.25              969,324         17,841         7.36

Noninterest Earning Assets:
  Cash and Due From Banks                     59,064                                           46,482
  Premises and Equipment, Net                 28,322                                           18,300
  Accrued Interest Receivable                 13,350                                            8,861
  Other Assets                                26,634                                           11,360
Less Allowance for Possible Loan Losses      (14,937)                                          (9,477)
                                            --------                                         --------
            TOTAL                         $1,416,458                                       $1,044,851
                                          ==========                                       ==========


LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest Bearing Liabilities:
  Demand Deposits                           $108,213         $  589         2.18%            $126,917         $  862         2.72%
  Savings Deposits                           535,216          3,223         2.41              365,487          2,357         2.58
  Time Deposits                              384,296          3,178         3.45              252,146          2,060         3.27
  Federal Funds Purchased and
    Securities Sold Under
    Agreements to Repurchase                  21,089            152         2.88               14,682             83         2.26
    Subordinated Notes                        25,000            449         7.18                   --             --           --
    Other                                       1200              7         2.33                1,005              8         3.18
                                           ---------        -------                          --------        -------
Total Interest Bearing
Liabilities                                1,075,014          7,598         2.83              760,237          5,370         2.83

Noninterest Bearing Liabilities:
  Demand Deposits                            235,434                                          202,673
  Other                                        9,123                                            6,859
                                            --------                                          -------
                                           1,319,571                                          969,769
Stockholders' Equity                          96,887                                           75,082
                                            --------                                         --------
            TOTAL                         $1,416,458                                       $1,044,851
                                          ==========                                       ==========

Net Interest Earnings                                       $16,036                                          $12,471
                                                            =======                                          =======

Net Yield on Interest Earning Assets                                        4.92%                                            5.15%
                                                                            =====                                            =====

Tax-Equivalent Adjustments:
   Loans                                                     $   48                                           $   46
   Investment Securities                                        177                                              176
                                                            -------                                           ------
            TOTAL                                           $   225                                           $  222
                                                            =======                                           ======

(1)For the purpose of these computations, nonaccruing loans are included in the daily average loan amount outstanding. Fees are included in loan interest. Loans and total interest earning assets are net of unearned discount.

                                                                          Pg. 15

                                           CHANGES IN NET INTEREST EARNINGS DUE TO VOLUME/RATE
                                                             (In Thousands)


                                           Nine Months Ended September 30, 1994           Three Months Ended September 30, 1994
                                                 Compared to Nine Months                         Compared to Three Months
                                                 Ended September 30, 1993                        Ended September 30, 1993
                                                Increase (Decrease) Due To                      Increase (Decrease) Due To
                                           ------------------------------------          ---------------------------------------
                                             Volume         Rate           Net            Volume         Rate               Net
                                             ------         ----           ---            ------         ----               ---
Interest Earned On:

Domestic Loans and Direct
Lease Financing:

   Taxable                                  $ 3,486         $(706)      $ 2,780           $2,619         $(124)           $ 2,495

   Nontaxable                                   (33)           79            46               (9)           15                  6

Taxable Investment Securities                 7,734        (1,264)        6,470            3,624          (138)             3,486

Nontaxable Investment Securities                552          (213)          339               69           (66)                 3

Federal Funds Sold and
   Securities Purchased under
   Agreements to Resell                        (452)          162          (290)            (323)          126               (197)

Total Interest Earning Assets               $11,287       $(1,942)     $  9,345          $ 5,980         $(187)            $5,793
                                            =======       =======      ========          =======         =====             ======


Interest Paid On:

   Demand Deposits                           $  391       $  (427)        $ (36)         $  (116)        $(157)            $ (273)

   Savings Deposits                           1,452          (367)        1,085            1,030          (164)               866

   Time Deposits                                958          (706)          252            1,012           106              1,118

   Federal Funds Purchased and
     Securities Sold Under Agreements
     to Repurchase                              147            15           162               42            27                 69

   Other                                          2           ( 3)           (1)               2            (3)                (1)
   Subordinated Debt                          1,259             -         1,259              449            --                449
                                            -------       -------      --------          -------         -----             ------
 Total Interest Bearing Liabilities         $ 4,209       $(1,488)     $  2,721          $ 2,419         $(191)            $2,228
                                            =======       =======      ========          =======         =====             ======

Net Interest Earnings                       $ 7,078       $  (454)     $  6,624          $ 3,561         $   4             $3,565
                                            =======       =======      ========          =======         =====             ======



                                                                          Pg. 16


FINANCIAL CONDITION

     Total assets at September 30, 1994 increased by $368,273, or 35.4%, over December 31, 1993 as a result of the issuance of $25,000 in subordinated debt and the purchase of Polifly in May and Washington on July 1, 1994. The Washington purchase also served to increase total assets over June 30, 1994 by $240,868 or 20.7%. In connection with the Polifly acquisition the Company, through its wholly-owned subsidiary Hudson United Bank, assumed deposits of approximately $104.4 million, received $104.0 million in cash and cash equivalents, and acquired $.5 million in loans and $1, in other liabilities. The Company paid $6.2 million in settlement of the transaction. In connection with the Washington acquisition the Company assumed deposits of approximately $237.8 million, received $7.1 million in cash and cash equivalents, and acquired $89.9 million in securities and $160.9 million in loans. The Company paid approximately $41.1 million in cash and stock in settlement of the transaction.

     The Company's loan portfolio increased from $534,765 at December 31, 1993 to $666,360 at September 30, 1994, a increase of $131,595, or 24.6%, which is entirely attributable to the acquired Washington loans. Excluding those, the portfolio would have decreased by $29,349, or 5.5%. The decrease is the result of net runoff in the loan portfolio due to a reduction in the indirect automobile loan portfolio and the selling of certain mortgage loans in the secondary market.

     Total non-performing loans, which include non-accruing and renegotiated loans, increased by $6,472, or 83.9%, from $7,711 at December 31, 1993 to $14,183 at September 30, 1994. Renegotiated loans decreased by $1,637, or 75.2%, due to three large commercial loans reclassified out of restructured status, and the addition of three smaller restructured loans during the same period. Non-accruing loans increased by $8,109, or 146.5%, primarily as a result of the Washington acquisition. Other real estate increased by $563, or 24.4%, as a result of the foreclosed properties acquired from Washington. At June 30, 1994 Washington Bancorp had approximately 18,000 of non performing assets.

     Loans past due 90 days or more and still accruing increased by $1,077, or 74.6%, from $1,443 at December 31, 1993 to $2,520 at September 30, 1994.
Commercial past due loans decreased by $507, or 44.5%, as a result of loan work-outs. Past due real estate loans increased by $1,575, or 700%, due to the past due loans acquired from Washington.

                                                                          Pg. 17


     Due to the non-performing assets acquired from Washington, overall asset quality ratios at September 30, 1994 were adversely affected, with the ratios for non-performing loans to total loans, net at 2.14% and non-performing assets to total assets at 1.21%. These are up from the comparable ratios at December 31, 1993 of 1.46% and .96%, respectively.

     The allowance for possible loan losses increased by $3,499, or 32.4%, from $10,811 at December 31, 1993 to $14,310 at September 30, 1994. As net
charge-offs for the nine-month period were approximately equal to the additions charged to operations, the increase is primarily attributable to the additional allowance relating to Washington. At September 30, 1994, the reserve represents 100.9% of non-performing loans.

     The investment portfolio increased by $198,257, or 46.5%, from $426,685 at December 31, 1993 to $624,942 at September 30, 1994, as a result of the inflow of funds generated by the assumption of the Polifly deposits and the $89.9 million in investments acquired from Washington. Investments purchased with the Polifly funds were limited to U.S. Government Obligations including Agencies and highly rated municipal securities, in keeping with the Company's investment policy. The portfolio acquired from Washington is composed of U.S. Treasuries, Agencies, and mortgage-backed securities. In analyzing the portfolio impact of the Polifly acquisition, the Company reallocated its securities between the held to maturity and available for sale categories. At September 30, 1994, approximately 8% of the portfolio is "available for sale", compared to 31% of the total portfolio at December 31, 1993. Historically, the company has not traded its investment portfolio.

     Property and equipment increased by $12,835, or 71.3%, from $18,001 at December 31, 1993 to $30,836 at September 30, 1994. The increase is attributable to the Company's $4,000 purchase of its new corporate headquarters, Polifly buildings and equipment ($2,000), Washington buildings and equipment ($5,000), and the purchase of imaging and related data processing equipment ($2,000).

     Accrued interest receivable increased by $2,742, or 26.7%, as a result of the increase in the investment and loan portfolio.

     Other assets increased from $6,648 at December 31, 1993 to $20,623 at September 30, 1994 -- an increase of $13,975, or 210.2%. The increase is primarily attributable to the intangible assets established for the Polifly transaction ($5,717), and also for the Washington transaction ($4,874), accounts receivable related to the settlement with World Bank on the Polifly acquisition ($1,052), and an increase in the Company's deferred tax assets.

     Total deposits at September 30, 1994 increased by $300,416, or 32.1%, from $935,688 at December 31, 1993 to $1,236,104 at September 30, 1994. The increase is attributable to the acquired Polifly and Washington deposits. Non-interest bearing deposits totalled 17.1% of deposits on September 30, 1994.

                                                                          Pg. 18

     Federal funds purchased increased by $25,000 at September 30, 1994 due to a reverse repurchase agreement entered into by the Company in order to meet short-term liquidity needs. All other liability categories were basically unchanged, from December 31, 1993 levels, reflecting only modest changes based on daily operating activity.

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

     In April of 1994, HUBCO purchased for $4,000 a 64,350 square foot building on 17 acres in Mahwah, New Jersey to house the executive offices of HUBCO and its data processing subsidiary. The site can accommodate an approximate doubling of building space. The Company anticipates that its executive offices will be completely relocated within the first quarter of 1995.

     On November 8, 1993, HUBCO'S Board of Directors authorized a stock repurchase plan and authorized management to repurchase up to 10% of its outstanding common stock per year beginning immediately. At that time, HUBCO had approximately 6.9 million shares outstanding. As of September 30, 1994, HUBCO had repurchased 431,825 shares (net of restricted stock issued) at a net cost of $9.3 million. During the first quarter of 1994, $5.2 million of stock repurchases were settled, causing a reduction in stockholders' equity from the December 31, 1993 level. The Treasury shares were repurchased to fund the conversion of the Convertible Preferred Stock issued in conjunction with the Washington Bancorp acquisition.

     At the end of the reporting period, the Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations.

The capital ratios for HUBCO, Inc. and Subsidiaries at September 30, 1994, and the minimum regulatory requirements for such capital ratios, are as follows:

                                        Ratios At             1994 Minimum
                                     Sept. 30, 1994           Requirements*
                                     --------------           -------------

Tier I Risk-Based Capital Ratio          13.27%                   6.0%
Total Risk-Based Capital Ratio           18.28%                  10.0%
Leverage Capital Ratio                    6.33%                   5.0%

*For qualification as a well-capitalized institution.

                                                                          Pg. 19

Item 6:  Exhibits and Reports on Form 8-K

     Reports on Form 8-K
 (b) List of Exhibits

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

     This Form 8-K was amended by Form 8-K/A on September 16, 1994. The Form 8-K/A as amended included the following Financial Statements.

       - Consolidated Balance Sheets as of December 31, 1993 and 1992.

       - Consolidated Statements of Operations for each of the three years in the period ended December 31, 1993.

       - Consolidated Statements of changes in Stockholders' Equity for each of the three years for the period ended December 31, 1993.

       - Consolidated Statements of Cash Flows for each of the three years for the period ended December 31, 1993.

       - Unaudited Financial Statements for the periods ended June 30, 1993 and 1994.

       - HUBCO's pro-forma balance sheet as of June 30, 1994 and pro-forma statements of income for the period ended December 31, 1993 and June 30, 1994.

     On October 20, 1994, HUBCO filed a form 8-K to report the following.

       - On October 6, 1994 the signing of a Letter of Intent by its subsidiary, Hudson United Bank to acquire Shoppers Charge Accounts Co.
         ("Shoppers") of Jersey City, New Jersey for approximately $18.5 million in cash. Shoppers is a third party private label retail credit card company. Shoppers Credit Card Operating System can also be used by Hudson United Bank to manage a traditional credit card portfolio.

       - On October 7, 1994 HUBCO and Jefferson National Bank ("Jefferson") signed a definitive agreement for HUBCO to acquire Jefferson. Under the terms of the agreement, Jefferson Shareholders will receive 1.91 shares of HUBCO Common Stock for each share of Jefferson Common Stock which they own, subject to certain collar provisions. Jefferson, headquartered in Passaic, has assets of approximately $100 million and four branches serving Clifton and Passaic.

       - On October 13, 1994 HUBCO announced its regular quarterly cash dividend of $.15 (fifteen cents) per common share, payable on December 1, 1994 to Stockholders of record November 15, 1994. Additionally, the board approved a 3 for 2 stock split payable January 14, 1995, to stockholders of record January 3, 1995. and the intention to maintain the $.15 per quarter dividend on the new shares effectively raising the dividend rate by 50%. HUBCO declared a cash dividend of $.36 (thirty-six cents) per share for Series A Preferred Stock, payable November 15, 1994, to Stockholders of record October 31, 1994. The Series A Preferred Stock was issued in conjunction with the merger of Washington Bancorp. into HUBCO, which was completed on July 1, 1994.

                                                                          Pg. 20










                                   SIGNATURES




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HUBCO, Inc.



    November 14, 1994                   /S/ Kenneth T. Neilson
    -----------------                       ------------------------------------
    Date                                    Kenneth T. Neilson
                                            President & Chief Executive Officer




    November 14, 1994                   /S/  Christina L. Maier
    -----------------                       ------------------------------------
    Date                                    Christina L. Maier
                                            Assistant Treasurer