Form 10-Q/A
period 1994-09-30
HUBCO INC
filed 1994-12-07
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                   FORM 10-Q/A

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



HUBCO, Inc. and Subsidiaries                                              Page 1
- - --------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                        September 30   December 31
                                                            1994           1993
                                                        ------------   -----------
ASSETS
Cash and due from banks                                $   56,434     $   49,542
Investment Securities (Note - B)
  Available for Sale, at market value
  (amortized cost of $47,067 and $123,833
  in 1994 and 1993, respectively)                          48,254        130,555
  Held to Maturity, at cost (market value of $564,150
  and $301,692 for 1994 and 1993, respectively)           576,688        296,130
                                                       ----------     ----------
                                                          624,942        426,685
Federal funds sold and securities
 purchased under agreements to resell                      10,845          9,800
Loans:
  Real estate-mortgage                                    389,858        246,647
  Commercial and financial                                182,073        178,827
  Consumer credit                                          94,429        109,169
  Direct lease financing                                        -            122
                                                       ----------     ----------
                                                          666,360        534,765
Less:
  Allowance for possible loan losses                       14,310         10,811
  Deferred loan fees                                        1,330            676
  Unearned income                                           3,076          4,699
                                                       ----------     ----------
                          NET LOANS                       647,644        518,579
                                                       ----------     ----------


Property and equipment, net                                30,836         18,001
Other real estate                                           2,874          2,311
Accrued interest receivable                                13,001         10,259
Intangible assets                                          10,204              -
Other assets                                               10,032          6,648
                                                       ----------     ----------
                      TOTAL ASSETS                     $1,406,812     $1,041,825
                                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
   Noninterest bearing                                 $  211,938     $  205,233
   Interest bearing                                     1,024,171        730,455
                                                       ----------     ----------
                     TOTAL DEPOSITS                     1,236,109        935,688
                                                       ----------     ----------

Federal funds purchased                                    25,000             --
Securities sold under agreements to repurchase             14,591         19,629
Treasury tax and loan note                                    680          1,000
Accrued taxes and other liabilities                         6,771          6,554
                                                       ----------     ----------
                    TOTAL LIABILITIES                   1,283,151        962,871
                                                       ----------     ----------
Subordinated debt (Note - C)                               25,000             --
Stockholders' equity:
  Preferred stock, no par value; authorized
  3,300,000 shares, 797,811 issued                         19,147             --
  Common stock, no par value, issued
  6,933,361 and outstanding 6,501,536 shares
  (1994); issued 6,933,361 and outstanding
  6,724,661 shares (1993)                                  18,492         18,492
Additional paid in Capital                                 49,048         49,048
Retained earnings                                          22,239         12,669
Treasury stock, at cost, 431,825 shares
  in 1994 and 208,700 shares in 1993                       (9,343)        (4,571)
Unearned compensation-restricted stock awards              (1,224)          (946)
Unrealized holding gain on investment securities
  available for sale, net of income taxes                     302          4,262
                                                       ----------     ----------
          TOTAL STOCKHOLDERS' EQUITY                       98,661         78,954
                                                       ----------     ----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $1,406,812     $1,041,825
                                                       ==========     ==========

See notes to consolidated financial statements

                                                                          Page 2
HUBCO, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME                        NINE MONTHS ENDED
(In Thousands, except for per share amounts)                SEPTEMBER 30
                                                -------------------------------
                                                   1994                    1993
                                                   ----                    ----

INTEREST INCOME
  Loans                                          35,328                  32,518
                                                -------                 -------
  Investment securities:
    Taxable                                      22,824                  16,354
    Tax Exempt                                    1,023                     803
                                                -------                 -------
                                                 23,847                  17,157
                                                -------                 -------
  Federal funds sold                                366                     656
                                                -------                 -------
                 TOTAL INTEREST INCOME           59,541                  50,331
                                                -------                 -------


INTEREST EXPENSE
  Savings deposits                                9,887                   8,838
  Time deposits                                   6,803                   6,551
  Short term borrowings                           1,665                     245
                                                -------                 -------
                TOTAL INTEREST EXPENSE           18,355                  15,634
                                                -------                 -------

NET INTEREST INCOME                              41,186                  34,697
                                                -------                 -------
  Provision for possible loan losses              1,950                   2,550
                                                -------                 -------

NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE LOAN LOSSES                       39,236                  32,147

NON-INTEREST INCOME
  Trust department income                           460                     364
  Service charges on deposit accounts             5,611                   4,355
  Other                                           1,321                   1,697
                                                -------                 -------
                                                  7,392                   6,416
                                                -------                 -------
                                                 46,628                  38,563
                                                -------                 -------

OPERATING EXPENSES
  Salaries                                        9,893                   8,771
  Employee benefits                               4,616                   3,480
  Net occupancy expense                           2,814                   2,288
  Equipment expense                               1,588                   1,424
  Other operating expenses                        8,051                   6,655
                                                -------                 -------
                                                 26,962                  22,618
                                                -------                 -------

INCOME BEFORE INCOME TAXES                       19,666                  15,945
INCOME TAXES                                      7,435                   5,498
                                                -------                 -------
NET INCOME                                      $12,231                 $10,447
                                                =======                 =======

Earnings per share:
  Primary (Based on weighted average shares
    outstanding of 6,504,962 in 1994 and
    6,921,537 in 1993)                          $  1.84                 $  1.51
                                                -------                 -------
  Fully diluted (Based on weighted average
    shares outstanding of 6,773,821 in 1994)    $  1.81                 $  1.51
                                                -------                 -------
Earnings per share, adjusted for the 3 for 2
 stock split to be effective January 14, 1995:
   Primary (Based on weighted average shares
    outstanding of 9,757,443 in 1994 and
    10,382,305 in 1993)                         $  1.22                 $  1.01
                                                =======                 =======
   Fully diluted (Based on weighted average
    shares outstanding of 10,160,731 in 1994)   $  1.20                 $  1.01
                                                =======                 =======


See notes to consolidated financial statements

                                                                          Page 3

HUBCO, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME                     THREE MONTHS ENDED
(In Thousands, except for per share amounts)              SEPTEMBER 30
                                                -------------------------------
                                                 1994                    1993
                                                 ----                    ----


INTEREST INCOME
  Loans                                        $13,825                 $11,326
                                               -------                 -------
  Investment securities:
    Taxable                                      9,181                   5,695
    Tax-Exempt                                     328                     326
                                               -------                 -------
                                                 9,509                   6,021
                                               -------                 -------
  Federal funds sold                                75                     272
                                               -------                 -------
                 TOTAL INTEREST INCOME          23,409                  17,619
                                               -------                 -------
INTEREST EXPENSE
  Savings deposits                               3,812                   3,219
  Time deposits                                  3,178                   2,060
  Short term borrowings                            608                      91
                                               -------                 -------
                TOTAL INTEREST EXPENSE           7,598                   5,370
                                               -------                 -------


NET INTEREST INCOME                             15,811                  12,249
                                               -------                 -------
PROVISION FOR POSSIBLE LOAN LOSSES               1,050                   1,050
                                               -------                 -------

NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE LOAN LOSSES                      14,761                  11,199

NON-INTEREST INCOME
  Trust department income                          152                     151
  Service charges on deposit accounts            2,260                   1,665
  Other                                            335                     586
                                               -------                 -------
                                                 2,747                   2,402
                                               -------                 -------
                                                17,508                  13,601
                                               -------                 -------

OPERATING EXPENSES
  Salaries                                       3,690                   3,163
  Employee benefits                              1,560                   1,106
  Net occupancy expense                            947                     704
  Equipment expense                                705                     562
  Other operating expenses                       3,247                   2,549
                                               -------                 -------
                                                10,149                   8,084
                                               -------                 -------

INCOME BEFORE INCOME TAXES                       7,359                   5,517
INCOME TAXES                                     2,819                   1,781
                                               -------                 -------
NET INCOME                                     $ 4,540                 $ 3,736
                                               =======                 =======


Earnings per share:
  Primary (Based on weighted average shares
    outstanding of 6,501,536 in 1994 and
    6,933,193 in 1993                          $   .65                 $   .54
                                               -------                 -------
  Fully Diluted (Based on weighted average
    shares outstanding of 7,229,347 in 1994)   $   .63                 $   .54
                                               =======                 =======
Earnings per share, adjusted for the 3 for 2
 stock split to be effective January 14, 1995:
   Primary (Based on weighted average shares
    outstanding of 9,752,304 in 1994 and
    10,399,789 in 1993)                        $   .44                 $   .36
                                               =======                 =======
   Fully diluted (Based on weighted average
    shares outstanding of 10,844,020 in 1994)  $   .42                 $   .36
                                               =======                 =======





See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
HUBCO, INC. and Subsidiaries
(in thousands)
                                                            Nine Months Ended
                                                               September 30
                                                        ------------------------

                                                        1994               1993
                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $12,231         $ 10,447
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Provision for possible loan losses                1,950            2,550
        Provision for depreciation and amortization       2,392            1,398
        Amortization of investment security premiums      1,395              925
        Accretion of investment security discount          (430)            (255)
        Deferred income taxes                               960              465
     (Increase) decrease in interest receivable            (178)           1,050
     Increase (decrease) in interest payable              1,011             (397)
     (Decrease) increase in accrued taxes and other
        liabilities                                      (3,387)           1,660
     (Increase) in other assets                          (6,851)          (1,011)
                                                        -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 9,093           16,832
                                                        -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of investment securities               -               61
   Proceeds from maturities of investment securities     79,483           47,676
   Net cash acquired from acquisitions                  117,407           43,134
   Net cash paid for acquisitions                       (26,660)            (227)
   Net decrease in loans                                 36,982           11,600
   Purchase of investment securities                   (195,054)         (99,605)
   Purchases of premises and equipment                   (8,758)          (3,518)
   (Increase) in other real estate                          870             (204)
                                                        -------          -------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                    4,270           (1,083)
                                                        -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in demand deposits,
     NOW accounts and savings accounts                  (30,924)          11,315
   Net decrease in certificates
     of deposit                                         (11,499)         (41,724)
   Net increase in federal funds
     purchased and securities sold under
     agreements to repurchase                            19,962            4,159
   Proceeds from subordinated debt offering              25,000                -
   New stock issue                                            -               20
   Cash dividends                                        (2,667)          (2,228)
   Purchase of treasury stock                            (5,298)              (6)
                                                        -------          -------
NET CASH (USED IN) FINANCING ACTIVITIES                  (5,426)         (28,464)
                                                        -------          -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          7,937          (12,715)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                $59,342          $61,700
                                                        -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $67,279          $48,985
                                                        =======          =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
    Interest                                             21,588           15,842
    Income taxes                                          5,240            6,522
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

     The Company earned net income of $12,231, or $1.84 per share, for the nine month period ended September 30, 1994, compared to $10,447, or $1.51 per share, for the same period in 1993. The increase in earnings of $1,784, or 17.1%, is primarily attributable to a 18.7% increase in net interest income, from $34,697 for the nine months ended September 30, 1993 to $41,186 for the same period in 1994. Earnings for the period were also improved by an increase in non-interest income of $976, or 15.2%, and by a decrease in the provision for possible loan losses of $600, or 23.5%. Partially offsetting these gains was an increase in operating expenses of $4,344, or 19.2%, and an increase in income taxes of $1,937, or 35.2%.

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

     Operating expenses for the nine-month period ended September 30, 1994 increased by $4,344 or 19.2% over the comparable period in 1993. Approximately $2,258, or 51.9% of the total increase, was in salaries and benefits, an increase of 18.4% for that category. This increase is primarily attributable to the additional personnel expense incurred as a result of the addition of the six Pilgrim branches for the additional six-month period ($398); four Polifly branches for a twenty-one-week period ($169); and eight Washington branches ($279); an increase in the 1994 performance bonus accrual based on increased earnings ($313); the provision for severance packages increased for the move of the deposit, mortgage servicing and the data processing operations ($218); and salary increases approximately 3.0% with the associated salary-related increases in payroll taxes.

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

                                                                          Pg. 12

     Other operating expenses increased by $1,396, or 21.0%, primarily attributable to acquisition-related items including the write-off of $652 of expenses associated with the Company's terminated merger agreement with Statewide Savings Bank, which resulted in an increase of $148 in acquisition costs over the comparable period in 1993. Other factors contributing to the increase include $296 in additional FDIC insurance premiums related to the acquired deposits, $701 intangible asset amortization related to the Polifly and Washington acquisitions, and $81 in additional telephone expense related to the new locations and the installation of voice mail and voice response telephone systems.

     Income taxes (state and federal) for the nine-month period ended September 30, 1994 increased by $1,937, or 35.2%, due to a 23.3% increase in net income before taxes, coupled with a change in the effective tax rate for the period from 34% in 1993 to 38% in 1994.

     For the three-month period ended September 30, 1994, the Company earned net income of $4,540, or $.65 per share, compared to $3,736, or $.54 per share, for the same period in 1993 and compared to $3,904 or $.60 per share, for the second quarter in 1994. Net interest income for the current three-month period increased by $3,562, or 29.1%, compared to the corresponding period in 1993 and by $2,815, or 21.7%, compared to the previous quarter ended June 30, 1994. In each case, the increased earnings are due to increases in the average net interest earning assets for the comparable three-month periods, an increase of 50 basis points in the prime rate in the middle of the current quarter, and the final repricing of the acquired Polify deposits at the end of the second quarter. Total non-interest income increased by $345, or 14.4%, to $2,747 for the three-month period ended September 30, 1994 compared to the same period last year and increased by $311, or 12.8%, from $2,436 for the three-month period ended June 30, 1994. The increases over both periods were primarily attributable to service charges on deposit accounts due to the expanded deposit volume created by the acquired deposits.

     In each income comparison, increased earnings were partially offset by increases in operating expenses. For the three-month period ended September 30, 1994, operating expenses increased by $2,065, or 25.5%, over the comparable period last year due primarily to an increase in salaries and benefits of $981, or 23.0%, resulting primarily from the additional personnel from the acquisitions. The 1994 additions of the four Polifly branches and the eight Washington branches also served to increase occupancy and equipment expenses for the current period by $243, or 34.5%, and $143, or 23.4%, respectively. Other operating expenses increased in the current three-month period by $699, or 27.4% over the comparable period last year, of which $546 represents the intangible asset amortization. The remaining increase is mainly due to increased FDIC premiums and other acquisition-related costs. Compared to the second quarter of 1994, the increase in operating expenses of $441, or 15.7% in the current three month period is entirely attributable to the amortization of the Polifly and Washington intangible assets.

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

                                                                          Pg. 13

                                          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                                            EQUITY: INTEREST RATES AND INTEREST DIFFERENTIALS
                                                             (In Thousands)


                                                                    Nine Months Ended September 30, 1994
                                            -------------------------------------------------------------------------------------

                                            Average                       Yield/             Average                       Yield/
                                            Balance        Interest        Rate              Balance       Interest         Rate
                                            -------        --------       ------             -------       --------        ------
ASSETS
Interest Earning Assets:
  Domestic Loans & Direct
  Lease Financing(1):
    Taxable                               $  569,300        $35,043         8.21%            $512,787        $32,263         8.39%
    Nontaxable                                 4,881            438        11.96                5,296            392         9.87
  Taxable Investment Securities              497,151         22,824         6.12              330,333         16,354         6.60
  Nontaxable Investment Securities            34,233          1,574         6.13               22,728          1,235         7.25
  Federal Funds Sold and
    Securities Purchased Under
    Agreements to Resell                      12,537            366         3.89               29,449            656         2.97
                                            ---------         ------                           -------         ------

Total Interest Earning Assets              1,118,102         60,245         7.18              900,593         50,900         7.54

Noninterest Earning Assets:
  Cash and Due From Banks                     53,157                                           39,619
  Premises and Equipment, Net                 22,650                                           17,456
  Accrued Interest Receivable                 10,609                                            8,247
  Other Assets                                16,868                                           10,898
Less Allowance for
  Possible Loan Losses                      ( 12,229)                                          (8,574)
                                          ----------                                         --------
            TOTAL                         $1,209,157                                         $968,239
                                          ==========                                         ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest Bearing Liabilities:
  Demand Deposits                         $  127,633      $   2,166         2.26%            $106,830      $   2,202         2.75%
  Savings Deposits                           435,902          7,721         2.36              335,602          6,636         2.64
  Time Deposits                              294,350          6,803         3.08              254,876          6,551         3.43
  Federal Funds Purchased and
    Securities Sold Under
    Agreements to Repurchase                  21,252            385         2.42               13,049            223         2.28
  Subordinated Notes                          23,810          1,259         7.05                    -              -          -
  Other                                        1,052             21         2.66                  973             22         3.01
                                             -------         ------                           -------         ------
Total Interest Bearing
Liabilities                                  903,999         18,355         2.71              711,330         15,634         2.93

Noninterest Bearing Liabilities:
  Demand Deposits                            214,735                                          178,065
  Other                                        7,586                                            6,584
                                           ---------                                          -------
                                           1,126,320                                          895,979
Stockholders' Equity                          82,837                                           72,260
                                          ----------                                         --------
            TOTAL                         $1,209,157                                         $968,239
                                          ==========                                         ========

Net Interest Earnings                                       $41,890                                          $35,266
                                                            =======                                          =======

Net Yield on Interest Earning Assets                                        5.00%                                            5.22%
                                                                            =====                                            =====

Tax-Equivalent Adjustments:
   Loans                                                    $   153                                           $  137
   Investment Securities                                        551                                              432
                                                            -------                                           ------
            TOTAL                                           $   704                                           $  569
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

                                                                          Pg. 14


                                       DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                                         EQUITY: INTEREST RATES AND INTEREST DIFFERENTIALS
                                                     (In Thousands of Dollars)

                                            Three Months Ended September 30, 1994            Three Months Ended September 30, 1993
                                            -------------------------------------            -------------------------------------
                                           Average                      Yield/                Average                      Yield/
                                           Balance       Interest        Rate                 Balance        Interest      Rate
                                           -------       --------       -----                 -------        --------      -----

ASSETS
Interest Earning Assets:
  Domestic Loans & Direct
  Lease Financing(1):
    Taxable                                 $668,509        $13,735         8.22%            $540,738        $11,240         8.31%
    Nontaxable                                 4,679            138        11.80                5,004            132        10.55
  Taxable Investment Securities              592,193          9,181         6.20              358,913          5,695         6.35
  Nontaxable Investment Securities            33,101            505         6.10               28,865            502         6.96
  Federal Funds Sold and
    Securities Purchased Under
    Agreements to Resell                       5,543             75         5.41               35,804            272         3.04
  Other                                           --              -           --                  -               -            -
                                            --------        -------                            ------        -------

Total Interest Earning Assets              1,304,025         23,634         7.25              969,324         17,841         7.36

Noninterest Earning Assets:
  Cash and Due From Banks                     59,064                                           46,482
  Premises and Equipment, Net                 28,322                                           18,300
  Accrued Interest Receivable                 13,350                                            8,861
  Other Assets                                26,226                                           11,360
Less Allowance for Possible Loan Losses      (14,937)                                          (9,477)
                                            --------                                         --------
            TOTAL                         $1,416,050                                       $1,044,851
                                          ==========                                       ==========


LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest Bearing Liabilities:
  Demand Deposits                           $108,213         $  589         2.18%            $126,917         $  862         2.72%
  Savings Deposits                           535,216          3,223         2.41              365,487          2,357         2.58
  Time Deposits                              384,296          3,178         3.45              252,146          2,060         3.27
  Federal Funds Purchased and
    Securities Sold Under
    Agreements to Repurchase                  21,089            152         2.88               14,682             83         2.26
    Subordinated Notes                        25,000            449         7.18                   --             --           --
    Other                                       1200              7         2.33                1,005              8         3.18
                                           ---------        -------                          --------        -------
Total Interest Bearing
Liabilities                                1,075,014          7,598         2.83              760,237          5,370         2.83

Noninterest Bearing Liabilities:
  Demand Deposits                            235,434                                          202,673
  Other                                        9,118                                            6,859
                                            --------                                          -------
                                           1,319,566                                          969,769
Stockholders' Equity                          96,484                                           75,082
                                            --------                                         --------
            TOTAL                         $1,416,050                                       $1,044,851
                                          ==========                                       ==========

Net Interest Earnings                                       $16,036                                          $12,471
                                                            =======                                          =======

Net Yield on Interest Earning Assets                                        4.92%                                            5.15%
                                                                            =====                                            =====

Tax-Equivalent Adjustments:
   Loans                                                     $   48                                           $   46
   Investment Securities                                        177                                              176
                                                            -------                                           ------
            TOTAL                                           $   225                                           $  222
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
                                            =======       =======      ========          =======         =====             ======



                                                                          Pg. 16


FINANCIAL CONDITION


     Total assets at September 30, 1994 increased by $364,987, or 35.0%, over December 31, 1993 as a result of the issuance of $25,000 in subordinated debt and the purchase of Polifly in May and Washington on July 1, 1994. The Washington purchase also served to increase total assets over June 30, 1994 by $240,524 or 20.6%. In connection with the Polifly acquisition the Company, through its wholly-owned subsidiary Hudson United Bank, assumed deposits of approximately $104.4 million, received $104.0 million in cash and cash equivalents, and acquired $.5 million in loans and $1, in other liabilities. The Company paid $6.2 million in settlement of the transaction. In connection with the Washington acquisition the Company assumed deposits of approximately $237.8 million, received $7.1 million in cash and cash equivalents, and acquired $89.9 million in securities and $160.9 million in loans. The Company paid approximately $41.1 million in cash and stock in settlement of the transaction.


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


     Other assets increased from $6,648 at December 31, 1993 to $20,236 at September 30, 1994 -- an increase of $13,588, or 204.4%. The increase is primarily attributable to the intangible assets established for the Polifly transaction ($5,717), and also for the Washington transaction ($4,486), accounts receivable related to the settlement with World Bank on the Polifly acquisition ($1,052), and an increase in the Company's deferred tax assets.


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


                                 HUBCO, Inc.




    December 7, 1994                        KENNETH T. NEILSON
    -----------------                       ------------------------------------
    Date                                    Kenneth T. Neilson
                                            President & Chief Executive Officer




    December 7, 1994                        EUGENE V. MALINOWSKI
    -----------------                       ------------------------------------
    Date                                    Eugene V. Malinowski
                                            Chief Financial Officer