Form 10-Q/A
period 1994-09-30
HUBCO INC
filed 1994-12-21
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                  FORM 10-Q/A

                                Amendment No. 2

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



    December 20, 1994                       KENNETH T. NEILSON
    -----------------                       ------------------------------------
    Date                                    Kenneth T. Neilson
                                            President & Chief Executive Officer




    December 20, 1994                       EUGENE V. MALINOWSKI
    -----------------                       ------------------------------------
    Date                                    Eugene V. Malinowski
                                            Chief Financial Officer