Form 10-K
HUBCO INC
filed 1995-03-31
CIK 703559

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  ------------

                                   FORM l0-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended December 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from ______________ to ___________________

                         Commission file number 0-l0699

                                  HUBCO, INC.
                              -------------------
             (Exact name of registrant as specified in its Charter)

                   New Jersey                                   22-2405746
                 --------------                             ------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.

             1000 MacArthur Blvd.
              Mahwah, New Jersey                                   07430
                 --------------                             ------------------
     (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (201) 236-2600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         Common Stock, no par value                Series A Preferred Stock
               --------------                           --------------
              (Title of Class)                         (Title of Class)

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 16, 1995 was $141,613,394.

         The number of shares of Registrant's Common Stock, no par value, outstanding as of March 16, 1995 was 9,750,233.

===============================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                Part(s) Into
        Documents                            Which Incorporated
      -------------                         ---------------------
 Registrant's Annual Report to                     Part I
 Shareholders for the fiscal year                  Part II
 ended December 31, 1994 ("HUBCO's
 1994 Annual Report"), pages 6
 through 36

 Registrant's Proxy Statement which
 is expected to be filed within 120
 days of fiscal year-end 1994 to be
 used in connection with the Annual
 Meeting of Shareholders which is
 anticipated to be held June 1,
 1995 (HUBCO's Proxy Statement for
 its 1995 Annual Meeting) under the
 captions "Proposal 2--Election of
 Directors", "Executive
 Compensation", "Stock Ownership of
 Management and Principal
 Shareholders", "Compensation
 Committee Interlocks and Insider
 Participation" and "Certain
 Transactions with Management".
 Notwithstanding the foregoing, the
 information contained in HUBCO's
 Proxy Statement for its 1995 Annual
 Meeting pursuant to Items 402(k) and
 402(1) of Regulation S-K is not
 incorporated by reference and is not
 to be deemed part of this report.                 Part III

          With the exception of information specifically incorporated by reference, HUBCO's 1994 Annual Report and HUBCO's Proxy Statement for its 1995 Annual Meeting are not to be deemed part of this report.

                                  HUBCO, INC.

                            Form l0-K Annual Report
                  For The Fiscal Year Ended December 31, 1994

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

     Since October 1990, HUBCO has engaged in a series of acquisitions, which are briefly described below. As of the filing of this Form 10-K, the Company has two substantial acquisitions pending. In November 1994, the Company and the Bank agreed to acquire Jefferson National Bank ("Jefferson") under an Agreement and Plan of Merger (the "Agreement"), pursuant to which Jefferson will merge with and into Hudson United Bank. Under the terms of the Agreement, Jefferson shareholders will receive 2.844 shares of HUBCO Common stock for each share of Jefferson Common stock which they own, subject to certain collar provisions which will apply in the event that HUBCO's average selling price (during a specific period prior to the effective date of the merger) falls below or increases above a specified range and subject to adjustment for certain other events. The transaction will result in the issuance of approximately 610,000 new shares. At December 31, 1994, Jefferson reported total assets, deposits and stockholders equity of $91,647,000, $85,376,000 and $5,445,000, respectively. The transaction is subject to, among other things, Jefferson stockholders' and various regulatory approvals. The acquisition will be accounted for using the pooling of interests method of accounting and is expected to be finalized prior to April 30, 1995.

     On February 14, 1995, the Company entered into a definitive agreement with Urban National Bank ("Urban") pursuant to which Urban will be merged with and into the Bank. Under the terms of the agreement, shareholders of Urban will receive 2.17 shares of HUBCO common stock in exchange for each of the 984,372 Urban shares outstanding, subject to adjustment in certain circumstances. The exchange ratio will be adjusted downward in the event that the Closing Shareholders' Equity of Urban, as defined in the agreement, falls below $11,795,000. The agreement further provides that Urban may terminate the transaction in the event that the exchange ratio, as adjusted, is less than 2.0, the Average Closing Price of HUBCO common stock, as defined in the agreement, is less than $12.75 per share, or if the exchange ratio multiplied by the Average Closing Price of the HUBCO common stock yields an amount less than $26.65. At December 31, 1994 Urban reported total assets, deposits and stockholders' equity of $241,324,000, $206,435,000 and $11,795,000, respectively. Consummation of the merger is subject to several conditions, including that the transaction qualify as a pooling of interests for accounting purposes and that the parties receive all necessary regulatory approvals.

     The Company's acquisition philosophy is to seek in-market or contiguous market opportunities which can be accomplished with little dilution to earnings. Since October 1990, the Company has acquired the assets and liabilities of nine institutions, adding to its assets and liabilities a total of $1,231.8 million in assets and $1,188.1 million in liabilities and expanding its branch network from 15 branches to 45 branches. Over 60% of these assets and liabilities were acquired through government assisted transactions which allow the Bank to reprice deposits, review loans and purchase only those loans which meet its underwriting criteria. The balance of the assets and liabilities were acquired in traditional negotiated private transactions which the Company believes present a different level of risk than the risk presented in government assisted transactions.

     Summary of Acquisitions

     The following chart summarizes the acquisitions undertaken by the Company since October 1990:


                                                                                          DEPOSITS           LOANS
                                                      GOVERNMENT       PREMIUM           ASSUMED          PURCHASED        BRANCHES
INSTITUTION                                            ASSISTED         PAID           (IN MILLIONS)     (IN MILLIONS)     ACQUIRED
-----------                                           ---------        -------         -------------     -------------     --------
Mountain Ridge State Bank ........................       Yes         $   325,000           $ 47.0            $ 12.0            1
Meadowlands National Bank ........................       No          $   415,000(1)        $ 35.5            $ 22.1            3
Center Savings and Loan Association ..............       Yes         $    10,000           $ 89.9            $ 78.6            1
Irving Savings and Loan Association ..............       Yes         $     5,000           $161.1            $ 62.4            5
Broadway Bank and Trust Company ..................       Yes         $ 3,406,000           $345.7            $  9.5            8
Pilgrim State Bank ...............................       No          $ 6,000,000(2)        $122.9            $ 46.7            6
Polifly Savings Bank .............................       Yes         $ 6,180,000           $104.4            $   .5            4
Washington Savings Bank ..........................       No          $40,500,000(3)        $237.8            $168.5            8
Shoppers Charge Accounts .........................       No          $16,300,000(4)            --            $ 55.6           --

----------
(1) Represents the purchase price paid to the shareholders of Meadowlands National Bank.

(2) Represents the amount paid as purchase price to Ramapo, the owner of the assets immediately prior to closing.

(3) Represents the purchase price paid to the shareholders of Washington Savings Bank.

(4) Represents the purchase price paid to the shareholders of the Shoppers Charge Accounts Co.

     The Company's profitability and its financial condition may be significantly impacted by the continuing implementation of its acquisition strategy and by the consummation of the acquisition of Jefferson and the acquisition of Urban.

     The Company intends to continue to seek acquisition opportunities that arise in its market area. There can be no assurance that the Company will be able to acquire additional financial institutions or, if additional financial institutions are acquired, that these acquisitions will be managed successfully to enhance the profitability of the Company.

         On November 8, 1993, the Company's Board of Directors authorized a stock repurchase plan and authorized management to repurchase up to 10% of its outstanding common stock per year beginning immediately. At that time, the Company had approximately 6.9 million shares outstanding. As of March 1, 1995, the Company had repurchased 572,081 shares at a cost of $12,498,898, of which 48,600 shares have been reissued by the Company as awards under its restricted stock plan.

     On January 14, 1994, the Company sold $25 million aggregate principal amount of subordinated debt in a private placement. The subordinated debentures bear interest at 7.75% per annum payable semi-annually. The debentures mature in 2004 (i.e., ten years after the date of original issuance) and payment of the principal of the debentures may be accelerated only upon the bankruptcy or insolvency of the Company or its major banking subsidiary. The debt was issued under an indenture intended to comply with the terms and conditions of the Trust Indenture Act of 1939 and the Company registered the subordinated debt with the SEC in May 1994, in an exchange offer for registered securities. The subordinated debt has been structured to comply with the current rules of the Board of Governors of the Federal Reserve System regarding debt which will qualify as Tier 2 capital under the FRB capital adequacy rules. It may also be invested in the banking subsidiary as Tier I capital. The Company sold the debt as part of a long term strategy to raise capital and did not need the additional capital or funds raised to pay for existing acquisitions. The Company intends to use the net proceeds from the sale of the subordinated debt for general corporate purposes, including investments in and advances to the Company's subsidiaries, and for financing possible future acquisitions of deposits and banking assets. Pending such use, the Company or its subsidiaries may temporarily invest the net proceeds in investment grade securities.

     In April 1994, the Company finalized its purchase of a new corporate headquarters in Mahwah, New Jersey. The 64,350 square foot facility was renovated during the year and, as of March 1995, houses the executive offices of the Company and the Company's data processing subsidiary.

     Other Subsidiaries

     HUBCO has a second directly-owned subsidiary called HUB Financial Services, Inc., a data processing subsidiary formed in January 1983, which had primarily serviced automobile and equipment leases for Hudson United Bank, on a fee basis. In May 1994, the Bank's deposit service and MIS functions were transferred to HUB Financial Services, Inc, which will service the Bank's data processing and check processing needs and will offer its services to smaller banks in the New York and New Jersey area.

     In 1984, Hudson United Bank established a subsidiary corporation in Delaware to manage a portion of its investment portfolio and had contributed $20,033,509 of its investment portfolio to the corporation as of December 31, 1992. In February 1993, the assets of the Delaware Corporation were transferred up to its parent, Hudson United Bank, in the form of a dividend and the subsidiary was dissolved. In 1987, Hudson United Bank established a subsidiary corporation in New Jersey to manage a portion of its investment portfolio and to operate under state tax law as an investment company. As of December 31, 1994, $378,489,114 of the Bank's investment portfolio is being managed by the New Jersey corporation. Hudson United Bank also owns an inactive subsidiary, Lafayette Development Corp.

     Unionization of Hudson United Bank

         Hudson United Bank is administratively divided into four administrative regions: the Bergen, Hudson, Passaic and Essex regions. Thirteen branches, primarily in the Hudson region, of Hudson United Bank are unionized. Local 153 of the Office and Professional Employees International Union represents the Bank's clerical staff in the Southern Division's bargaining unit. In February 1993, a three-year collective bargaining agreement was negotiated which provides for a modest increase in wages, an increase in hours of employment, contributions towards the cost of providing health care benefits and an increase in the annual pension benefit for employees with more than three years of service who were employed as of March 1, 1990. Currently, approximately 56% of the employees in the bargaining unit are members of the union. The collective-bargaining agreement expires February 28, 1996.

     Regulatory Matters

     There are a variety of statutory and regulatory restrictions governing the relations among HUBCO and its subsidiaries:

     Capital Adequacy Guidelines

     Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines, which became effective on February 15, 1989 and were fully phased-in on December 31, 1992. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with that category. As of December 31, 1992, minimum risk-based capital to risk based assets ratio of 8.00% must be attained. At least one half of an institution's total risk based capital must consist of Tier 1 capital, and the balance may consist of Tier 2, or supplemental, capital. Tier 1 capital consists primarily of common stockholder's equity along with preferred or convertible preferred stock, minus goodwill. Tier 2 capital consists of an institution's allowance for loan and lease losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for loan and lease losses which is considered Tier 2 capital is limited to l.25% of an institution's risk-based assets. As of December 31, 1994, HUBCO's total risk-based capital ratio was 16.71% consisting of a Tier 1 ratio of 12.08% and a Tier 2 ratio of 4.63%. Both ratios exceed the requirements under these regulations.

     In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier l capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-to-200 basis points above the 3% minimum. As of December 31 1994, HUBCO had a leverage capital ratio of 6.54%.

     The FDIC also imposes risk based and leverage capital guidelines on Hudson United Bank. These guidelines and the ratios to be met are substantially similar to those imposed by the Federal Reserve Board. If a bank does not satisfy the FDIC's capital requirements, it will be deemed to be operated in an unsafe and unsound manner and will be subject to regulatory action. As of December 31, 1994, Hudson United Bank had a risk weighted capital ratio of 12.75% and a leverage capital ratio of 5.96%. These ratios exceed the requirements under the FDIC regulations.

     See also "Management's Discussion and Analysis of Financial Condition and Results of Operation--Capital".

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

     In general, the Federal Reserve Board, under its regulations and the Bank Holding Company Act, regulates the activities of bank holding companies and non-bank subsidiaries of banks. The regulation of the activities of banks, including bank subsidiaries of bank holding companies, generally has been left to the authority of the supervisory government agency, which for Hudson United Bank is the Federal Deposit Insurance Corporation ("FDIC") and the New Jersey Department of Banking (the "Department").

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

     FDICIA

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

     Interstate Banking and Branching Act

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") passed by Congress and signed into law on September 29, 1994, significantly changed interstate banking rules. Pursuant to the Interstate Banking and Branching Act, a bank holding company will be able to acquire banks in states other than its home state beginning September 29, 1995, regardless of applicable state law. Until such provisions are effective, interstate acquisitions by bank holding companies will continue to be subject to current state law restrictions.

     The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, a state may "opt-in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank.

     The New Jersey legislature is presently examining whether it will opt-in with respect to earlier interstate banking and branching, as well as whether it will authorize de novo branching and the entry into New Jersey of foreign banks. New Jersey law presently prohibits foreign banks from entering New Jersey unless the foreign bank first acquired a domestic bank in another state.

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Bank cannot be determined at this time.

     The deposits of the Bank are insured up to applicable limits by the FDIC. The Bank is subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF") of the FDIC on 85.9% of its deposits and subject to deposit insurance assessments to maintain the Savings Association Insurance Fund (the "SAIF") for 14.1% of its deposits. As of January 1, 1993, the FDIC began a risk-based insurance assessment system. This approach is designed to ensure that a banking institution's insurance assessment is based on three factors: the probability that the applicable insurance fund will incur a loss from the institution; the likely amount of the loss; and the revenue needs of the insurance fund. Management believes that the provision of FDICIA and the risk-based insurance assessment will not have a material effect upon the financial position of HUBCO.

     Source of Strength Doctrine

     According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Furthermore, in the event of a loss suffered or anticipated by the FDIC--either as a result of default of a bank subsidiary of the Company or related to FDIC assistance provided to the subsidiary in danger of default--the other bank subsidiaries of the Company may be assessed for the FDIC's loss, subject to certain exceptions.

     (b) Industry Segments.

     The Registrant has one industry segment -- commercial banking.

     (c) Narrative Description of Business.

     HUBCO exists primarily to hold the stock of its subsidiaries. During 1994, HUBCO had two directly-owned subsidiaries -- Hudson United Bank and HUB Financial Services, Inc. In addition, HUBCO, through Hudson United Bank, indirectly owns two additional subsidiaries. The historical growth of, and regulatory scheme affecting, each of HUBCO's direct and indirect subsidiaries is described in Item 1(a) above, which is incorporated herein by reference.

     HUBCO is a legal entity separate from its subsidiaries. The stock of the Bank is HUBCO's principal asset. Dividends from Hudson United Bank are the primary source of income for HUBCO. As explained above in Item 1(a), legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Bank to HUBCO.

     Hudson United Bank currently maintains its head office in Mahwah, New Jersey. The Bank operates out of 45 offices in six northern New Jersey counties. Of these offices, all but one are located in the northern New Jersey counties of Bergen, Essex, Hudson, Morris and Passaic. One other branch is located in Dunellen, Middlesex County, New Jersey. In April 1994, HUBCO purchased a 64,350 square foot building in Mahwah, New Jersey to serve as its new corporate headquarters. As of March 1995, the facility houses the executive offices of HUBCO and the Company's data processing subsidiary, which will service the Bank's data processing and check processing needs and will offer its services to smaller banks in the New York and New Jersey area.

     At December 31, 1994, HUBCO through its subsidiaries had deposits of $1,199,733,236, net loans of $715,946,378 and total assets of $1,377,122,486.
HUBCO ranked 8th among New Jersey commercial banks and bank holding companies in terms of asset size as of December 31, 1994.

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

     Hudson United Bank offers a variety of trust services. At December 31, 1994, the Trust Department had approximately $103,000,000 of assets under management or in its custodial control.

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

     HUBCO and its subsidiaries had 571 full-time employees and 108 part-time employees as of December 31, 1994, compared to 400 full-time and 87 part-time employees at the end of 1993.

     (d) Financial Information about foreign and domestic operations and export sales.

     Not Applicable

     (e) Executive Officers of the Registrant

     The following table sets forth certain information as to each executive officer of HUBCO who is not a director.

  Name, Age and
  Position with               Officer of              Principal Occupation
     HUBCO                   HUBCO Since             During Past Five Years
  -------------              -----------             ----------------------
D. Lynn Van Borkulo-            1988         Executive Vice President, Hudson
Nuzzo, 45                                    United Bank, Corporate Secretary,
                                             HUBCO.

Christina L. Maier, 41           1987        Assistant Treasurer of HUBCO and
                                             Senior Vice President and
                                             Controller of the Bank.

     (f) Statistical Disclosure Required Pursuant to Securities Exchange Act, Industry Guide 3.

     The statistical disclosures for a bank holding company required pursuant to Industry Guide 3 are contained in HUBCO's 1994 Annual Report on pages 8-10 and 14-17, and on the following pages of this Report on Form 10-K:

                                                        PAGES(S) OF
                     ITEM OF GUIDE 3                    THIS REPORT
                     ---------------                    -----------

 II.  Investment Portfolio ..........................       16

III.  Loan Portfolio ................................      17-19

 IV.  Summary of Loan Loss Experience ...............      20-21

  V.  Deposits ......................................       22

 VI.  Return on Equity and Assets ...................       23

VII.  Short-Term Borrowings .........................      24-25

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3--ITEM II

                              INVESTMENT PORTFOLIO

                    Book Value at End of Each Report Period



                                                    December 31,
                                           ----------------------------------
                                           1994           1993           1992
                                           ----           ----           ----
                                                (In Thousands of Dollars)

U.S. Treasury and Other U.S.
  Government Agencies and
  Corporations .....................     $497,874       $391,098       $291,377
State and Political Subdivisions ...       23,730         25,652         16,068
Other Securities ...................        5,958          4,833         14,424
Common Stock .......................        9,667          5,102            592
Preferred Stock ....................            0              0             61
                                         --------       --------       --------
     TOTAL .........................     $537,229       $426,685       $322,522
                                         ========       ========       ========

    Maturities and Weighted Average Yield at End of Latest Reporting Period


                                                                                 MATURING
                                           -----------------------------------------------------------------------------------

                                                                     After One But        After Five But
                                            Within One Year        Within Five Years     Within Ten Years      After Ten Years
                                           ------------------      -----------------     ----------------      ----------------
                                           Amount       Yield       Amount   Yield        Amount    Yield       Amount    Yield
                                           ------       -----       ------   -----        ------    -----       ------    -----
U.S. Treasury and other U.S.
 Government Agencies and
 Corporations .........................   $43,799       6.55%      $352,462   6.39%      $40,373    6.43%      $61,362     6.10%
States and Political Subdivisions .....    15,886       5.40          3,092   9.33         2,248    8.23         2,667     9.91
Other Securities ......................     1,005       9.18          2,872   8.61           796    4.16         1,000     8.85
Common Stock ..........................     9,667       2.01            --     --            --      --            --       --
Preferred Stock .......................       --         --             --     --            --      --            --       --
                                          -------       ----       --------   ----       -------    -----      -------     ----
   TOTAL .............................    $70,357       5.70%      $358,426   6.43%      $43,417    6.48%      $65,029     6.30%
                                          =======       ====       ========   ====       =======    ====       =======     ====


     Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.

                          HUBCO, Inc. and Subsidiaries

                           S.E.C. GUIDE 3--ITEM III

                                 LOAN PORTFOLIO


                 Types of Loans At End of Each Reported Period

                                                                           December 31,
                                           ------------------------------------------------------------------------
                                              1994              1993           1992            1991           1990
                                              ----              ----           ----            ----           ----
Commercial, Financial,
 and Agricultural ....................     $ 80,019           $119,563       $129,550        $132,090       $118,734
Real Estate--Construction ............        7,326              7,117          3,777           3,108          7,422
Real Estate--Mortgage ................      524,656            330,018        298,995         257,064        157,558
Installment ..........................      118,633             77,945         86,903          77,334         86,766
Lease Financing ......................        2,726                122          1,644           6,158         14,258
Foreign ..............................         --                 --             --              --             --
                                           --------           --------       --------        --------       --------
    TOTAL ............................     $733,360           $534,765       $520,869        $475,754       $384,738
                                           ========           ========       ========        ========       ========

                          HUBCO, Inc. and Subsidiaires

                           S.E.C. GUIDE 3--ITEM III
                                 LOAN PORTFOLIO

     The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1994. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

            Maturities and Sensitivity to Changes in Interest Rates

                                                             MATURING
                                             ------------------------------------------
                                                            After One            After
                                             Within         But Within           Five
                                            One Year        Five Years           Years            Total
                                            --------        ----------          ------           --------
Commercial, Financial,
 and Agricultural ....................      $ 65,005           $ 3,603          $   171          $ 68,779
Real Estate Construction .............         6,881               445            -0-               7,326
Real Estate--Mortgage ...............         73,766            25,599           19,259           118,624
                                            --------           -------          -------          --------
   TOTAL .............................      $145,652           $29,647          $19,430          $194,729
                                            ========           =======          =======          ========


                                                     INTEREST SENSITIVITY
                                                   -------------------------
                                                   Fixed            Variable
                                                   Rate               Rate
                                                  -------           -------
     Due After One But Within Five Years ..       $23,111           $ 6,535
     Due After Five Years .................        18,970               461
                                                  -------           -------
        TOTAL .............................       $42,081           $ 6,996
                                                  =======           =======

                          HUBCO, Inc. and Subsidiaries
                           S.E.C. GUIDE 3--ITEM III
                                 LOAN PORTFOLIO


                  Nonaccrual, Past Due and Restructured Loans

                                                                        December 31,
                                        ---------------------------------------------------------------------------
                                        1994              1993             1992              1991              1990
                                        ----              ----             ----              ----              ----
                                                                  (In Thousands of Dollars)
Loans accounted for on
  a nonaccrual basis ..............    $9,917            $5,534           $4,248            $4,160            $8,224

Loans contractually past
  due 90 days or more as
  to interest or principal
  payments ........................     2,199             1,443            1,409             1,181               894

Loans whose terms have been
 renegotiated to provide a
 reduction or deferral of
 interest or principal because
 of a deterioration in the
 financial position of
 the borrower .....................       539             2,177            2,257             3,527               808


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

     At December 31, 1994 and 1993, there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. of Guide 3.

                          HUBCO, Inc. and Subsidiaires

                            S.E.C. GUIDE 3--ITEM IV

                        SUMMARY OF LOAN LOSS EXPERIENCE

     The following is a summary of the activity in the allowance for possible loan losses, broken down by loan category:


                                                                               Year Ended December 31,
                                                         -------------------------------------------------------------------
                                                           1994           1993          1992           1991           1990
                                                           ----           ----          ----           ----           ----
Amount of Loans Outstanding at End of Year ........      $733,360       $534,765      $520,869       $475,754       $384,738
                                                         ========       ========      ========       ========       ========
Daily Average Amount of Loans .....................      $587,182       $529,340      $520,305       $414,667       $375,123
                                                         ========       ========      ========       ========       ========
Balance of Allowance for Possible
  Loan Losses at Beginning of Year ................      $ 10,811       $  7,605      $  6,698       $  5,232       $  3,012
Loans Charged Off:
  Commercial, Financial and Agricultural ..........          (190)          (637)       (4,622)        (2,038)          (338)
  Real Estate--Construction .......................           --             --            --             --             --
  Real Estate--Mortgage ...........................        (5,701)          (138)         (227)          (237)           (70)
  Installment .....................................          (201)          (283)         (337)          (336)          (820)
  Lease Financing .................................           (13)          (122)         (355)          (364)        (1,100)
                                                        ----------       --------     ---------      ---------      ---------
Total Loans Charged Off ...........................        (6,105)        (1,180)       (5,541)        (2,975)        (2,328)
                                                        ----------      ---------     ---------      ---------      ---------

Recoveries of Loans Previously Charged Off:
  Commercial, Financial and Agricultural ..........           531            141           609            185             40
  Real Estate--Construction .......................          --             --            --             --             --
  Real Estate--Mortgage ...........................           129             59             8           --             --
  Installment .....................................           104            104            57            120             93
  Lease Financing .................................            41             82           158            337            265
                                                         --------       --------      --------       --------       --------
Total Recoveries ..................................           805            386           832            642            398
                                                         --------       --------      --------       --------       --------
Net Loans Charged Off .............................        (5,300)          (794)       (4,709)        (2,333)        (1,930)
Provision Charged to Expense ......................         3,000          3,600         4,116          2,312          4,150
Additions Acquired Through Acquisitions ...........         4,717            400         1,500          1,487           --
                                                         --------       --------      --------       --------       --------
Balance at End of Year ............................      $ 13,228       $ 10,811      $  7,605       $  6,698       $  5,232
                                                         ========       ========      ========       ========       ========
Ratios
   Net Loans Charged Off to Average Loans
    Outstanding ...................................           .90%           .15%          .91%           .58%           .54%
Allowance for Possible Loan Losses to Average
 Loans Outstanding ................................           2.3%           2.0%          1.5%           1.6%           1.4%


                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3--ITEM IV

                        SUMMARY OF LOAN LOSS EXPERIENCE

                 ALLOWANCE FOR POSSIBLE LOAN LOSSES ALLOCATION



                                December 31, 1994             December 31, 1993             December 31, 1992
                              ---------------------         ---------------------        ----------------------
                                        % of Loans                    % of Loans                    % of Loans
                                          In Each                       In Each                       In Each
                                        Category To                   Category To                   Category To
                              Amount    Total Loans         Amount    Total Loans        Amount     Total Loans
                              ------    -----------         ------    -----------        ------     -----------
Applicable To:

Domestic, Commercial
  Financial and
  Agricultural ...........  $ 2,349         12.99%           $3,693        22.36%          $3,288       24.87%

Real Estate --
  Construction ...........       55         1.00                 86         1.33              187         .73

Real Estate --
  Mortgage ...............    3,346        69.65              2,896        61.71            1,010       57.40

Installment ..............      256         6.86                469        14.58            1,114       16.68

Lease Financing ..........       10          .29                 31          .02              125         .32

Credit Card
  Financing ..............      235         9.21               --           --               --          --

Foreign ..................     --           --                 --           --               --          --

Unallocated ..............    6,977         N/A               3,636          N/A            1,881         N/A
                            -------       ------             ------       ------           ------      ------
   TOTAL .................  $10,811       100.00%            $7,605       100.00%          $6,698      100.00%



                               December 31, 1991        December 31, 1990
                             --------------------     ---------------------
                                      % of Loans                % of Loans
                                        In Each                  In Each
                                      Category To               Category to
                             Amount   Total Loans     Amount    Total Loans
                             ------   -----------     ------    -----------
Applicable To:

Domestic, Commercial
  Financial and
  Agricultural .........    $3,349      27.77%        $1,716       27.57%

Real Estate --
  Construction .........       335        .65            650        1.93

Real Estate --
  Mortgage .............     1,005      54.03            523       40.95

Installment ............       670      16.26          1,308       22.55

Lease Financing ........       335       1.29            785        3.71

Credit Card
  Financing ............       --         --             --          --

Foreign ................       --         --             --          --

Unallocated ............     1,004        N/A            250         --
                            ------    -------         ------     -------
   TOTAL ...............    $5,232    100.00%         $3,012     100.00%



     The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the date indicated.

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3--ITEM V

                                    DEPOSITS

     The following table sets forth average deposits and average rates for each of the years indicated.


                                                  Year Ended December 31,
                            ---------------------------------------------------------------------
                                    1994                     1993                     1992
                            --------------------      -----------------         -----------------
                            Amount          Rate      Amount       Rate         Amount       Rate
                            ------          ----      ------       ----         ------       ----
                                                   (In Thousands of Dollars)

Domestic Bank Offices:

  Non-interest-bearing
    demand deposits ..   $  215,573                  $185,848                  $152,397

  Interest-bearing
    demand deposits ..      146,722         2.76%     112,836      2.74%         97,494      3.34%

  Savings deposits ...      451,410         2.52      342,540      2.58         278,925      3.26

  Time deposits ......      297,903         2.69      251,128      3.37         303,029      4.54

Foreign bank offices .         --                        --                        --
                         ----------                  --------                  --------
         TOTAL .......   $1,111,608                  $892,352                  $831,845
                         ==========                  ========                  ========


     Maturities of time certificates of deposit and other time deposits of $100,000 or more issued by domestic offices, outstanding at December 31, 1994 are summarized as follows:

                                        Time Certificates              Other Time
                                          of Deposit                    Deposits                 Total
                                        -----------------              ----------              --------
                                                               (In Thousands of Dollars)
3 months or less .....................      $29,052                      $ --                   $29,052
Over 3 through 6 months ..............        7,545                        --                     7,545
Over 6 through l2 months .............        8,331                        --                     8,331
         TOTAL .......................      $44,928                      $                      $44,928
                                            =======                      ====                   =======

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3--ITEM VI

                          RETURN ON EQUITY AND ASSETS

                                                     Year Ended December 31,
                                                   --------------------------
                                                   1994       1993       1992
                                                   ----       ----       ----

Return on Average Assets ......................    1.35%      1.44%      1.05%

Return on Average Equity ......................   19.44      19.34      17.38

Dividend Payout Ratio .........................   20.74      23.00      25.04

Average Equity to Average
  Assets Ratio ................................    6.93       7.44       6.04


                          HUBCO, Inc. and Subsidiaries

                           S.E.C. GUIDE 3--ITEM VII

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

                                   Federal Funds
                                   Purchased and
                                  Securities Sold
                                  Under Agreement    Other Short-
                                   to Repurchase   Term Borrowings
                                   -------------   ---------------
                                     (In Thousand of Dollars)
Year ended December 31:

        1994 ...................      $30,353        $ 1,000

        1993 ...................       19,629          1,000

        1992 ...................       14,133          1,000

Weighted average interest
  rate at year end:

        1994 ...................         4.23%          5.21%

        1993 ...................         2.50           2.95

        1992 ...................         2.92           3.05


Maximum amount outstanding
  at any month's end:

        1994 ...................      $45,246       $ 1,000

        1993 ...................       29,269         1,000

        1992 ...................       17,010         1,000

Average amount outstanding
  during the year:

        1994 ...................      $22,798      $ 2,723

        1993 ...................       14,603          938

        1992 ...................       14,500          928

                                   Federal Funds
                                   Purchased and
                                  Securities Sold
                                  Under Agreement    Other Short-
                                   to Repurchase   Term Borrowings
                                   -------------   ---------------
                                     (In Thousand of Dollars)
Weighted average interest
  rate during the year:

        1994 ...................      2.44%            4.22%

        1993 ...................      2.28             3.09

        1992 ...................      3.31             4.00


ITEM 2. PROPERTIES

     The corporate headquarters of HUBCO is located in a three story facility in Mahwah, New Jersey. The building is approximately 64,350 square feet and houses the executive offices of the Company and its subsidiaries. The main office of Hudson United Bank is located in the former corporate headquarters, a four story facility in Union City, New Jersey, which is owned by Hudson United Bank. Hudson United Bank occupies 44 additional branch offices, of which 23 are owned and 21 are leased.

     All leased properties have rental payments at or below fair market value. Of the 21 properties leased, two have renewal options for terms of five to fifteen years. The remaining nineteen locations have expiration dates ranging from 1996-2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Shareholders of HUBCO during the fourth quarter of 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     As of December 31, 1994, HUBCO had approximately 1,622 shareholders.

     HUBCO's common stock was listed on the American Stock Exchange during 1992. Effective March 1, 1993, HUBCO is listed on the Nasdaq National Market. The following represents the high and low sale prices from each quarter during the last two years. The numbers have been restated to reflect a 10% stock dividend paid by HUBCO on June 1, 1993, and a 3 for 2 stock split effective January 14, 1995.

                                         1994
                               ------------------------
                                High               Low
                               ------            ------
1st Quarter ................   $15.83            $13.42
2nd Quarter ................    15.00             13.33
3rd Quarter ................    15.17             13.13
4th Quarter ................    15.00             12.50

                                         1993
                               ------------------------
                                High              Low
                               ------            ------
1st Quarter ................   $16.42            $10.67
2nd Quarter ................    16.25             12.67
3rd Quarter ................    16.83             13.42
4th Quarter ................    16.17             13.33


     The following table shows the per share quarterly cash dividends paid upon the common stock over the last two years.

             1993                                         1994
             ----                                         ----
March 1 ..............  $.07                  March 1 ..............  $.08
June 1 ...............   .07                  June 1 ...............   .08
September 1 ..........   .07                  September 1 ..........   .10
December 1 ...........   .08                  December 1 ...........   .10
December 1 ...........   .02 (extra)

     Dividends are generally declared within 30 days prior to the payable date, to stockholders of record l0-20 days after the declaration date.

ITEM 6. SELECTED FINANCIAL DATA
        (In Thousands Except For Per Share Amounts)

     Reference should be made to Item 1 ("Business") of this Report on Form 10-K for a discussion of recent acquisitions which affect the comparability of the information contained in this table.

                                        1994             1993             1992              1991              1990
                                        ----             ----             ----              ----              ----
Net Interest Income .............    $ 58,021         $ 47,018         $ 41,013          $ 26,472          $ 22,991

Provision for Loan Losses .......       3,000            3,600            4,116             2,312             4,150

Net Income ......................      16,931           14,202            9,641             5,021             2,215

Per Share Data(1)
Net Income
  Primary .......................        1.69             1.37             1.06               .68               .30
  Fully Diluted .................        1.64             1.37             1.06               .68               .30
  Cash Dividends per Common
    Share .......................         .36              .31              .27               .22               .22

Balance Sheet Totals:
  Total Assets--12/31 ...........   1,377,122        1,041,825          931,911           673,159           595,128
  Long Term Debt--12/31 .........      25,000              --               --                763               831
  Average Equity--for year ......      87,077           73,451           55,467            39,367            37,634
  Average Assets--for year ......   1,255,824          987,894          918,116           610,297           549,704
------------------

(1) Per share data is adjusted retroactively to reflect a 10% stock dividend paid November 15, 1991 to stockholders of record on November 6, 1991, a 10% stock dividend paid June 1, 1993 to stockholders of record on May 11, 1993, and a 3 for 2 stock split payable January 14, 1995 to record holders of HUBCO Common Stock on January 3, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     HUBCO's 1994 Annual Report contains on pages 6 through 22 the information required by Item 7 and that information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     HUBCO's 1994 Annual Report contains on pages 23 through 36 the information required by Item 8 and that information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     HUBCO's Proxy Statement for its 1995 Annual Meeting will contain, under the caption "Proposal 2 - Election of Directors", the information required by Item 10 with respect to directors of HUBCO and certain information with respect to executive officers and that information is to be incorporated herein by reference. Certain additional information regarding executive officers of HUBCO, who are not also directors, appears under subsection (e) of Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     HUBCO's Proxy Statement for its 1995 Annual Meeting will contain, under the caption "Executive Compensation", and under the caption "Compensation Committee Interlocks and Insider Participation", the information required by Item 11 and that information is to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     HUBCO's Proxy Statement for its 1995 Annual Meeting will contain, under the caption "Stock Ownership of Management and Principal Shareholders", the information required by Item 12 and that information is to be incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     HUBCO's Proxy Statement for its 1995 Annual Meeting will contain, under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management", the information required by Item 13 and that information is to be incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a) (1) & (2) List of Financial Statements and Financial
              Statement Schedules

          The below listed consolidated financial statements and report of independent public accountants of HUBCO, Inc. and subsidiaries, included in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1994, are incorporated by reference in
          Item 8:

          Report of Independent Public Accountants

          Consolidated Balance Sheets at
               December 31, 1994 and 1993

          Consolidated Statements of Income for the Years
               Ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Changes in Stockholders'
               Equity for the Years Ended December 31, 1994,
               1993 and 1992

          Consolidated Statements of Cash Flows for the Years
               Ended December 31, 1994, 1993 and 1992

          Notes to Consolidated Financial Statements

     Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) Exhibits

     List of Exhibits

        (2a) Agreement and Plan of Merger dated as of November 8, 1993, between HUBCO, Inc., Hudson United Bank and Washington Bancorp, Inc. and Washington Savings Bank. (Incorporated by reference from the Company's Current Report on Form 8-K dated November 8, 1993.)

        (3a) The Certificate of Incorporation of HUBCO, Inc. filed May 5, 1982 and amendments to the Certificate of Incorporation, dated November 22, 1983, January 30, 1984, January 11, 1985, July 17,
                1986, March 25, 1987, April 26, 1991, November 26, 1991, March
                25, 1992, May 17, 1993, and January 4, 1995.

        (3b)    The By-Laws of HUBCO, Inc.

        (4) Indenture dated as of January 14, 1994 between HUBCO, Inc. and Summit Bank as Trustee for $25,000,000 7.75% Subordinated Debentures due 2004. (Incorporated by reference from the Company's Annual Report on form 10-K for the fiscal year ended December 31, 1993, Exhibit (4).)

        (10a)   Employment contract with Kenneth T. Neilson.

        (10b)   Employment contract with D. Lynn Van Borkulo-Nuzzo.

        (10c) Collective Bargaining Agreement with Local 153 of the Office and Professional Employees International Union, dated January 26, 1993. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit (10d).)

        (10d) Purchase and Assumption Agreement dated April 14, 1993, among HUBCO, Inc., Hudson United Bank, Ramapo Financial Corporation and The Ramapo Bank. (Incorporated by reference from the Company's Current Report on Form 8-K dated April 14, 1993.)

       (10e) Agreement and Plan of Merger dated October 7, 1994 between HUBCO, Hudson United Bank and Jefferson. (Incorporated by reference from the Company's Current Report on Form 8-K filed October 20, 1994.)

       (10f) Agreement and Plan of Merger, dated February 14, 1995, among Urban National Bank, HUBCO, Inc. and Hudson United Bank. (Incorporated by reference from the Company's Current Report on Form 8-K filed February 23, 1995.)

       (10g)    HUBCO, Inc. Directors Deferred Compensation Plan.

       (13) Those portions of the 1994 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.

       (22)    List of Subsidiaries.

       (24)     Consent of Arthur Andersen LLP

       (27)     Financial Data Schedule.


(b) Reports on Form 8-K

                Form 8-K filed October 20, 1994 (Date of earliest event reported)--October 6, 1994.

                Item 5. Other Events--

                Reported the announcement by the Company of the signing of a definitive agreement for HUBCO to acquire Jefferson National Bank and the signing of a letter of intent by Hudson United Bank to acquire Shoppers Charge Accounts Co. Also reported HUBCO's announcement of dividends declared on its Common and Preferred stock.

                Item 7. Exhibits--

                Included three press releases, a Memorandum of Intent dated October 6, 1994 between Hudson United Bank and Shoppers Charge Accounts Co. and Agreement and Plan of Merger dated October 7, 1994 between HUBCO, Hudson United Bank and Jefferson.

                Form 8-K filed December 7, 1994

                Item 5. Other Events--

                On December 7, 1994 HUBCO, Inc. through its subsidiary, Hudson United Bank acquired Shoppers Charge Accounts Co. of Jersey City.

                Item 7. Exhibits--

                Included Stock Purchase Agreement dated December 7, 1994 by and among Hudson United Bank. Bernard Eichenbaum, David Leff, and Shoppers Charge Accounts Co.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HUBCO, INC.

                                             By: JAMES E. SCHIERLOH
                                                ----------------------
                                                 James E. Schierloh
                                                Chairman of the Board

Dated: March 30, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                  Title                   Date
           ---------                  -----                   ----
      JAMES E. SCHIERLOH         Chairman of the
------------------------------   Board and Director       March 30, 1995
      James E. Schierloh

      KENNETH T. NEILSON         President and
------------------------------   Director                 March 30, 1995
      Kenneth T. Neilson

        ROBERT J. BURKE          Director                 March 30, 1995
-------------------------------
        Robert J. Burke

      HENRY G. HUGELHEIM         Director                 March 30, 1995
-------------------------------
      Henry G. Hugelheim

        HARRY J. LEBER           Director                 March 30, 1995
-------------------------------
        Harry J. Leber

      CHARLES F. X. POGGI        Director                 March 30, 1995
-------------------------------
      Charles F. X. Poggi


   SR. GRACE FRANCES STRAUBER    Director                 March 30, 1995
-------------------------------
 Sister Grace Frances Strauber

          EDWIN WACHTEL          Director                 March 30, 1995
-------------------------------
          Edwin Wachtel

       CHRISTINA L. MAIER        Assistant
------------------------------   Treasurer                March 30, 1995
       Christina L. Maier

                                 Exhibit Index

      Exhibits
      --------

        (2a) Agreement and Plan of Merger dated as of November 8, 1993, between HUBCO, Inc., Hudson United Bank and Washington Bancorp, Inc. and Washington Savings Bank. (Incorporated by reference from the Company's Current Report on Form 8-K dated November 8, 1993.)

        (3a) The Certificate of Incorporation of HUBCO, Inc. filed May 5, 1982 and amendments to the Certificate of Incorporation, dated November 22, 1983, January 30, 1984, January 11, 1985, July 17,
                1986, March 25, 1987, April 26, 1991, November 26, 1991, March
                25, 1992 and May 17, 1993, and January 4, 1995.

        (3b)    The By-Laws of HUBCO, Inc.

        (4) Indenture dated as of January 14, 1994 between HUBCO, Inc. and Summit Bank as Trustee for $25,000,000 7.75% Subordinated Debentures due 2004. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit (4).)

        (10a)   Employment contract with Kenneth T. Neilson.

        (10b)   Employment contract with D. Lynn Van Borkulo-Nuzzo.

        (10c) Collective Bargaining Agreement with Local 153 of the Office and Professional Employees International Union, dated January 26, 1993. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit (10d).)

        (10d) Purchase and Assumption Agreement dated April 14, 1993, among HUBCO, Inc., Hudson United Bank, Ramapo Financial Corporation and The Ramapo Bank. (Incorporated by reference from the Company's Current Report on Form 8-K dated April 14, 1993.)

        (10e) Agreement and Plan of Merger dated October 7, 1994 between HUBCO, Hudson United Bank and Jefferson. (Incorporated by reference from the Company's Current Report on Form 8-K filed October 20, 1994.)

        (10f) Agreement and Plan of Merger, dated February 14, 1995, among Urban National Bank, HUBCO, Inc. and Hudson United Bank. (Incorporated by reference from the Company's Current Report on Form 8-K filed February 23, 1995.)

        (10g)   HUBCO, Inc. Directors Deferred Compensation Plan.

        (13) Those portions of the 1994 Annual Report to Shareholders which are incorporated by reference into this Form 10-K.

        (22)    List of Subsidiaries.

        (24)    Consent of Arthur Andersen LLP.

        (27)    Financial Data Schedule.