Form 10-Q
period 1995-03-31
HUBCO INC
filed 1995-05-15
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1995

                                       OR

- --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ------------------    -------------------

                        Commission File Number 0-010699

                                  HUBCO, INC.
                                  ----------
             (Exact name of registrant as specified in its charter)

                  New Jersey                         22-2405746
                  ----------                         ----------
         (State of other jurisdiction of         (I.R.S. Employer
          incorporation or organization)       Identification Number)

            1000 MacArthur Blvd
            Mahwah, New Jersey                         07430
            ----------------------                     -----
     (Address of principal executive office)        (Zip Code)

                                 (201)-236-2600
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
     Former name, former address, and formal fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   Yes  X  No
                                        ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

     10,064,739 shares, no par value, outstanding as of April 30, 1995.

                          HUBCO, INC. AND SUBSIDIARIES

                                     INDEX
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
           Consolidated Balance Sheets
           March 31, 1995 and December 31, 1994 ........................      1

         Consolidated Statements of Income
           Three Months Ended March 31, 1995
           and March 31, 1994 ..........................................      2

         Consolidated Statements of Cash Flows
           Three Months ended March 31, 1995
           and March 31, 1994 ..........................................      3

         Asset Quality Schedule--Quarterly Recaps ......................      4

         S.E.C. Guide 3--Item IV
           Summary of loan loss experience .............................      5

         Notes to Consolidated Financial Statements ....................    6-7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..............    8-14


PART II. OTHER INFORMATION

Item 5.  Other Information .............................................     15

Item 6.  Exhibits and Reports on Form 8-K ..............................     16

         Signatures ....................................................   17-18

                                                                          Page 1

HUBCO, Inc. and Subsidiaries
PART I.  FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                                                             March 31              December 31
                                                                                               1995                   1994
                                                                                            ----------             -----------
ASSETS
Cash and due from banks ...............................................................     $   52,391             $   52,832
Investment Securities (Note--B)
  Available for Sale, at market value (amortized cost of
    $56,571 and $58,174 in 1995 and 1994, respectively) ...............................         58,195                 58,731
  Held to maturity, at cost (market value of $448,158
    and $458,399 for 1995 and 1994, respectively) .....................................        455,965                478,498
                                                                                            ----------             ----------
                                                                                               514,160                537,229
Federal funds sold and securities purchased under agreements to resell ................         29,600                     --

Loans:
  Real estate-mortgage ................................................................        374,485                378,505
  Commercial and financial ............................................................        189,002                188,062
  Consumer credit .....................................................................         97,629                 99,216
  Credit Card .........................................................................         58,100                 67,577
                                                                                            ----------              ---------
                                                                                               719,216                733,360
Less:
  Allowance for possible loan losses ..................................................         13,376                 13,228
  Deferred loan fees ..................................................................          1,117                  1,149
  Unearned income .....................................................................          3,164                  3,037
                                                                                            ----------             ----------
     NET LOANS ........................................................................        701,559                715,946
                                                                                            ----------             ----------
Property and equipment, net ...........................................................         32,251                 32,734
Other real estate .....................................................................          3,054                  3,194
Accrued interest receivable ...........................................................         10,488                 13,393
Other assets ..........................................................................         17,615                 21,794
                                                                                            ----------             ----------
     TOTAL ASSETS .....................................................................     $1,361,118             $1,377,122
                                                                                            ==========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
   Non-interest bearing ...............................................................     $  201,574             $  209,655
   Interest bearing ...................................................................        954,720                990,078
                                                                                            ----------             ----------
     TOTAL DEPOSITS ...................................................................      1,156,294              1,199,733
                                                                                            ----------             ----------
Federal funds purchased and securities sold under agreements to repurchase ............         69,712                 30,353
Treasury tax and loan note ............................................................          1,000                  1,000
Accrued taxes and other liabilities ...................................................          6,173                 22,016
                                                                                            ----------             ----------
     TOTAL LIABILITIES ................................................................      1,233,179              1,253,102
                                                                                            ----------             ----------
Subordinated Debt .....................................................................         25,000                 25,000

Stockholders' equity:
  Preferred Stock-Series A, no par value; authorized 3,300,000 shares, issued 797,811 shares; and outstanding 692,497 shares
    (1995); and 788,811 shares (1994) .................................................         16,908                 19,147
  Common stock, no par value, issued 10,400,042 shares; and outstanding
    9,750,333 shares (1995); and 9,610,374 shares (1994) ..............................         18,492                 18,492
Capital in excess of par ..............................................................         49,240                 49,048
Retained earnings .....................................................................         28,687                 25,647
Treasury stock, at cost, 649,709 and 789,668 shares in 1995 and 1994, respectively,
  and 12,000 and 9,000 Preferred shares in 1995 and 1994 respectively .................         (9,747)               (11,723)
Unearned Compensation-Restricted stock awards .........................................         (1,119)                (1,266)
Unrealized gain/loss on investment securities available for sale, net of income taxes .            478                   (325)
                                                                                            ----------             ----------
     TOTAL STOCKHOLDERS' EQUITY .......................................................        102,939                 99,020
                                                                                            ----------             ----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .............................................     $1,361,118             $1,377,122
                                                                                            ==========             ==========

See notes to consolidated financial statements

                                                                          Page 2

HUBCO, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands)
                                                                                            THREE MONTHS ENDED MARCH 31
                                                                                          -------------------------------
                                                                                            1995                   1994
                                                                                          -------                 -------
INTEREST INCOME
Interest & fees on loans:
 Taxable .......................................................................          $16,799                 $10,515
 Tax exempt ....................................................................               78                      61
                                                                                          -------                 -------
                                                                                           16,877                  10,576
                                                                                          -------                 -------
Interest & dividends on investment securities:
 Taxable .......................................................................            8,126                   6,520
 Tax exempt ....................................................................              233                     309
                                                                                          -------                 -------
                                                                                            8,359                   6,829
                                                                                          -------                 -------
Interest on federal funds sold .................................................               16                     105
                                                                                          -------                 -------
     TOTAL INTEREST INCOME .....................................................           25,252                  17,510
                                                                                          -------                 -------
INTEREST EXPENSE
 Interest on deposits:
 Savings deposits ..............................................................            3,960                   2,854
 Time deposits .................................................................            3,074                   1,739
 Interest on borrowings ........................................................            1,120                     538
                                                                                          -------                  ------
     TOTAL INTEREST EXPENSE ....................................................            8,154                   5,131
                                                                                          -------                 -------
     NET INTEREST INCOME .......................................................           17,098                  12,379
                                                                                          -------                 -------
Provision for possible loan losses .............................................            1,050                     450
                                                                                          -------                 -------
     NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES...............           16,048                  11,929

NON-INTEREST INCOME
 Trust department income .......................................................              148                     172
 Service charges on deposit accounts ...........................................            1,951                   1,577
 Investment securities gains ...................................................              590                      --
 Other income ..................................................................            1,048                     460
                                                                                          -------                 -------
                                                                                            3,737                   2,209
                                                                                          -------                 -------
                                                                                           19,785                  14,138
                                                                                          -------                 -------
OPERATING EXPENSES
  Salaries .....................................................................            4,294                   3,106
  Pension and other employee benefits ..........................................            1,970                   1,559
  Occupancy expense of property ................................................            1,230                     914
  Equipment expense ............................................................              989                     427
  Other operating expenses .....................................................            3,886                   2,000
                                                                                          -------                 -------
                                                                                           12,369                   8,006
                                                                                          -------                 -------
     INCOME BEFORE INCOME TAXES ................................................            7,416                   6,132
     INCOME TAXES ..............................................................            2,628                   2,346
                                                                                          -------                 -------
     NET INCOME ................................................................          $ 4,788                 $ 3,786
                                                                                          =======                 =======
INCOME PER COMMON SHARE:
   Primary .....................................................................          $   .47                 $   .39
   Fully Diluted ...............................................................          $   .44                 $   .39
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Common ......................................................................            9,675                   9,782
   Preferred ...................................................................              744                      --

  See notes to consolidated financial statements


                                                                          Page 3

CONSOLIDATED STATEMENTS OF CASH FLOWS (NET)
HUBCO, Inc. and Subsidiaries
(in thousands)
                                                                                   Three Months Ended
                                                                                        March 31
                                                                                 -----------------------
                                                                                 1995               1994
                                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................................    $ 4,788         $ 3,786
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Provision for possible loan losses .................................      1,050             450
        Provision for depreciation and amortization ........................      1,423             491
        Amortization of investment security premiums .......................        566             328
        Accretion of investment security discount ..........................       (203)            (59)
        Realized investment security (gains) losses ........................       (590)             --
        Gain on sale of fixed assets (net) .................................        (46)             --
        Deferred income taxes ..............................................        320             320
      Decrease in interest receivable ......................................      2,905           1,187
      Increase (decrease) in interest payable ..............................       (592)            319
      Increase (decrease) in accrued taxes and other liabilities ...........    (15,982)            230
      (Increase) decrease in other assets ..................................      3,102          (7,830)
                                                                                -------         -------
              NET CASH (USED IN) OPERATING ACTIVITIES ......................     (3,259)           (778)
                                                                                -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of investment securities ............................     12,266              --
   Proceeds from maturities of investment securities .......................     13,374          41,136
   Sale of fixed assets ....................................................      1,036              --
   Net decrease in loans ...................................................     13,337           5,705
   Purchase of investment securities .......................................     (1,296)        (78,560)
   Purchases of premises and equipment .....................................       (538)           (129)
   Decrease in other real estate ...........................................        139           1,498
                                                                                -------         -------
              NET CASH PROVIDED BY (USED IN)INVESTING ACTIVITIES ...........     38,318         (30,350)
                                                                                -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits,
      NOW accounts and savings accounts ....................................    (43,341)         23,228
   Net (decrease) in certificates of deposit ...............................        (98)         (5,912)
   Net increase in federal funds purchased and securities sold under
      agreements to repurchase .............................................     39,359              24
   Subordinated Debt .......................................................         --          25,000
   Cash dividends ..........................................................     (1,749)           (779)
   Purchase of treasury stock ..............................................        (71)         (5,298)
                                                                                -------         -------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..........     (5,900)         36,263
                                                                                -------         -------
              INCREASE IN CASH AND CASH EQUIVALENTS ........................     29,159           5,135
              CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............     52,832          59,342
                                                                                -------         -------
              CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................    $81,991         $64,477
                                                                                =======         =======

HUBCO, Inc. and Subsidiaries

                    ASSET QUALITY SCHEDULE--QUARTERLY RECAP
                                 (In Thousands)

                                                                  3/31/95          12/31/94         9/30/94              6/30/94
                                                                  -------          --------         -------              -------
Non-Accruing Loans:
   Commercial ..............................................      $ 4,756          $ 5,165           $4,842              $ 1,943
   Real Estate .............................................        3,816            4,271            8,221                3,725
   Consumer Loans ..........................................          427              481              580                  384
   Credit Cards ............................................          398               --               --                   --
                                                                  -------          -------          -------              -------
     Total Non-Accruing Loans ..............................        9,397            9,917           13,643                6,052
                                                                  -------          -------          -------              -------
Renegotiated Loans .........................................          538              539              540                  713
                                                                  -------          -------          -------              -------
     Total Non-Performing Loans ............................        9,935           10,456           14,183                6,765
Other Real Estate ..........................................        3,054            3,193            2,874                1,873
                                                                  -------          -------          -------              -------
     Total Non-Performing Assets ...........................      $12,989          $13,649          $17,057              $ 8,638
                                                                  =======          =======          =======              =======

Non-Accruing Loans to Total Loans, Net .....................         1.31%            1.36%            2.06%                1.16%
Non-Performing Loans to Total Loans, Net ...................         1.39             1.43             2.14                 1.29
Non-Performing Assets to Total Assets ......................          .95              .99             1.21                  .74
Non-Performing Assets to Total Loans, Net Plus
  Other Real Estate ........................................         1.81             1.86             2.57                 1.64

Loans Past Due 90 Days or More and Accruing:
   Commercial ..............................................       $   14           $  448           $  632              $   622
   Real Estate .............................................        2,323            1,060            1,800                  209
   Installment .............................................           73               47               88                  229
   Credit Cards ............................................          458              644               --                   --
                                                                   ------           ------           ------              -------
     Total Past Due Loans ..................................       $2,868           $2,198           $2,520              $ 1,060
                                                                   ======           ======           ======              =======

                          HUBCO, Inc. and Subsidiaries

                             S.E.C. GUIDE 3 ITEM IV

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                                                                  Summary of Activity in the Allowance,
                                                                                     Broken Down by Loan Category
                                                                                  --------------------------------------
                                                                                      Three Months       Year
                                                                                         Ended           Ended
                                                                                        3/31/95        12/31/94
                                                                                        --------       --------
                                                                                      (In Thousands of Dollars)
Amount of Loans Outstanding ....................................................       $719,216        $733,360
                                                                                       ========        ========
Daily Average Amount of Loans ..................................................       $722,268        $604,622
                                                                                       ========        ========
Balance of Allowance for Possible Loan Losses at Beginning of Period ...........       $ 13,228        $ 10,811

Loans Charged Off:
  Commercial, Financial, and Agricultural ......................................           (862)           (190)
  Real Estate--Mortgage ........................................................           (111)         (5,701)
  Installment ..................................................................           (123)           (214)
  Credit Card ..................................................................           (335)             --
                                                                                       --------        --------
     Total Loans Charged Off ...................................................         (1,431)         (6,105)
                                                                                       --------        --------
Recoveries of Loans Previously Charged Off:
  Commercial, Financial, and Agricultural ......................................             32             531
  Real Estate--Mortgage ........................................................            182             129
  Installment ..................................................................             35             145
  Credit Card ..................................................................            280              --
                                                                                       --------        --------
     Total Recoveries ..........................................................            529             805
                                                                                       --------        --------
Net Loans Charged Off ..........................................................           (902)         (5,300)
Addition to Allowance Charged to Operations ....................................          1,050           3,000
Additions Acquired Through Acquisitions ........................................             --           4,717
                                                                                       --------        --------
Balance at End of Period .......................................................       $ 13,376        $ 13,228
                                                                                       ========        ========
Ratio of Net Loans Charged-Off During Period to Average Loans Outstanding ......            .50%            .88%


HUBCO, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1995

NOTE A--BASIS OF PRESENTATION

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

NOTE B--SECURITIES

The amortized cost and estimated market value of securities are summarized as follows:

                                                                       March 31, 1995
                                                    ----------------------------------------------------
                                                                      Gross Unrealized         Estimated
                                                    Amortized      ----------------------        Market
                                                       Cost         Gains        (Losses)        Value
                                                    ---------      -------       --------      ---------
Available for Sale
  U.S. Government ..............................    $ 33,133       $    67       ($   31)      $ 33,169
  U.S. Government agencies .....................      15,012            --           (45)        14,967
  State and political subdivisions .............          --            --            --             --
  Other securities .............................          --            --            --             --
  Equity securities ............................       8,426         1,649           (16)        10,059
                                                    --------       -------        ------       --------
                                                    $ 56,571       $ 1,716       ($   92)      $ 58,195
                                                    ========       =======        ======       ========

                                                                      March 31, 1995
                                                    ---------------------------------------------------
                                                                      Gross Unrealized       Estimated
                                                    Amortized      ----------------------      Market
                                                      Cost          Gains        (Losses)      Value
                                                    ---------      -------       --------     ---------
Held to Maturity
  U.S. Government ..............................    $214,407       $   248       ($2,515)      $212,140
  U.S. Government agencies .....................     222,435           151        (5,717)       216,869
  State and political subdivisions .............      14,238           150          (144)        14,244
  Other securities .............................       4,885            60           (40)         4,905
                                                    --------       -------        ------       --------
                                                    $455,965       $   609       ($8,416)      $448,158
                                                    ========       =======        ======       ========



                                                                      December 31, 1994
                                                    ----------------------------------------------------
                                                                      Gross Unrealized         Estimated
                                                    Amortized      ----------------------        Market
                                                      Cost          Gains        (Losses)        Value
                                                    ---------      -------       --------      ---------
Available for Sale
  U.S. Government ..............................    $ 33,196        $   11       ($  374)      $ 32,833
  U.S. Government Agencies .....................      15,013            --          (360)        14,653
  States and Political Subdivisions ............         580            --            (2)           578
  Other securities .............................       1,000            --            --          1,000
  Equity securities ............................       8,385         1,405          (123)         9,667
                                                    --------        ------         ------      --------
                                                    $ 58,174        $1,416       ($  859)      $ 58,731
                                                    ========        ======        ======       ========

                                                                      December 31, 1994
                                                   -----------------------------------------------------
                                                                      Gross Unrealized         Estimated
                                                   Amortized       -----------------------       Market
                                                      Cost          Gains        (Losses)        Value
                                                   ---------       -------        --------     ---------
Held to Maturity
  U.S. Government ..............................    $225,434        $    4       ($ 6,407)     $219,031
  U.S. Government Agencies .....................     224,954            32        (13,286)      211,700
  State and Political Subdivisions .............      23,152            50           (358)       22,844
  Other securities .............................       4,958            20           (154)        4,824
                                                    --------        ------       --------      --------
                                                    $478,498        $  106       $(20,205)     $458,399
                                                    ========        ======       ========      ========


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

As of March 31, 1995 the Company had two acquisitions pending. See Item 5 under
Part II of this Form 10-Q for a description of these pending acquisitions.

In 1994, the Company consummated three acquisitions. On May 6, 1994, the Company, through Hudson United Bank, acquired four branches, deposits and certain assets of Polifly Federal Savings and Loan Association ("Polifly") from the Resolution Trust Corporation ("RTC"). The purchase price for the acquisition was $6.2 million. On July 1, 1994, the Company consummated its merger with Washington Bancorp, Inc. ("Washington") for a combination of cash and convertible preferred stock with an aggregate value of approximately $40.5 million. On December 7, 1994, the Bank acquired Shoppers Charge Accounts Co. ("Shoppers") for approximately $16.3 million in cash.

The balance sheet and income statement comparisons are influenced by the transactions mentioned above. On October 13, 1994, HUBCO announced that its Board of Directors had approved a 3 for 2 stock split payable January 14, 1995 to record holders of HUBCO common stock as of January 3, 1995. As a result, all share data has been retroactively restated.

RESULTS OF OPERATIONS

For the three month period ended March 31, 1995, the Company earned net income of $4,788, or $.44 per share on a fully diluted basis, compared to $3,786, or $.39 per share, for the same period in 1994. The increase in earnings of $1,002, or 26.5%, is the result of a combination of items. Earnings for the period were improved by increases in net interest income and other income of $4,719, or 38.1%, and $1,528, or 69.2%, respectively. Partially offsetting these gains was an increase in other expenses of $4,363, or 54.5%, and an increase in income taxes of $282, or 12%. Investment security gains included in other income were $590 and $0 for 1995 and 1994, respectively.

The increase in net interest income from $12,379 for the three month period ended March 31, 1994 to $17,098 for the three month period ending March 31, 1995 is a result of the increase in net earning assets resulting from the Polifly, Washington and Shoppers transactions. Partially offsetting the increased net interest income was the increased interest paid on the increased deposit base.

The net interest margin (fully tax equivalent) increased 48 basis points to 5.53% for the three month period ended March 31, 1995 from 5.05% for the comparable period in 1994 primarily as a result of the credit card portfolio which was acquired as part of the Shoppers acquisition.

Total non-interest income increased by $1,528, or 69.2%, as a result of service charges on deposit accounts increasing $374, or 23.7%, Investment Securities gains of $590 and an increase in other non-interest income of $588, or 128.8%. The increase in service charges on deposit accounts results from a 31.2% increase in average deposits, from $738,150 in 1994 to $968,110 in 1995, resulting from the Polifly, Washington and Shoppers acquisitions. The gain on sale of investment securities is the result of the sale of approximately $12,266 of equity investments from the available for sale category. The increase in other non-interest income is primarily attributable to the acquisition of Shoppers, producing approximately $717, of non-interest income, along with the acquisitions of Polifly and Washington.

The provision for possible loan losses increased by $600, or 133.3%, from $450 for the three month period ended March 31, 1994 to $1,050 for the first quarter of 1995. During 1995, the provision has been increased to build the allowance to a level deemed adequate to support the increase in non-performing loans resulting from recent acquisitions.

Operating expenses for the three month period ended March 31, 1995 increased by $4,363 or 54.5 %. Of that amount $1,599, (36.6%, of the total increase) was in salaries and benefits, an increase of 34.3% for the category. This increase is primarily attributable to the additional personnel expense incurred as a result of the addition of four Polifly branches, the merger of Washington Bancorp, and the Shoppers Charge Co. acquisition; along with salary increases of approximately 3% and the corresponding salary-related increases in payroll taxes.

Occupancy expense increased $316, or 34.6%, as a result of the additional 12 branches resulting from the year's acquisition activity as well as Shopper's rental expense and maintaining two headquarter buildings. Equipment expense increased $562, or 131.6%, due primarily to the equipment needs of the additional branches, the new Corporate Headquarters, the Shoppers computer expenses and the Company's new Imaging system.

Other operating expenses increased by $1,886, or 94.3%, as a result of the write-down of fixed assets in anticipation of sale of $700, intangible asset amortization related to the Polifly and Washington acquisitions of $545, additional insurance premiums of $187 related to the acquired deposits, $117 in telephone expense related to the additional branches and $123 for increase in postage as a result of the Polify, Washington and Shoppers acquisitions.

Income taxes (state and federal) for the three month period ended March 31, 1995 increased by $282, or 12%, over the comparable period in 1994, due to a 20.9% increase in net income before taxes, which is offset by a reduction in the effective tax rate for the period from 38% in 1994 to 35% in 1995.

The increase in net interest income, as previously discussed, is produced by rate/volume changes in product mix which are summarized for the comparative three month periods, on a tax equivalent basis in the following table. The average net interest earning assets and the tax equivalent interest rates are also provided. The tax equivalent interest margin, which measures net interest income as a percent of average earning assets, was 5.53% for the three months ended March 31, 1995, compared to 5.05% for the comparable period in 1994. The increase is primarily attributable to a larger increase in the yield on earning assets than on interest bearing liabilities primarily resulting from the new credit card portfolio.

             DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
               EQUITY: INTEREST RATES AND INTEREST DIFFERENTIALS

                                                                         THREE MONTHS ENDED MARCH 31,
                                            --------------------------------------------------------------------------------------
                                                             1995                                             1994
                                            --------------------------------------          --------------------------------------
                                            Average                        Yield/            Average                       Yield/
                                            Balance      Interest           Rate             Balance        Interest        Rate
                                            -------      --------          ------            -------        --------       ------
ASSETS
Interest Earning Assets:
  Domestic Loans & Direct
  Lease Financing(1):
    Taxable .....................         $  714,027        $16,799         9.41%          $  519,821        $10,515         8.09%
    Nontaxable...................              3,998            120        12.01                4,810             94         7.82
  Taxable Investment Securities..            509,634          8,126         6.38              430,737          6,520         6.05
  Nontaxable Investment Securities            20,030            358         7.15               28,873            476         6.59
  Federal Funds Sold and
    Securities Purchased Under
    Agreements to Resell.........                876             17         7.76%              11,336            105         3.71%
                                          ----------        -------                         ---------        -------
Total Interest Earning Assets              1,248,565         25,420         8.14%             995,577         17,710         7.12%


Non-interest Earning Assets:
  Cash and Due From Banks........             50,756                                           47,535
  Premises and Equipment, Net....             33,048                                           17,910
  Accrued Interest Receivable....             12,454                                            9,018
  Other Assets...................             22,478                                           10,868
Less Allowance for Possible
  Loan Losses ...................            (13,487)                                         (10,872)
                                          ----------                                       ----------
   TOTAL ASSETS..................         $1,353,814                                       $1,070,036
                                          ==========                                       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest Bearing Liabilities:
  Demand Deposits................         $  200,072        $ 1,221         2.44%          $  137,959        $   861         2.50%
  Savings Deposits...............            425,617          2,739         2.57              367,555          1,994         2.17
  Time Deposits..................            342,421          3,074         3.59              232,636          1,738         2.99
  Federal Funds Purchased and
    Securities Sold Under
    Agreements to Repurchase.....             44,290            555         5.01               20,858            119         2.28
    Subordinated Debt............             25,000            550         8.80               21,389            412         7.70
  Other..........................              1,571             15         3.82                  969              7         2.89
                                          ----------        -------                        ----------        -------
Total Interest Bearing
Liabilities......................          1,038,971          8,154         3.14              781,366          5,131         2.63

Non-interest Bearing Liabilities:
  Demand Deposits................            206,970                                          204,710
  Other..........................              7,052                                            7,996
                                          ----------                                       ----------
                                           1,252,993                                          994,072

Stockholders' Equity                         100,821                                           75,964

   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY .........         $1,353,814                                       $1,070,036
                                          ==========                                       ==========

Net Interest Earnings............                           $17,266                                          $12,579

Net Yield on Interest
  Earning Assets ................                                           5.53%                                            5.05%
Tax-Equivalent Adjustments:
   Loans.........................                           $    42                                          $    33
   Investment Securities.........                               125                                              166
                                                            -------                                          -------
            TOTAL................                           $   167                                          $   199
                                                            =======                                          =======

              CHANGES IN NET INTEREST EARNINGS DUE TO VOLUME/RATE
                            (In Thousand of Dollars)


                                                                Three Months Ended March 31, 1995
                                                                     Compared to Three Months
                                                                       Ended March 31, 1994
                                                                    Increase (Decrease) Due To
                                                              ------------------------------------------
                                                               Volume         Rate                Net
                                                              --------      --------            -------
Interest Earned On:
Domestic Loans and Direct
Lease Financing:
   Taxable .........................................          $4,374         $1,910              $6,284
   Nontaxable ......................................             (90)           116                  26
Taxable Investment Securities ......................           1,238            368               1,606
Nontaxable Investment Securities ...................            (155)            37                (118)
Federal Funds Sold and
   Securities Purchased under
   Agreements to Resell ............................            (145)            57                 (88)
                                                              ------         ------              ------
Total Interest Earning Assets ......................           5,222          2,488               7,710

Interest Paid On:
   Demand Deposits .................................             381            (21)                360
   Savings Deposits ................................             344            401                 745
   Time Deposits ...................................             937            399               1,336
   Federal Funds Purchased and
     Securities Sold Under Agreements
     to Repurchase .................................             212            224                 436
   Other ...........................................               5              3                   8
   Subordinated Debt ...............................              75             63                 138
                                                              ------         ------              ------
Total Interest Bearing Liabilities .................           1,954          1,069               3,023
Net Interest Earnings ..............................          $3,268         $1,419              $4,687
                                                              ======         ======              ======

FINANCIAL CONDITION

Total assets at March 31, 1995 decreased by $16,004, or 1.2%, from December 31, 1994. The decrease is primarily attributable to a runoff in deposits of $43,439, or 3.2%; Partially offsetting the decline in deposits was the increase in Federal Funds purchased of $25,000 in 1995.

The Company's Loan Portfolio decreased by $14,144, or 1.9% from $733,360 at December 31, 1994 to $719,216 at March 31, 1995. This is primarily the result of seasonal runoff in the credit card portfolio after the Christmas season and a continued reduction in the indirect automobile loan portfolio.

Total non-performing loans, which include non-accruing and renegotiated loans, decreased by $521, or 5.2%, from $10,456, at December 31, 1994 to $9,935, at
March 31, 1995. Non-accruing commercial loans decreased by $409, or 7.9%, from $5,165, at December 31, 1994 to $4,756, at March 31, 1995. Non-accruing real estate loans decreased by $455, or 10.7%, from $4,271, at December 1994 to $3,816, at March 31, 1995. Renegotiated loans remain unchanged, while total non-performing assets decreased from $13,649 at December 31, 1994 to $12,989 at March 31, 1995, a decrease of $660, or 5.1%. Loans past due 90 days or more and still accruing increased by $670, or 30.5%, from $2,198 at December 31, 1994 to $2,868 at March 31, 1995. This is primarily due to the addition of four real estate loans totalling approximately $1,100 which aged past ninety days.

Overall, asset quality ratings at March 31, 1995 improved, with ratios for non-accruing loans to total loans net, decreasing from 1.36%, at December 31, 1994 to 1.31% at March 31, 1995. Non-performing loans to total loans net, decreased from, 1.43%, at December 31, 1994 to 1.39%, at March 31, 1995. Non-performing assets to total assets decreased from .99% at December 31, 1994 to .95%, at March 31, 1995. Non-performing assets to total loans net, plus other real estate decreased from 1.86%, at December 31, 1994 to 1.81%, at March 31, 1995.

The allowance for possible loan losses increased from $13,228 at December 31, 1994 to $13,376 at March 31, 1995 as a result of the provision exceeding net loans charged-off by $148.

The investment portfolio decreased by $23,069, or 4.5%, as a result of the sale of available for sale equity securities of approximately $12,266 coupled with the maturity of securities of $11,484 during the quarter. Approximately 11.3% of the investment portfolio is categorized as "Available for Sale", compared to 10.9%, at December 31, 1994.

Property and equipment decreased by $483, or 1.5%, from $32,734 at December 31, 1994 to $32,251 at March 31, 1995. The decrease is entirely attributable to the sale of a building as a result of branch consolidations and the writedown of buildings in anticipation of sale.

Accrued interest receivable decreased by $2,905, or 21.7%, as a result of the timing of interest payments.

Other assets decreased from $21,794 at December 31, 1994 to $17,615 at March 31, 1995, a decrease of $4,179, or 19.2%. The decrease is primarily attributable to a decline in the deferred tax asset of $2,700, along with the amortization of prepaid expenses and intangible assets of $820 and $545 respectively.

Total deposits at March 31, 1995 decreased by $43,439, or 3.6%, from $1,199,733 at December 31, 1994 to $1,156,294 at March 31, 1995. The deposit outflow was caused by increased competition from mutual funds and other financial institutions. Non-interest bearing deposits totalled 17.4% of deposits on March 31, 1995.

Federal Funds purchased increased by $39,359 at March 31, 1995 in order to meet short-term liquidity needs.

Other liabilities decreased $15,843, or 72%, from $22,016 at December 31, 1994 to $6,173 at March 31, 1995. The decrease is attributable to the repayment of a $16,275 note payable arising from the December closing of the Shopper acquisition. Cash payment took place in January 1995 in settlement of the note.

At the end of the reporting period, the Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations. The capital ratios for HUBCO, Inc. and subsidiaries at March 31, 1995, and the minimum regulatory requirements for such capital ratios are as follows:



                                               Ratios at          1995 Minimum
                                             March 31, 1995       Requirements*
                                             --------------       -------------
Tier I Risk-Based Capital Ratio ..........       13.07%               6.0%
Total Risk-Based Capital Ratio ...........       18.83%              10.0%
Leverage Capital Ratio ...................        6.74%               5.0%

- -----------

* For qualification as a well-capitalized institution.

Item 5:  Other Information

1) In February 1995, the Company and Hudson United Bank (the "Bank") signed a definitive agreement to merge Urban National Bank into Hudson United Bank. Under the terms of the Agreement, Urban shareholders will receive 2.170 shares of HUBCO Common Stock in exchange for each of Urban's shares subject to adjustment in certain circumstances. The transaction will be accounted for under a pooling of interests. The merger is subject to approval by federal and state bank regulatory authorities and the shareholders of HUBCO and Urban. The merger is expected to close in the third quarter of 1995. The merger agreement provides that if Urban enters in an acquisition transaction with a third party acquiror, the third party acquiror will be responsible to pay HUBCO, Inc. a break-up fee.

2) On April 5, 1995 HUBCO completed its acquisition of Jefferson National Bank which added four branches in Passaic County. The acquisition was accounted for under a pooling of interests.

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

     (2) Agreement and Plan of Merger, dated February 14, 1995, among Urban National Bank, HUBCO, Inc. and Hudson United Bank. (Incorporated by reference from the Company's Current Report on Form 8-K filed February 23, 1995.)

     (3)(i) The Certificate of Incorporation of HUBCO, Inc. filed May 5, 1982 and amendments to the Certificate of Incorporation, dated November 22, 1983, January 30, 1984, January 11, 1985, July 17, 1986, March 25, 1987, April 26,
1991, November 26, 1991, March 25, 1992, May 17, 1993 and January 4, 1995.
(Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibit (3i).)

     (3)(ii) The By-Laws of HUBCO, Inc. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibit (3ii).)


(b)      Reports on Form 8-K

     (1) On February 23, 1995, HUBCO filed a Form 8-K to announce that it had entered into a definitive agreement with Urban National Bank pursuant to which Urban National Bank would be merged with and into Hudson United Bank, the registrant's commercial bank subsidiary. Under the terms of the agreement, shareholders of Urban National Bank will receive 2.17 shares of HUBCO common stock in exchange for each of the 984,372 Urban shares outstanding. The exchange ratio will be adjusted in certain circumstances. The merger agreement provides that if Urban enters in an acquisition transaction with a third party acquiror, the third party acquiror will be responsible to pay HUBCO, Inc. a break-up fee.

     (2) On March 6, 1995, HUBCO filed a Form 8-K containing pro-forma financials with respect to Jefferson National Bank and Urban National Bank along with Urban financial statements.

     (3) On April 19, 1995, HUBCO filed a Form 8-K to report the consummation on April 5, 1995 of the merger of Jefferson National Bank into Hudson United Bank with Jefferson's year-end audited financial statements attached. This Form 8-K was amended by Form 8-K/A on April 25, 1995 to include the Consent of Arthur Andersen LLP dated April 21, 1995.

     (4) On April 21, 1995, HUBCO filed a Form 8-K to report that on April 18, 1995 HUBCO issued a press release reporting its earnings for the first quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HUBCO, Inc.



      May 12, 1995                        /S/  KENNETH T. NEILSON
      -------------------------------     -----------------------------------
      Date                                Kenneth T. Neilson
                                          President & Chief Executive Officer




      May 12, 1995                        /S/  CHRISTINA L. MAIER
      -------------------------------     -----------------------------------
      Date                                Christina L. Maier
                                          Assistant Treasurer