Form 10-Q
period 1995-06-30
HUBCO INC
filed 1995-08-15
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-Q

(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------

                        Commission File Number 0-010699

                                  HUBCO, INC.
                                  -----------
             (Exact name of registrant as specified in its charter)

                   New Jersey                         22-2405746
                   ----------                         ----------
         (State of other jurisdiction of           (I.R.S. Employer
          incorporation or organization)         Identification Number)

               1000 MacArthur Blvd
                Mahwah, New Jersey                       07430
                ------------------                       -----
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

       13,110,947 shares, no par value, outstanding as of July 31, 1995.

                          HUBCO, INC. AND SUBSIDIARIES

                                     INDEX
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
           Consolidated Balance Sheets
           June 30, 1995 and December 31, 1994.........................        1

         Consolidated Statements of Income
           Six Months Ended June 30, 1995
           and June 30, 1994...........................................        2

         Consolidated Statements of Income
           Three Months Ended June 30, 1995
           and June 30, 1994...........................................        3

         Consolidated Statements of Cash Flows
           Six Months ended June 30, 1995
           and June 30, 1994...........................................        4

         Asset Quality Schedule--Quarterly Recaps .....................        5

         S.E.C. Guide 3--Item IV
           Summary of loan loss experience.............................        6

         Notes to Consolidated Financial Statements....................      7-8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............     9-14

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................       15

         Signatures....................................................       16

                                                                          Page 1

HUBCO, Inc. and Subsidiaries
PART I. FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                             June 30               December 31
                                                                                               1995                   1994
                                                                                            ----------             ----------
                                                                                                       (Unaudited)
ASSETS
Cash and due from banks ...............................................................     $   69,453             $   71,687
Investment Securities (Note--B)
  Available for Sale, at market value
    (amortized cost of $97,625 and $115,062
    in 1995 and 1994, respectively) ...................................................         99,180                112,006
  Held to maturity, at amortized cost (market value
    of $512,866 and $537,090 for 1995 and 1994, respectively) .........................        511,100                562,567
                                                                                            ----------             ----------
                                                                                               610,280                674,573
Federal funds sold and securities purchased under agreements to resell ................         17,900                 23,640

Loans:
  Real estate-mortgage ................................................................        442,717                485,660
  Commercial and financial ............................................................        233,683                215,036
  Consumer credit .....................................................................        128,227                110,160
  Credit Card .........................................................................         55,765                 67,577
                                                                                            ----------              ---------
                                                                                               860,392                878,433
Less:

  Allowance for possible loan losses ..................................................         16,718                 16,559
  Deferred loan fees ..................................................................          1,377                  1,149
  Unearned income .....................................................................          3,485                  3,037
                                                                                            ----------             ----------
    NET LOANS .........................................................................        838,812                857,688
                                                                                            ----------             ----------

Property and equipment, net ...........................................................         33,638                 35,330
Other real estate .....................................................................          5,828                  6,550
Accrued interest receivable ...........................................................         15,255                 16,072
Other assets ..........................................................................         20,275                 24,285
                                                                                            ----------             ----------
   TOTAL ASSETS .......................................................................     $1,611,441             $1,709,825
                                                                                            ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
   Non-interest bearing ...............................................................     $  269,505             $  278,753
   Interest bearing ...................................................................      1,147,465              1,212,839
                                                                                            ----------             ----------
   TOTAL DEPOSITS .....................................................................      1,416,970              1,491,592
                                                                                            ----------             ----------

Federal funds purchased and securities sold under agreements to repurchase ............         37,550                 48,964
Treasury tax and loan note ............................................................          3,806                  2,865
Accrued taxes and other liabilities ...................................................          6,405                 25,504
                                                                                            ----------             ----------
   TOTAL LIABILITIES ..................................................................      1,464,731              1,568,925
                                                                                            ----------             ----------

Subordinated Debt .....................................................................         25,000                 25,000

Stockholders' equity:
  Preferred Stock-Series A, no par value; authorized
    3,300,000 shares, issued 797,811 shares; outstanding 77,191 shares (1995)
    and 788,811 shares (1994) .........................................................          2,141                 19,147
  Common stock, no par value, issued and outstanding
    13,121,237 shares (1995); issued
    13,145,059 shares and outstanding 12,355,391 shares (1994) ........................         23,330                 23,372
Capital in excess of par ..............................................................         50,014                 50,058
Retained earnings .....................................................................         47,335                 39,199
Treasury stock, at cost, 0 and 179,826 common shares
  in 1995 and 1994, respectively, and 12,000 and 9,000 Preferred
  shares in 1995 and 1994 respectively ................................................           (261)               (11,723)
Unearned Compensation-Restricted stock awards .........................................           (974)                (1,266)
Unrealized gain/(loss) on investment securities
  available for sale, net of income taxes .............................................            125                 (2,887)
                                                                                            ----------             ----------
   TOTAL STOCKHOLDERS' EQUITY .........................................................        121,710                115,900
                                                                                            ----------             ----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .............................................     $1,611,441             $1,709,825
                                                                                            ==========             ==========

See notes to consolidated financial statements



HUBCO, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands)
                                                                                              SIX MONTHS ENDED JUNE 30
                                                                                            ---------------------------
                                                                                            1995                   1994
                                                                                            ----                   ----
                                                                                                    (Unaudited)
INTEREST INCOME
Interest & fees on loans:
 Taxable .............................................................................    $40,354                 $27,181
 Tax exempt ..........................................................................        153                     195
                                                                                          -------                 -------
                                                                                           40,507                  27,376
                                                                                          -------                 -------
Interest & dividends on securities:

 Taxable .............................................................................     19,372                  16,802
 Tax exempt ..........................................................................        571                     854
                                                                                          -------                 -------
                                                                                           19,943                  17,656
                                                                                          -------                 -------
Interest on federal funds sold .......................................................        574                     571
                                                                                          -------                 -------
    TOTAL INTEREST INCOME ............................................................     61,024                  45,603
                                                                                          -------                 -------
INTEREST EXPENSE
 Interest on deposits:
  Savings deposits ....................................................................     9,453                   7,927
  Time deposits .......................................................................     8,272                   4,600
 Interest on borrowings ...............................................................     2,461                   1,317
                                                                                          -------                 -------
    TOTAL INTEREST EXPENSE ...........................................................     20,186                  13,844
                                                                                          -------                 -------
    NET INTEREST INCOME ..............................................................     40,838                  31,759
                                                                                          -------                 -------

Provision for possible loan losses ...................................................      2,100                   1,115
                                                                                          -------                 -------

    NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES .....................     38,738                  30,644

NON-INTEREST INCOME
 Trust department income .............................................................        329                     309
 Service charges on deposit accounts .................................................      4,657                   4,162
 Securities gains/(losses) ...........................................................        564                     (85)
 Other income ........................................................................      2,594                   1,117
                                                                                          -------                 -------
                                                                                            8,144                   5,503
                                                                                          -------                 -------
                                                                                           46,882                  36,147
                                                                                          -------                 -------
OPERATING EXPENSES
  Salaries ...........................................................................     11,497                   8,463
  Pension and other employee benefits ................................................      4,849                   3,673
  Occupancy expense of property ......................................................      3,205                   2,540
  Equipment expense ..................................................................      2,141                   1,130
  Other operating expenses ...........................................................     10,099                   6,916
                                                                                          -------                 -------
                                                                                           31,791                  22,722
                                                                                          -------                 -------
     INCOME BEFORE INCOME TAXES ......................................................     15,091                  13,425

     INCOME TAXES--Federal ...........................................................      2,785                   3,871
                   State .............................................................        902                   1,091
                                                                                          -------                 -------
                                                                                            3,687                   4,962
                                                                                          -------                 -------
     NET INCOME ......................................................................    $11,404                 $ 8,463
                                                                                          =======                 =======
INCOME PER COMMON SHARE:
   Primary ...........................................................................    $   .88                 $   .68
   Fully Diluted .....................................................................    $   .85                 $   .68
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Common ............................................................................     12,371                  12,506
   Preferred .........................................................................        683                      --

  See notes to consolidated financial statements


                                                                                Page 3

HUBCO, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands)
                                                                                            THREE MONTHS ENDED JUNE 30
                                                                                           ----------------------------
                                                                                           1995                    1994
                                                                                           ----                    ----
                                                                                                   (Unaudited)
INTEREST INCOME
 Interest & fees on loans:
 Taxable .............................................................................    $20,418                 $13,790
 Tax exempt ..........................................................................         75                     140
                                                                                          -------                 -------
                                                                                           20,493                  13,930
                                                                                          -------                 -------
Interest & dividends on securities:
 Taxable .............................................................................      9,501                   8,773
 Tax exempt ..........................................................................        253                     471
                                                                                          -------                 -------
                                                                                            9,754                   9,244
                                                                                          -------                 -------
Interest on federal funds sold .......................................................        254                     328
                                                                                          -------                 -------
    TOTAL INTEREST INCOME ............................................................     30,501                  23,502
                                                                                          -------                 -------
INTEREST EXPENSE
 Interest on deposits:
 Savings deposits ....................................................................      4,624                   4,257
 Time deposits .......................................................................      4,449                   2,277
 Interest on borrowings ..............................................................      1,121                     643
                                                                                          -------                 -------
    TOTAL INTEREST EXPENSE ...........................................................     10,194                   7,177
                                                                                          -------                 -------
    NET INTEREST INCOME ..............................................................     20,307                  16,325
                                                                                          -------                 -------
Provision for possible loan losses ...................................................      1,050                     515
                                                                                          -------                 -------
    NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES .....................     19,257                  15,810
NON-INTEREST INCOME
 Trust department income .............................................................        181                     136
 Service charges on deposit accounts .................................................      2,321                   2,170
 Securities losses ...................................................................        (25)                    (86)
 Other income ........................................................................      1,484                     570
                                                                                          -------                 -------
                                                                                            3,961                   2,790
                                                                                          -------                 -------
                                                                                           23,218                  18,600
                                                                                          -------                 -------
OPERATING EXPENSES
  Salaries ...........................................................................      6,059                   4,260
  Pension and other employee benefits ................................................      2,569                   1,794
  Occupancy expense of property ......................................................      2,208                   1,300
  Equipment expense ..................................................................      1,034                     576
  Other operating expenses ...........................................................      4,610                   3,911
                                                                                          -------                 -------
                                                                                           16,480                  11,841
                                                                                          -------                 -------
    INCOME BEFORE INCOME TAXES .......................................................      6,738                   6,759
    INCOME TAXES--Federal ............................................................        319                   1,870

                  State ..............................................................        495                     569
                                                                                          -------                 -------
                                                                                              814                   2,439
                                                                                          -------                 -------
    NET INCOME                                                                            $ 5,924                 $ 4,320
                                                                                          =======                 =======
INCOME PER COMMON SHARE:
   Primary ...........................................................................    $   .46                 $   .35
   Fully Diluted .....................................................................    $   .45                 $   .35
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Common ............................................................................     12,323                  12,483
   Preferred .........................................................................        624                      --

  See notes to consolidated financial statements


                                                                          Page 4

HUBCO, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                     Six Months Ended
                                                                                         June 30
                                                                                   ---------------------
                                                                                   1995             1994
                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................................    $ 11,404         $  8,463
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for possible loan losses .................................       2,100            1,115
        Provision for depreciation and amortization ........................       3,263            1,392
        Amortization of security premiums ..................................       1,429            1,209
        Accretion of security discount .....................................        (566)            (212)
        Realized security (gains)/losses ...................................        (565)              85
        Loss on sale of fixed assets .......................................         225               --
        Deferred income taxes ..............................................         640              649
      Decrease (increase) in interest receivable ...........................         817           (2,193)
      Increase in interest payable .........................................          76              741
      (Decrease) increase in accrued taxes and other
        liabilities ........................................................     (19,088)             184
      Decrease (increase) in other assets ..................................       2,638           (7,173)
                                                                                --------         --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES .....................       2,373            4,260
                                                                                --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities .......................................      12,266            8,544
   Proceeds from maturities of securities ..................................      59,748           73,374
   Proceeds from sale of equipment .........................................       1,533               --
   Net cash acquired from acquisitions .....................................          --          110,257
   Net cash paid for acquisitions ..........................................          --           (6,180)
   Net decrease in loans ...................................................      16,776            8,801
   Purchase of securities ..................................................      (6,881)        (217,193)
   Purchases of premises and equipment .....................................        (188)          (6,057)
   Increase in other real estate ...........................................         722            1,400
                                                                                --------         --------
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...........      83,976          (27,054)
                                                                                --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits,
      NOW accounts and savings accounts ....................................     (82,287)          12,852
   Net increase (decrease) in certificates
      of deposit ...........................................................       7,665           (3,728)
   Net decrease in federal funds
      purchased and securities sold under
      agreements to repurchase .............................................     (11,414)         (11,147)
   Subordinated Debt                                                                  --           25,000
   Cash dividends ..........................................................      (3,502)          (1,558)
   Purchase of treasury stock ..............................................      (4,785)          (5,298)
                                                                                --------         --------
             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...........     (94,323)          16,121
                                                                                --------         --------
             DECREASE IN CASH AND CASH EQUIVALENTS .........................      (7,974)          (6,673)
             CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............      95,327           97,523
                                                                                --------         --------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................    $ 87,353         $ 90,850
                                                                                ========         ========



HUBCO, Inc. and Subsidiaries

ASSET QUALITY SCHEDULE--QUARTERLY RECAP
(In Thousands)

                                                                  6/30/95          3/31/94         12/31/94              9/30/94
                                                                  -------          -------         --------              -------
Non-Accruing Loans:
   Commercial ................................................    $ 7,442          $ 7,509          $ 8,176              $ 8,187
   Real Estate ...............................................      8,681            9,284           10,665               15,040
   Consumer Loans ............................................        647              439              615                  605
   Credit Cards ..............................................        448              398               --                   --
                                                                  -------          -------          -------              -------
     Total Non-Accruing Loans ................................     17,218           17,630           19,456               23,832
                                                                  -------          -------          -------              -------
Renegotiated Loans ...........................................      1,359              538              669                  855
                                                                  -------          -------          -------              -------
     Total Non-Performing Loans ..............................     18,577           18,168           20,125               24,687
Other Real Estate ............................................      5,828            6,222            6,550                5,963
                                                                  -------          -------          -------              -------
     Total Non-Performing Assets .............................    $24,405          $24,390          $26,675              $30,650
                                                                  =======          =======          =======              =======
Non-Accruing Loans to Total
   Loans, Net ................................................       2.01%            2.06%            2.23%                2.97%
Non-Performing Loans to Total Loans, Net .....................       2.17             2.12             2.30                 3.07
Non-Performing Assets to Total Assets ........................       1.51             1.45             1.56                 1.78
Non-Performing Assets to Total Loans, Net Plus
   Other Real Estate .........................................       2.83             2.83             3.03                 3.79

Loans Past Due 90 Days or More and Accruing:
   Commercial ................................................    $   467          $   799          $ 1,100              $ 1,307
   Real Estate ...............................................      3,121            3,153            1,573                3,075
   Installment ...............................................        177              169               51                  190
   Credit Cards ..............................................        383              458              644                   --
                                                                  -------          -------          -------              -------
      Total ..................................................    $ 4,148          $ 4,579          $ 3,368              $ 4,572
                                                                  =======          =======          =======              =======


HUBCO, Inc. and Subsidiaries
S.E.C. GUIDE 3 ITEM IV
SUMMARY OF LOAN LOSS EXPERIENCE

                                                                                  Summary of Activity in the Allowance,
                                                                                      Broken Down by Loan Category
                                                                                  -------------------------------------
                                                                                 Six Months                       Year
                                                                                   Ended                          Ended
                                                                                  6/30/95                       12/31/94
                                                                                  --------                       --------
                                                                                        (In Thousands of Dollars)

Amount of Loans Outstanding ................................................      $860,392                      $878,433
                                                                                  ========                      ========

Daily Average Amount of Loans ..............................................      $856,986                      $744,257
                                                                                  ========                      ========

Balance of Allowance for Possible Loan Losses at Beginning of Period .......      $ 16,559                      $ 14,109

Loans Charged Off:
  Commercial, Financial, and Agricultural ..................................        (1,624)                         (653)
  Real Estate--Mortgage ....................................................          (271)                       (5,833)
  Installment ..............................................................          (369)                         (321)
  Credit Card ..............................................................          (559)                           (3)
                                                                                  ---------                     ---------
     Total Loans Charged Off ...............................................        (2,823)                       (6,810)
                                                                                  ---------                     ---------
Recoveries of Loans Previously Charged Off:
  Commercial, Financial, and Agricultural ..................................            85                           660
  Real Estate--Mortgage ....................................................           259                           129
  Installment ..............................................................            83                           204
  Credit Card ..............................................................           455                            --
                                                                                  --------                      --------
     Total Recoveries ......................................................           882                           993
                                                                                  --------                      --------
Net Loans Charged Off ......................................................        (1,941)                       (5,817)
Addition to Allowance Charged to Operations ................................         2,100                         3,550
Additions Acquired Through Acquisitions ....................................            --                         4,717
                                                                                  --------                      --------
Balance at End of Period ...................................................      $ 16,718                      $ 16,559
                                                                                  ========                      ========
Ratio of Net Loans Charged-Off During Period to Average Loans Outstanding ..           .45%                          .78%


HUBCO, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-Q and Rule l0-0l of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to complete financial statements. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals, considered necessary to a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

Effective April 5, 1995, the Company acquired Jefferson National Bank and effective June 30, 1995, the Company acquired Urban National Bank. These acquisitions have been accounted for under the pooling-of-interests method of accounting and, accordingly, all prior period financial statements have been restated.

NOTE B--SECURITIES

The amortized cost and estimated market value of securities are summarized as follows:



                                                                                   June 30, 1995
                                                -----------------------------------------------------------------------------------
                                                                                   Gross Unrealized                       Estimated
                                                 Amortized                  -----------------------------                   Market
                                                   Cost                      Gains                (Losses)                  Value
                                                 --------                   -------               --------                --------
Available for Sale
  U.S. Government ...........................    $ 57,382                    $  340               ($  195)                $ 57,527
  U.S. Government agencies ..................      30,304                       211                  (424)                  30,091
  Equity securities .........................       9,939                     1,662                   (39)                  11,562
                                                 --------                    ------               --------                --------
                                                 $ 97,625                    $2,213               ($  658)                $ 99,180
                                                 ========                    ======               ========                ========


                                                                                   June 30, 1995
                                                -----------------------------------------------------------------------------------
                                                                                   Gross Unrealized                       Estimated
                                                 Amortized                  -----------------------------                   Market
                                                   Cost                      Gains                (Losses)                  Value
                                                 --------                   -------               --------                --------
Held to Maturity
  U.S. Government ...........................    $211,258                    $2,647               ($  339)                $213,566
  U.S. Government agencies ..................     275,547                     2,501                (3,176)                 274,872
  State and political subdivisions ..........      19,417                       122                  (101)                  19,438
  Other securities ..........................       4,878                       150                   (18)                   5,010
                                                 --------                    ------                -------                --------
                                                 $511,100                    $5,420               ($3,634)                $512,886
                                                 ========                    ======               ========                ========

                                                                                Page 8



                                                                                   December 31, 1994
                                                -----------------------------------------------------------------------------------
                                                                                   Gross Unrealized                       Estimated
                                                 Amortized                  -----------------------------                   Market
                                                   Cost                      Gains                (Losses)                  Value
                                                 --------                   -------               --------                --------
Available for Sale
  U.S. Government ...........................    $ 51,455                   $    11               ($  935)                $ 50,531
  U.S. Government Agencies ..................      53,480                        --                (3,412)                  50,068
  States and Political Subdivisions .........         580                        --                    (2)                     578
  Other debt securities .....................       1,000                        --                    --                    1,000
  Equity securities .........................       8,547                     1,405                  (123)                   9,829
                                                 --------                   -------               -------                 --------
                                                 $115,062                   $ 1,416               ($4,472)                $112,006
                                                 ========                   =======               ========                ========


                                                                                   December 31, 1994
                                                -----------------------------------------------------------------------------------
                                                                                   Gross Unrealized                       Estimated
                                                 Amortized                  -----------------------------                   Market
                                                   Cost                      Gains                (Losses)                  Value
                                                 --------                   -------               --------                --------
Held to Maturity
  U.S. Government ...........................    $246,476                   $     4              ($ 6,764)                $239,716
  U.S. Government Agencies ..................     276,147                   $    35               (18,002)                 258,180
  States and Political Subdivisions .........      33,986                        58                  (631)                  33,413
  Other securities ..........................       5,958                        20                  (197)                   5,781
                                                 --------                   -------              --------                 --------
                                                 $562,567                   $   117              $(25,594)                $537,090
                                                 ========                   =======              ========                 ========

                                                                          Page 9
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes. Unless otherwise noted, all dollar amounts, other than per share information, are presented in thousands.

As of April 5, 1995, the Company acquired Jefferson National Bank ("Jefferson"), which added four branches in Passaic County to Hudson United Bank. Under the terms of the acquisition agreement, Jefferson's stockholders received approximately 2.698 shares of HUBCO common stock in exchange for each common share of Jefferson, resulting in the issuance of 609,842 shares of HUBCO stock. The acquisition was accounted for as a pooling-of-interests.

On June 30, 1995, the Company merged Urban National Bank ("Urban") into Hudson United Bank. Under the terms of the merger agreement, Urban shareholders received 2.170 shares of HUBCO common stock in exchange for each Urban share, resulting in the issuance of 2,135,175 shares of HUBCO stock. The transaction was accounted for as a pooling-of-interests.

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

The balance sheet and income statement comparisons are influenced by the transactions mentioned above. On October 13, 1994, HUBCO announced that its Board of Directors had approved a 3 for 2 stock split payable January 14, 1995 to record holders of HUBCO common stock as of January 3, 1995. As a result, all share data has been retroactively restated. In addition, prior period financial statements have been restated for the effect of the Jefferson and Urban acquisitions described above.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 and June 30, 1994

For the three month period ended June 30, 1995, the Company earned net income of $5,924, or $.45 per share on a fully diluted basis, compared to $4,320, or $.35 per share, for the same period in 1994. The increase in earnings of $1,604, or 37.1%, is the result of a non-recurring decrease in income taxes of $1,625, or 66.6%. Income before income taxes decreased by $21, or 0.3%, compared to the same period in 1994.

Interest income of $30,501 for the quarter ended June 30, 1995 represents an increase of $6,999, or 29.8%, from the $23,502 reported for the same period in 1994. The increase is due primarily to a $6,563, or 47.1%, increase in interest and fees on loans. The loan portfolio for the second quarter of 1995 averaged $851,896, compared to average outstanding of $656,740 for the second quarter of 1994. The increase in volume of $195,156, or 29.7%, generated approximately two-thirds, or $4,137, of the increased loan earnings and an increase in yield contributed the remainder. The increased average loan volume resulted from the loans acquired from Washington and the credit card receivables from Shoppers. Overall, average earning assets increased to $1,501,984 during the second quarter of 1995 from $1,341,789 for the same period in 1994, an increase of $160,195, or 11.9%. The yield on average earning assets on a fully taxable equivalent basis increased 107 basis points from 7.10% for the second quarter of 1994 to 8.17% for the second quarter of 1995.

Interest expense for the three month period ended June 30, 1995 increased by $3,017, or 42.0%, over the comparable period in 1994. Specifically, interest on deposits increased by $2,539, or 38.9%, while interest on borrowings increased by $478, or 74.3%. Deposit interest increased as a result of an increase of $128,567, or 12.5%, in average interest bearing deposits generated by the acquired Polifly and Washington deposits coupled with an increase in average deposit rates of 59 basis points, from 2.54% for the second quarter of 1994 to 3.13% for the second quarter of 1995. Interest on borrowings increased as a result of the repricing of the Company's interest rate swap, as well as an increase in the volume of borrowings based on liquidity needs.

The provision for possible loan losses increased by $535, or 103.9%, from $515 for the three month period ended June 30, 1994, to $1,050 for the second quarter of 1995. During 1995, the provision has been maintained to allow flexibility in disposing of problem loans and other real estate including those arising from recent acquisitions.

Non-interest income increased to $3,961 for the three month period ended June 30, 1995 from $2,790 for the same period in 1994, an increase of $1,171, or 42.0%. Service charges on deposit accounts increased by $151, or 7.0%, as a result of the increased deposit volume generated by the 1994 acquisitions. Other income increased by $914, or 160.4%, as a result of the fees generated by Shoppers ($826) and by the Company's recently established International Department ($122).

Operating expenses increased by $4,639, or 39.2%, from $11,841 for the three month period ended June 30, 1994 to $16,480 for the second quarter in 1995. More than one-half of the total increase is attributable to an increase of $2,574, or 55.5%, in salaries and benefits arising primarily from the additional staff required to run the Polifly and Washington branches and the Shoppers operation. This also includes severance and phase-out expenses for staff which were not retained. Occupancy expense increased by $908, or 69.8%, as a result of the additional twelve branches acquired in 1994, the Shoppers' rental expense under an old lease agreement which expires 12/31/95 and will not be renewed, and the costs associated with operating the Company's new corporate headquarters while continuing to maintain the old headquarters building. Equipment expense increased by $458, or 79.5%, due primarily to the equipment needs of the additional branches, the Shoppers computer expenses and the Company's new Imaged item processing system. Other operating expenses increased from $3,911 for the second quarter of 1994 to $4,610 for the same period in 1995. The increase of $699 or 17.9%, is primarily attributable to an increase in FDIC insurance expense arising from the additional deposits acquired from Polifly and Washington, and from increased intangible asset amortization resulting from the Polifly core deposit and the Washington goodwill.

Income taxes (state and federal) for the three month period ended June 30, 1995, decreased by $1,625, or 66.6% from the comparable period in 1994. The tax reduction is the result of the reversal of tax reserves no longer deemed necessary primarily as a result of an I.R.S. settlement covering the tax years of 1991, 1992 and 1993, which was finalized during the second quarter of 1995. The reversal included credits to the provision for federal income taxes totaling $1,966.

Six Months Ended June 30, 1995 and June 30, 1994

For the six month period ended June 30, 1995, the Company earned net income of $11,404, or $.85 per share on a fully diluted basis compared to $8,463, or $.68 per share for the same period in 1994. The increase in earnings of $2,941, or 34.8%, is primarily attributable to improvements in net interest income and non-interest income and to a non-recurring reduction in federal income taxes. Net income before taxes increased by $1,666, or 12.4%, from $13,425 for the six-month period ended June 30, 1994 to $15,091 for the comparable period in 1995.

Interest income for the six-month period ended June 30, 1995, increased by $15,421, or 33.8%, over the comparable period in 1994. The increase is due to an increase in average earning assets of $196,880, or 14.9%, coupled with an increase in yield from 6.97% (FTE) in 1994 to 8.07% (FTE) in 1995. The increased volume is primarily a result of the loans and securities acquired in the Washington and Shoppers transactions. The increased yield results from increased market rates, most notably prime based loans.

Interest expense for the six-month period ended June 30, 1995, increased to $20,186 from $13,844 for the same period in 1994, an increase of $6,342, or 45.8%. Of the total increase, $5,198 represents additional deposit interest and results from an increase of $182,567, or 18.3%, in average interest bearing deposits coupled with an increase of 50 basis points in average rate, from 2.51% in 1994 to 3.01%, in 1995. The increased volume is a result of the deposits acquired in the Polifly and Washington transactions. The increase of $1,144, or 86.9% in interest on borrowings is primarily attributable to the increase in volume of fed funds purchased and reverse repurchase agreements, which were entered into to meet short-term liquidity needs, and to the repricing of the Company's interest rate swap.

Overall, the net interest margin increased from 4.88% for the six-month period ended June 30, 1994 to 5.42% for the same period in 1995 as a result of changes in market rates and the related impact on the new mix of assets and liabilities created by the acquired institutions.

The provision for possible loan losses was increased by $985, or 88.3%, as a result of managements' analysis of the allowance level and its adequacy, specifically in regard to the non-performing loans acquired.

Non-interest income increased to $8,144 for the six-month period ended June 30, 1995 from $5,503 for the comparable period in 1994. The increase of $2,641, or 48.0% includes a securities gain of $564 in 1995, compared to a loss of $85 in 1994. Excluding securities transactions, the 1995 increase is $1,992, or 35.6%, and results primarily from increased deposit service charges of $495 generated by the additional deposit volume and from increases in fees on Shoppers credit card services and international services of $1,485 and $159, respectively.

Operating expenses increased by $9,069, or 40.0%, from $22,722 for the six-month period in 1994 to $31,791 in 1995. Salaries and benefits increased by $4,210, or 34.7%, as a result of the additional personnel required due to growth through acquisitions, annual salary increases of approximately 3.0%, additional payroll taxes and employer 401k contributions, and an increase in the Company's performance bonus accrual due to higher earnings. Occupancy expense increased by $665, or 26.2%, as a result of the twelve additional branches, the Shoppers' lease agreement and the carrying of two headquarters buildings until the Union City facility is sold or disposed of. Equipment expense increased by $1,011, or 89.5%, as a result of the additional equipment needs of the acquired institutions, Shoppers' computer expenses and the Imaged item processing system. Other operating expenses increased by $3,183, or 46.0%, primarily as a result of acquisition-related expenses including increases in consulting fees ($200), FDIC insurance ($493), and amortization of core deposit ($463), and goodwill ($472). Costs associated with the Jefferson and Urban acquisitions, including printing, legal, accounting, mailing, conversion and consulting fees, totaled approximately $848. Other increases include outside service fees operating supplies and telephone and postage expense, all of which also arose primarily from the additional costs associated with operating a larger franchise.

Income taxes (state and federal) for the six-month period ended June 30, 1995, decreased by $1,275, or 25.7%, over the comparable period in 1994. An increase to the provision based on an increase of $1,666 in income before income taxes was more than offset by credits to the provision totalling $2,076, which, as mentioned above, resulted primarily from reserve reversals following an I.R.S. settlement.

FINANCIAL CONDITION

Total assets at June 30, 1995 decreased by $98,384, or 5.8%, from December 31, 1994. The decrease is primarily attributable to a decrease in deposits of $74,622, or 5.0%, and to the cash payment of $16,275, in settlement of the Shoppers acquisition, which was a note payable at December 31, 1994.

The Company's Loan Portfolio decreased by $18,041, or 2.1% from $878,433 at December 31, 1994 to $860,392 at June 30, 1995. The decrease is primarily the result of a seasonal runoff in the credit card portfolio and payoffs on residential mortgage loans which are being reinvested in the commercial and consumer portfolios.

Total non-performing loans, which include non-accruing and renegotiated loans, decreased by $1,548, or 7.7%, primarily as a result of collection efforts. Other real estate decreased by $722, or 11.0%, as the result of sales of foreclosed properties in excess of new owned real estate.

Overall, asset quality ratios at June 30, 1995 improved compared with the ratios at December 31, 1994. As there was a decrease in net loans, the ratio improvements were generated by the reductions in non-performing assets (See Asset Quality Schedule on Page 5).

The allowance for possible loan losses increased from $16,559 at December 31, 1994 to $16,718 at June 30, 1995. The increase of $159, or 1.0%, results from a six-month provision of $2,100 which was largely offset by $1,941 in net charge-offs.

The securities portfolio decreased by $64,293, or 9.5%, from $674,573 at December 31, 1994 to $610,280 at June 30, 1995. The decrease is the result of the sale of available for sale securities of approximately $12,266 and maturities which exceeded purchases by $52,027. At June 30, 1995 and December 31, 1994, approximately 16.3% and 16.6%, respectively, of the portfolio was categorized as "Available for Sale".

Property and equipment decreased by $1,692, or 4.8% primarily as a result of the sale of two branch properties and the Company's former data processing facility.

Accrued interest receivable decreased by $817, or 5.1%, as a result of the decreases in the loan and securities portfolios.

Other assets decreased from $24,285 at December 31, 1994 to $20,275 at June 30, 1995, a decrease of $4,010, or 16.5%. The decrease is primarily attributable to decreases in suspense items and accounts receivable of $1,500 and $700, respectively, and to the amortization of intangible assets and prepaid expenses of $1,090 and $691, respectively.

Total deposits at June 30, 1995 decreased by $74,622, or 5.0%, from $1,491,592 at December 31, 1994 to $1,416,970 at June 30, 1995. The deposit outflow was caused primarily by cyclical changes in commercial deposit levels and by increased competition from mutual funds and other financial institutions.

The ratio of non-interest bearing deposits to total deposits increased to 19.0% at June 30, 1995 from 18.7% at December 31, 1994.

Federal Funds purchased and securities sold under agreement to repurchase decreased by $11,414, or 23.3%, as short-term liquidity needs eased and the Company repaid borrowings.

Other liabilities decreased $19,099, or 74.9%, from $25,504 at December 31, 1994 to $6,405 at June 30, 1995. The decrease is primarily attributable to the repayment of a $16,275 note payable arising from the December closing of the Shoppers acquisition, for which cash payment took place in January 1995. In addition, accrued expenses were reduced by approximately $1,900 as obligations were paid.

At the end of the reporting period, the Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations. The capital ratios for HUBCO, Inc. at June 30, 1995, and the minimum regulatory requirements for such capital ratios are as follows:

                                              Ratios at           1995 Minimum
                                            June 30, 1995         Requirements*
                                            -------------         -------------
Tier I Risk-Based Capital Ratio .........       12.89%                 6.0%
Total Risk-Based Capital Ratio ..........       17.00%                10.0%
Leverage Capital Ratio ..................        7.00%                 5.0%

-------------------------
* For qualification as a well-capitalized institution.

Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (10) Agreement and Plan of Merger, dated February 14, 1995, among Urban National Bank, HUBCO, Inc. and Hudson United Bank. (Incorporated by reference from the Company's Current Report on Form 8-K filed February 23, 1995.)

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

(b)  Reports on Form 8-K

     (1) On April 19, 1995, HUBCO filed a Form 8-K pursuant to Item 5 to report the consummation on April 5, 1995 of the merger of Jefferson National Bank into Hudson United Bank with Jefferson's year-end audited financial statements attached. This Form 8-K was amended by Form 8-K/A on April 25, 1995 to include the Consent of Arthur Andersen LLP dated April 21, 1995.

     (2) On April 21, 1995, HUBCO filed a Form 8-K pursuant to Item 5 to report that on April 18, 1995 HUBCO issued a press release reporting its earnings for the first quarter of 1995.

     (3) On July 3, 1995, HUBCO filed a Form 8-K pursuant to Item 5 to report the consummation on June 30, 1995 of the merger of Urban National Bank into Hudson United Bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HUBCO, Inc.

August 14, 1995                              /s/ KENNETH T. NEILSON
-------------------------------              -----------------------------------
Date                                         Kenneth T. Neilson
                                             President & Chief Executive Officer


August 14, 1995                              /s/ CHRISTINA L. MAIER
-------------------------------              ----------------------
Date                                         Christina L. Maier
                                             Assistant Treasurer