Form 10-Q
period 1995-09-30
HUBCO INC
filed 1995-11-14
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

   X
---------   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1995

                                       OR

---------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from                    to

                         Commission File Number 0-010699

                                   HUBCO, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New Jersey                            22-2405746
        ------------------------------             ---------------------
       (State of other jurisdiction of               (I.R.S. Employer
        incorporation or organization)             Identification Number)

              1000 MacArthur Blvd
               Mahwah, New Jersey                          07430
     --------------------------------------              ----------
     (Address of principal executive office)             (Zip Code)


                                 (201)-236-2600
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ---------------------------------------------------
              Former name, former address, and formal fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   Yes   X        No
                                        -----         -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

     13,110,482 shares, no par value, outstanding as of October 31, 1995.

                          HUBCO, INC. AND SUBSIDIARIES

                                      INDEX
                                                                           Page
                                                                          ------


PART I.  FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements
         Consolidated Balance Sheets
         September 30, 1995 and December 31, 1994.....................       1

         Consolidated Statements of Income
         Nine Months Ended September 30, 1995
         and September 30, 1994.......................................       2

         Consolidated Statements of Income
         Three Months Ended September 30, 1995
         and September 30, 1994.......................................       3

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1995
         and September 30, 1994.......................................       4

         Asset Quality Schedule - Quarterly Recaps....................       5

         S.E.C. Guide 3 - Item IV
         Summary of loan loss experience..............................       6

         Notes to Consolidated Financial Statements...................     7-8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................     9-14


PART II. OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K.............................       15

         Signatures...................................................       16

                                                                          Page 1
                          HUBCO, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                  September 30         December 31
                                                                      1995                1994
                                                                  ------------         -----------
                                                                             (Unaudited)
ASSETS
Cash and due from banks .......................................    $   68,608           $   71,687
Investment Securities (Note - B)
  Available for Sale, at market value
    (amortized cost of $123,309 and $115,062
    in 1995 and 1994, respectively) ...........................       126,665              112,006
  Held to maturity, at amortized cost(market value of
    $495,694 and $537,090 for 1995 and 1994, respectively) ....       496,818              562,567
                                                                   ----------           ----------
                                                                      623,483              674,573
Federal funds sold and securities
 purchased under agreements to resell .........................             0               23,640

Loans:
  Real estate--mortgage .......................................       428,208              485,660
  Commercial and financial ....................................       239,325              215,036
  Consumer credit .............................................       131,152              110,160
  Credit Card .................................................        53,983               67,577
                                                                   ----------           ----------
                                                                      852,668              878,433
Less:
  Allowance for possible loan losses ..........................        16,678               16,559
  Deferred loan fees ..........................................         1,273                1,149
  Unearned income .............................................         3,631                3,037
                                                                   ----------           ----------
                          NET LOANS ...........................       831,086              857,688
                                                                   ----------           ----------

Property and equipment, net ...................................        33,109               35,330
Other real estate .............................................         6,320                6,550
Accrued interest receivable ...................................        13,560               16,072
Other assets ..................................................        26,424               24,285
                                                                   ----------           ----------
                      TOTAL ASSETS ............................    $1,602,590           $1,709,825
                                                                   ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
   Non-interest bearing .......................................    $  282,180           $  278,753
   Interest bearing ...........................................     1,108,788            1,212,839
                                                                   ----------           ----------
                     TOTAL DEPOSITS ...........................     1,390,968            1,491,592
                                                                   ----------           ----------

Federal funds purchased and securities
 sold under agreements to repurchase ..........................        44,224               48,964
Treasury tax and loan note ....................................           999                2,865
Accrued taxes and other liabilities ...........................        16,425               25,504
                                                                   ----------           ----------
             TOTAL LIABILITIES ................................     1,452,616            1,568,925
                                                                   ----------           ----------
Subordinated Debt .............................................        25,000               25,000

Stockholders' equity:
Preferred Stock--Series A, no par value;
  authorized 3,300,000 shares, 797,811 shares issued
  and outstanding in 1994 .....................................             0               19,147
Common stock, no par value, issued and outstanding
  13,111,482 shares (1995); issued 13,145,059 shares
  and outstanding 12,355,391 shares (1994) ....................         23,330              23,372
Capital in excess of par ......................................         50,007              50,058
Retained earnings .............................................         50,626              39,199
Treasury stock, at cost, 33,577 and 179,826 common shares
  in 1995 and 1994, respectively, 0 and
  9,000 Preferred shares in 1995 and 1994 respectively ........           (101)            (11,723)
Unearned Compensation--Restricted stock awards ................           (829)             (1,266)
Unrealized gain/loss on investment securities
  available for sale, net of income taxes .....................          1,941              (2,887)
                                                                    ----------          ----------
          TOTAL STOCKHOLDERS' EQUITY ..........................        124,974             115,900
                                                                    ----------          ----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .....................     $1,602,590          $1,709,825
                                                                    ==========          ==========


See notes to consolidated financial statements

                                                                          Page 2
                          HUBCO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)


                                                           NINE MONTHS ENDED
                                                           -----------------
                                                             SEPTEMBER 30
                                                           -----------------
                                                            1995        1994
                                                            ----        ----
                                                               (Unaudited)

INTEREST INCOME
Interest & fees on loans:
 Taxable ...........................................      $60,225     $43,866
 Tax exempt ........................................          217         285
                                                          -------     -------
                                                           60,442      44,151
                                                          -------     -------
Interest & dividends on securities:
 Taxable ...........................................       28,620      27,719
 Tax exempt ........................................          814       1,269
                                                          -------     -------
                                                           29,434      28,988
                                                          -------     -------
Interest on federal funds sold .....................          935         761
                                                          -------     -------
      TOTAL INTEREST INCOME ........................       90,811      73,900
                                                          -------     -------
INTEREST EXPENSE
Interest on deposits:
 Savings deposits ..................................       13,920      14,056
 Time deposits .....................................       12,835       6,899
Interest on borrowings .............................        3,296       2,052
                                                          -------     -------
      TOTAL INTEREST EXPENSE .......................       30,051      23,007
                                                          -------     -------
      NET INTEREST INCOME ..........................       60,760      50,893
                                                          -------     -------
Provision for possible loan losses .................        3,150       2,250
                                                          -------     -------
      NET INTEREST INCOME AFTER PROVISION
        FOR POSSIBLE LOAN LOSSES ...................       57,610      48,643

NON-INTEREST INCOME
 Trust department income ...........................          532         460
 Service charges on deposit accounts ...............        6,903       6,795
 Securities gains/(losses) .........................          637         (85)
 Other income ......................................        5,069       1,618
                                                          -------     -------
                                                           13,141       8,788
                                                          -------     -------
OPERATING EXPENSES
  Salaries .........................................       16,908      12,855
  Pension and other employee benefits ..............        6,963       5,992
  Occupancy expense of property ....................        4,832       3,738
  Equipment expense ................................        3,232       2,072
  Other operating expenses .........................       14,187      11,575
                                                          -------     -------
                                                           46,122      36,232
                                                          -------     -------
        INCOME BEFORE INCOME TAXES .................       24,629      21,199

INCOME TAXES - Federal .............................        5,905       6,486
               State ...............................        1,347       1,546
                                                          -------     -------
                                                            7,252       8,032
                                                          -------     -------
      NET INCOME ...................................      $17,377     $13,167
                                                          =======     =======

INCOME PER COMMON SHARE:
   Primary .........................................      $  1.34     $  1.03
   Fully Diluted ...................................      $  1.31     $  1.02
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Common ..........................................       12,621      12,502
   Preferred .......................................          680         412

  See notes to consolidated financial statements

                                                                          Page 3
                          HUBCO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)

                                                           NINE MONTHS ENDED
                                                           -----------------
                                                             SEPTEMBER 30
                                                           -----------------
                                                            1995        1994
                                                           -----        ----
                                                               (Unaudited)
INTEREST INCOME
Interest & fees on loans:
 Taxable ...........................................       $19,996     $16,685
 Tax exempt ........................................            64          90
                                                           -------     -------
                                                            20,060      16,775
                                                           -------     -------
Interest & dividends on securities:
 Taxable ...........................................         9,248      10,917
 Tax exempt ........................................           243         415
                                                           -------     -------
                                                             9,491      11,332
                                                           -------     -------
Interest on federal funds sold .....................           361         190
                                                           -------     -------
      TOTAL INTEREST INCOME ........................        29,912      28,297
                                                           -------     -------
INTEREST EXPENSE Interest on deposits:
 Savings deposits ..................................         4,467       6,129
 Time deposits .....................................         4,563       2,299
Interest on borrowings .............................           835         735
                                                           -------     -------
      TOTAL INTEREST EXPENSE .......................         9,865       9,163
                                                           -------     -------
      NET INTEREST INCOME ..........................        20,047      19,134
                                                           -------     -------
Provision for possible loan losses .................         1,050       1,135
                                                           -------     -------
     NET INTEREST INCOME AFTER PROVISION
         FOR POSSIBLE LOAN LOSSES ..................        18,997      17,999

NON-INTEREST INCOME
 Trust department income ...........................           203         151
 Service charges on deposit accounts ...............         2,246       2,633
 Securities gains ..................................            73          --
 Other income ......................................         2,350         501
                                                           -------     -------
                                                             4,872       3,285
                                                           -------     -------
OPERATING EXPENSES
  Salaries .........................................         5,411       4,392
  Pension and other employee benefits ..............         2,114       2,319
  Occupancy expense of property ....................         1,627       1,198
  Equipment expense ................................         1,091         942
  Other operating expenses .........................         4,088       4,659
                                                           -------     -------
                                                            14,331      13,510
                                                           -------     -------
      INCOME BEFORE INCOME TAXES ...................         9,538       7,774

INCOME TAXES - Federal .............................         3,120       2,615
               State ...............................           445         455
                                                           -------     -------
                                                             3,565       3,070
                                                           -------     -------
                         NET INCOME ................       $ 5,973     $ 4,704
                                                           =======     =======
INCOME PER COMMON SHARE:
   Primary .........................................       $   .46     $   .35
   Fully Diluted ...................................       $   .46     $   .34
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Common ..........................................        13,112      12,497
   Preferred .......................................            --       1,222

  See notes to consolidated financial statements

                                                                        Page 4
                          HUBCO, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (NET)
                                 (in thousands)

                                                           Nine Months Ended
                                                             September 30
                                                          -------------------
                                                            1995        1994
                                                           -----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                              $ 17,377    $ 13,167
 Adjustments to reconcile net income to net
   cash provided by operating activities:
         Provision for possible loan losses ...........     3,150       2,250
         Provision for depreciation and amortization ..     4,656       2,521
         Amortization of security premiums ............     2,024       1,663
         Accretion of security discounts ..............      (850)       (430)
         Realized security (gains)/losses..............      (637)         85
         Gain on sale of fixed assets .................       232          --
         Deferred income taxes ........................       960         976
   Decrease (increase) in interest receivable .........     2,512        (229)
   (Decrease) increase in interest payable ............      (187)      1,011
   (Decrease) in accrued taxes and other
         liabilities ..................................   (12,928)     (4,751)
   (Increase) in other assets .........................    (4,278)     (4,298)
                                                         --------     -------
                NET CASH PROVIDED BY OPERATING
                  ACTIVITIES ..........................    12,031      11,965
                                                         --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities ...................    22,839      12,817
  Proceeds from maturities of securities ..............    96,884      98,140
  Proceeds from sale of equipment .....................     1,533          --
  Net cash acquired from acquisitions .................        --     117,407
  Net cash paid for acquisitions ......................        --     (26,660)
  Net decrease in loans ...............................    23,452      35,643
  Purchase of securities ..............................   (66,047)   (240,910)
  Purchases of premises and equipment .................    (1,925)     (8,758)
  Decrease in other real estate .......................       230       3,060
                                                         --------     -------
                NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES ................    76,966      (9,261)
                                                         --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in demand deposits, NOW accounts
     and savings accounts .............................  (122,407)     (32,016)
   Net increase (decrease) in certificates
     of deposit .......................................    21,783      (11,905)
   Net (decrease) increase in federal funds
     purchased and securities sold under
     agreements to repurchase .........................    (4,740)      13,813
   Subordinated Debt ..................................        --       25,000
   Cash dividends .....................................    (5,466)      (2,667)
   Purchase of treasury stock .........................    (4,886)      (5,298)
                                                         --------     --------
                NET CASH (USED IN) FINANCING
                  ACTIVITIES ..........................  (115,716)     (13,073)
                                                         --------     --------
                DECREASE IN CASH AND CASH
                  EQUIVALENTS .........................   (26,719)     (10,369)
                CASH AND CASH EQUIVALENTS AT
                  BEGINNING OF PERIOD .................    95,327      102,881
                                                         --------     --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD ........  $ 68,608     $ 92,512
                                                         ========     ========

                          HUBCO, INC. AND SUBSIDIARIES

                    ASSET QUALITY SCHEDULE - QUARTERLY RECAP
                                 (In Thousands)

                                                                     9/30/95          6/30/95         3/31/95         12/31/94
                                                                     -------          -------         -------         --------
Non-Accruing Loans:
  Commercial ..................................................      $ 6,581          $ 7,442         $ 7,509         $ 8,176
  Real Estate .................................................        7,916            8,681           9,284          10,665
  Consumer Loans ..............................................          621              647             439             615
  Credit Cards ................................................          250              448             398              --
                                                                     -------          -------         -------         -------
       Total Non-Accruing Loans ...............................       15,368           17,218          17,630          19,456
                                                                     -------          -------         -------         -------
Renegotiated Loans ............................................        1,288            1,359             538             669
                                                                     -------          -------         -------         -------
       Total Non-Performing Loans .............................       16,656           18,577          18,168          20,125
Other Real Estate .............................................        6,321            5,828           6,222           6,550
                                                                     -------          -------         -------         -------
       Total Non-Performing Assets ............................      $22,977          $24,405         $24,390         $26,675
                                                                     =======          =======         =======         =======
Non-Accruing Loans to Total Loans .............................         1.81%            2.01%           2.06%           2.23%
Non-Performing Loans to Total Loans ...........................         1.96             2.17            2.12            2.30
Non-Performing Assets to Total Assets .........................         1.43             1.51            1.45            1.56
Non-Performing Assets to Total Loans, Plus
  Other Real Estate ...........................................         2.69             2.83            2.83            3.03

Loans Past Due 90 Days or More and Accruing:
  Commercial ..................................................      $ 1,152          $   467         $   799         $ 1,100
  Real Estate .................................................        2,829            3,121           3,153           1,573
  Installment .................................................          168              177             169              51
  Credit Cards ................................................          624              383             458             644
                                                                     -------          -------         -------         -------
       Total ..................................................      $ 4,773          $ 4,148         $ 4,579         $ 3,368
                                                                     =======          =======         =======         =======


                          HUBCO, INC. AND SUBSIDIARIES

                             S.E.C. GUIDE 3 ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE


                                           Summary of Activity in the Allowance,
                                               Broken Down by Loan Category
                                           -------------------------------------
                                           Nine Months Ended         Year Ended
                                              9/30/95                 12/31/94
                                           -----------------         ----------
                                                 (In Thousands of Dollars)

Amount of Loans Outstanding ..............     $852,668               $878,433
                                               ========               ========
Daily Average Amount of Loans ............     $856,837               $744,257
                                               ========               ========
Balance of Allowance for
  Possible Loan Losses at
  Beginning of Period ....................     $ 16,559               $ 14,109

Loans Charged Off:
  Commercial, Financial,
   and Agricultural ......................       (2,272)                  (653)
  Real Estate - Mortgage .................         (808)                (5,833)
  Installment ............................         (460)                  (214)
  Credit Card ............................         (211)                    (3)
                                               ---------              --------
    Total Loans Charged Off ..............       (3,751)                (6,810)
                                               ---------              --------
Recoveries of Loans Previously
  Charged Off:
  Commercial, Financial,
   and Agricultural ......................          207                    660
  Real Estate - Mortgage .................          376                    129
  Installment ............................          137                    204
  Credit Card ............................           --                     --
                                               --------                -------
      Total Recoveries ...................          720                    993
                                               --------                -------

Net Loans Charged Off ....................       (3,031)                (5,817)

Addition to Allowance
  Charged to Operations ..................        3,150                  3,550

Additions Acquired Through Acquisitions ..           --                  4,717
                                               --------                -------
Balance at End of Period .................     $ 16,678               $ 16,559
                                               ========               ========
Ratio of Net Loans Charged-Off
  During Period to Average
  Loans Outstanding ......................          .47%                   .78%

                          HUBCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1995

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


NOTE B - SECURITIES

The amortized cost and estimated market value of securities are summarized as follows:

                                                                    September 30, 1995
                                    ------------------------------------------------------------------------------------
                                                                      Gross Unrealized                        Estimated
                                    Amortized                    ----------------------------                  Market
                                      Cost                       Gains               (Losses)                   Value
                                    ---------                    -----               --------                 ---------
Available for Sale
------------------
U.S. Government ...............     $ 74,671                    $  946               ($  275)                 $ 75,342
U.S. Government
  agencies ....................       37,870                       378                  (277)                   37,971
Equity securities .............       10,768                     2,587                    (3)                   13,352
                                    --------                    ------                ------                  --------
                                    $123,309                    $3,911               ($  555)                 $126,665
                                    ========                    ======                ======                  ========


                                                                    September 30, 1995
                                    -----------------------------------------------------------------------------------
                                                                      Gross Unrealized                        Estimated
                                    Amortized                    ----------------------------                  Market
                                      Cost                       Gains               (Losses)                   Value
                                    ---------                    -----               --------                 ---------
Held to Maturity
----------------
U.S. Government ...............     $167,006                    $1,553               ($  484)                 $168,075
U.S. Government agencies ......      313,201                     1,457                (3,934)                  310,724
State and political
  subdivisions ................       12,789                       200                   (18)                   12,971
Other securities ..............        3,822                       119                   (17)                    3,924
                                    --------                    ------                ------                  --------
                                    $496,818                    $3,329               ($4,453)                 $495,694
                                    ========                    ======                ======                  ========


                                                                         Page 8


                                                                          December 31, 1994
                                        ----------------------------------------------------------------------------------
                                                                         Gross Unrealized                        Estimated
                                        Amortized                 -------------------------------                  Market
                                          Cost                      Gains                (Losses)                  Value
                                        ---------                 --------               --------                ---------
Available for Sale
------------------
U.S. Government ....................    $ 51,455                   $    11               ($  935)                 $ 50,531
U.S. Government
  Agencies .........................      53,480                        --                (3,412)                   50,068
States and Political
    Subdivisions ...................         580                        --                    (2)                      578
Other securities ...................       1,000                        --                    --                     1,000
Equity securities ..................       8,547                     1,405                  (123)                    9,829
                                        --------                   -------               -------                  --------
                                        $115,062                   $ 1,416               ($4,472)                 $112,006
                                        ========                   =======               =======                  ========


                                                                          December 31, 1994
                                        ----------------------------------------------------------------------------------
                                                                         Gross Unrealized                        Estimated
                                        Amortized                 -------------------------------                  Market
                                          Cost                      Gains                (Losses)                  Value
                                        ---------                 --------               --------                ---------
Held to Maturity
----------------
U.S. Government ....................    $246,476                   $     4              ($ 6,764)                 $239,716
U.S. Government
  Agencies .........................     276,147                   $    35               (18,002)                  258,180
State and Political
  Subdivisions .....................      33,986                        58                  (631)                   33,413
Other securities ...................       5,958                        20                  (197)                    5,781
                                        --------                   -------               -------                  --------
                                        $562,567                   $   117              $(25,594)                 $537,090
                                        ========                   =======               =======                  ========


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

As of April 5, 1995, the Company acquired Jefferson National Bank ("Jefferson"), which added four branches in Passaic County to Hudson United Bank. Under the terms of the acquisition agreement, Jefferson's stockholders received approximately 2.698 shares of HUBCO's common stock in exchange for each share of Jefferson's common shares. The acquisition was accounted for as a pooling-of-interests.

On June 30, 1995, the Company acquired and merged Urban National Bank ("Urban") into Hudson United Bank. Under the terms of the merger agreement, Urban shareholders received 2.170 shares of HUBCO common stock in exchange for each of Urban's shares. The transaction was accounted for as a pooling-of-interests.

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

The balance sheet and income statement comparisons are influenced by the transactions mentioned above. On October 13, 1994, HUBCO announced that its Board of Directors had approved a 3-for-2 stock split payable January 14, 1995, to record holders of HUBCO common stock as of January 3, 1995. As a result, all share data has been retroactively restated. In addition, prior period financial statements have been restated for the effect of the Jefferson and Urban acquisitions described above.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 and September 30, 1994
------------------------------------------------------------
For the three month period ended September 30, 1995, the Company earned $5,973, or $.46 per share on a fully diluted basis, compared to $4,704, or $.34 per share, for the same period in 1994. The increase in earnings of $1,269, or 27.0%, is the result of increases in net interest income and non-interest income of $913 and $1,587, respectively, which were partially offset by increases in operating expenses and income taxes of $821 and $495, respectively.

Interest income of $29,912 for the quarter ended September 30, 1995, represents an increase of $1,615, or 5.7%, from the $28,297 reported for the same period in 1994. The increase in interest income is comprised of an increase in interest and fee income on loans of $3,285, (19.6%), a decrease in interest and dividends on securities of $1,841 (16.2%), and an increase in interest on federal funds sold of $171. The loan portfolio for the third quarter of 1995 averaged $851,605, or $41,765 higher than the third quarter of 1994. This increase in volume generated $865 of the increased loan income and an increase in loan yields generated the remaining $2,240 increase. The decline in interest and dividend income on securities is primarily due to a decline in the volume of securities for the comparative period as securities matured or were sold in 1994 and the proceeds used to finance the Shoppers Charge Co. acquisition. The increase in average loan volume was primarily due to the acquisition of Shoppers Charge Co. in December 1994 which added the $54,000 in outstanding credit card loans shown as of September 30, 1995. Overall, average earning assets decreased to $1,476,851 during the third quarter of 1995 from $1,593,413 for the same period in 1994, a decrease of $116,562, or 7.3%. The yield on average earning assets on a fully taxable equivalent basis increased 97 basis points from 7.11% for the third quarter of 1994 to 8.08% for the third quarter of 1995. The higher yields on the credit card portfolio contributed to this increase.

Interest expense for the three month period ended September 30, 1995 increased by $913, or 4.8%, over the comparable period in 1994. Specifically, interest on deposits increased by $602, or 7.1%, while interest on borrowings increased by $100, or 13.6%. Deposit interest increased as a result of an increase in the average deposit rates of 53 basis points, from 2.63% for the third quarter of 1994 to 3.16% for the third quarter of 1995. Interest on borrowings increased as a result of the repricing of the Company's interest rate swap and interest on the subordinated debt.

The provision for possible loan losses decreased by $85, or 7.5%, from $1,135 for the three month period ended September 30, 1994, to $1,050 for the third quarter of 1995. The provision required, in the opinion of management, has been approximately the same amount on a quarterly basis since the third quarter of 1994 based upon management's determination of the allowance necessary to provide for possible loan losses. Non-performing loans resulting from recent acquisitions have been aggressively worked down and charge-offs as a percentage of average loans are also down from 1994.

Non-interest income increased to $4,872 for the three month period ended September 30, 1995 from $3,285 for the same period in 1994, an increase of $1,587, or 48.3%. Service charges on deposit accounts decreased by $387, or 14.7%, as a result of a decrease in average deposits of $130,787, or 7.9%, from $1,535,699 for the third quarter of 1994 to $1,414,912 for the same period in 1995. The decrease is primarily attributable to the run-off of the acquired Polifly and Washington deposits and is typical in savings bank acquisitions. Trust income increased by $52, or 34.4%, as a result of an increase in trust assets. Non-interest income also included securities gains of $73 for the current period. Other income increased by $1,849, or $369.1%, due primarily to a $1,015 insurance settlement related to the Urban transaction. The remaining increase results primarily from the fees generated by Shoppers ($604) and the International Department ($104) neither of which existed during the third quarter of 1994.

Operating expenses increased by $821, or 6.1%, from $13,510 for the three month period ended September 30, 1994, to $14,331 for the third quarter of 1995. Salaries and other employee benefits increased by $814, or 12.1%, due primarily to the acquisition of Shoppers. Full-time equivalent employees at Shoppers has been reduced from 115 to 70 which will reduce salary expense in future periods.

Occupancy expense increased by $429, or 35.8%, also as a result of the Shoppers' rental expense under an old lease agreement which expires 12/31/95 and will not be renewed, and the costs associated with operating the Company's new corporate headquarters while continuing to maintain the old headquarters building. Equipment expenses increased by $149, or 15.8%, due primarily to the Shoppers computer expenses and the Company's new imaged item processing system. Other expenses for the third quarter of 1995 amounted to $4,088 or a decrease of $571 (12.3%) from the comparable quarter of 1994. The reduction in other expense would have been greater but the Company recognized approximately $900 in acquisition expenses partially offset by a FDIC insurance premium refund.

Income taxes (state and federal) for the three-month period ended September 30, 1995, increased by $495, or 16.1% over the comparable period in 1994. The increase is due to an increase of $821, or 6.1%, in net income before taxes and to an increase of 2% in the effective tax rate for the current period.

Nine Months Ended September 30, 1995 and September 30, 1994
-----------------------------------------------------------
For the nine-month period ended September 30, 1995, the Company reported net income of $17,377, or $1.31 per share on a fully-diluted basis compared to $13,167, or $1.02 per share for the same period in 1994. The increase in earnings of $4,210, or 32.0%, is primarily attributable to improvements in net interest income and non-interest income and to a reduction in federal income taxes.

Interest income for the nine-month period ended September 30, 1995, increased by $16,911, or 22.9%, over the comparable period in 1994. The increase is due to an increase in average earning assets of $98,514, or 7.0%, and with an increase in the overall yield on all earning assets from 7.10% (FTE) in 1994 to 8.11% (FTE) in 1995. The increased volume is primarily a result of the loans and securities acquired in the Washington and Shoppers transactions. The increased yield results from increased market rates, most notably prime based loans, and the impact of the higher yield of the credit card portfolio.

Interest expense for the nine-month period ended September 30, 1995, increased to $30,051 from $23,007 for the same period in 1994, an increase of $7,044, or 30.6%. Of the total increase, $5,800 represents additional deposit interest and results from an increase of $74,065, or 6.8%, in average interest-bearing deposits coupled with an increase of 63 basis points in the average rate, from 2.82% in 1994 to 3.45%, in 1995. The increased volume is a result of the deposits acquired in the Polifly and Washington transactions.

The increase of $1,244, or 60.6% in interest on borrowings is primarily attributable to the increase in volume of federal funds purchased and reverse repurchase agreements, which were entered into to meet short-term liquidity needs, and to the repricing of the Company's interest rate swap.

Overall, the net interest margin increased from 4.88% for the nine-month period ended September 30, 1994, to 5.42% for the same period in 1995 as a result of changes in market rates and the related impact on the new mix of assets and liabilities created by the merging of the acquired institutions.

The provision for possible loan losses was increased by $900, or 40.0%, as a result of managements' analysis of the allowance level and its adequacy, specifically in regard to the non-performing loans acquired.

Non-interest income increased to $13,141 for the nine month period ended September 30, 1995 from $8,788 for the comparable period in 1994. The increase of $4,353, or 49.5% includes a securities gain of $637 in 1995, compared to a loss of $85 in 1994. Excluding securities transactions, the 1995 increase is $3,631, or 40.9%, and results primarily from the third quarter insurance settlement of $1,015, and from increases in fees on international services and Shoppers credit cards of $263 and $2,089, respectively.

Operating expenses increased by $9,890, or 27.3%, from $36,232 for the nine month period in 1994 to $46,122 in 1995. Salaries and benefits increased by $5,024, or 26.7%, as a result of the additional personnel at Washington and Shoppers, severance packages associated with the staffs of Shoppers, annual salary increases of approximately 3.0%, additional payroll taxes and employer 401k contributions due to the higher salary base, and an increase in the Company's performance bonus accrual due to higher earnings. Occupancy expense increased by $1,094, or 29.3%, as a result of the twelve additional branches, the Shoppers' lease agreement and the carrying of two headquarters buildings until the Union City facility is sold or disposed. Equipment expense increased by $1,160, or 56.0%, as a result of the additional equipment, Shoppers' computer expenses and the imaged item processing system. Other operating expenses increased by $2,612, or 22.6%, primarily as a result of acquisition related expenses including increases in consulting fees ($336), and amortization of core deposit ($463), and goodwill ($452). Costs associated with the Jefferson and Urban acquisitions, including printing, legal, accounting, mailing and conversion fees, totaled approximately $850. Other increases include outside service fees, operating supplies and telephone and postage expense, all of which also arose primarily from the additional costs associated with operating a larger franchise. In addition, charges for acquisition related expenses of $900 were recorded in the third quarter.

Income taxes (state and federal) for the nine-month period ended September 30, 1995, decreased by $780, or 9.7%, over the comparable period in 1994. An increase of approximately $1,300 based on an increase of $3,430 in income before income taxes, was more than offset by credits totalling $2,076 which resulted primarily from reserve reversals following an I.R.S. settlement through 1993 in the first half of the year.

FINANCIAL CONDITION
-------------------
Total assets at September 30, 1995 decreased by $107,235, or 6.3%, from December 31, 1994. The decrease is primarily attributable to a runoff in deposits of $100,624, or 6.7%, and to the cash payment of $16,275, in settlement of the Shoppers acquisition, which was a note payable at December 31, 1994.

The Company's loan portfolio decreased by $25,763, or 2.9% from $878,433 at December 31, 1994, to $852,668 at September 30, 1995. The decrease is primarily the result of a seasonal runoff in the credit card portfolio and payments on residential mortgage loans. These decreases were greater than the growth realized in the commercial and consumer loan portfolios.

Total non-performing loans, which include non-accruing and renegotiated loans, decreased by $3,469, or 17.2%, primarily as a result of collection efforts. Other real estate decreased by $229, or 3.5%, as the result of sales of foreclosed properties.

Overall, asset quality ratios at September 30, 1995 improved, showing declines in each area measured. As there was a decrease in total loans, the ratio improvements were generated strictly by the reductions in non-performing assets (See Asset Quality Schedule on Page 5).

The allowance for possible loan losses increased from $16,559 at December 31, 1994 to $16,678 at September 30, 1995. The increase of $119, or .07%, results from a nine-month provision of $3,150 to replenish the allowance which was offset by $3,031 in net charge-offs.

The securities portfolio decreased by $51,090, or 7.6%, from $674,573 at December 31, 1994 to $623,483 at September 30, 1995. The decrease is the result of the sale of available for sale securities of approximately $22,839 and maturities which exceeded purchases by $30,837. At September 30, 1995 and December 31, 1994, approximately 20.3% and 16.6%, respectively, of the securities portfolio was categorized as "Available for Sale".

Property and equipment decreased by $2,221, or 6.3% primarily as a result of the sale of two branch properties and the Company's former data processing facility, and the consolidation of two branch sites into existing facilities of close proximity.

Accrued interest receivable decreased by $2,512, or 15.6%, as a result of the decreases in the loan and investment portfolios.

Other assets increased from $24,285 at December 31, 1994 to $26,424 at September 30, 1995, an increase of $2,139, or 8.8%. The increase is primarily attributable to an increase in the Company's deferred tax assets, generated by the reserve reversals arising from the I.R.S. settlement.

Total deposits at September 30, 1995 decreased by $100,624, or 6.7%, from $1,491,592 at December 31, 1994 to $1,390,968 at September 30, 1995. The deposit outflow was caused by the Polilfy and Washington deposit outflows discussed previously.

The ratio of non-interest bearing deposit to total deposits increased to 20.3% at September 30, 1995 from 18.7% at December 31, 1994.

Federal funds purchased and securities sold under agreement to repurchase decreased by $4,740, or 9.7%, as short-term liquidity needs eased and the Company repaid borrowings.

Other liabilities decreased $9,079, or 35.6%, from $25,504 at December 31, 1994 to $16,425 at September 30, 1995. The decrease is primarily attributable to the repayment of a $16,275 note payable arising from the December closing of the Shoppers acquisition, for which cash payment took place in January 1995. Increases in accrued expenses, other reserves and temporary suspense items partially offset this transaction.

At the end of the reporting period, the Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations. The capital ratios for HUBCO, Inc. and subsidiaries at September 30, 1995, and the minimum regulatory requirements for such capital ratios are as follows:

                                                  Ratios at        1995 Minimum
                                                 Sept 30, 1995     Requirements*
                                                 -------------     -------------
Tier I Risk-Based Capital Ratio .............       12.98%            6.0%
Total Risk-Based Capital Ratio ..............       17.06%           10.0%
Leverage Capital Ratio ......................        7.21%            5.0%


* For qualification as a well-capitalized institution.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits
    --------

     (2) Agreement and Plan of Merger dated as of August 18, 1995, among HUBCO, Inc., Hudson United Bank, Growth Financial Corp and Growth Bank (Incorporated by reference from the Company's Current Report on Form 8-K filed August 24, 1995).

     (3)(i) The Certificate of Incorporation of HUBCO, Inc. filed May 5, 1982 and amendments to the Certificate of Incorporation, dated November 22, 1983, January 30, 1984, January 11, 1985, July 17, 1986, March 25, 1987, April 26,
1991, November 26, 1991, March 25, 1992, May 17, 1993 and January 4, 1995
(Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibit (3i).)

     (3)(ii) The By-Laws of HUBCO, Inc. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibit (3ii).)

Material Contracts Executed or Becoming Effective During the Most Recent Period Reflected in this Report:

     (10)(a) Stock Option Agreement dated August 18, 1995 between HUBCO, Inc. and Growth Financial Corp (Incorporated by reference from the Company's Current Report on Form 8-K filed August 24, 1995).

     (10)(b) Stock Purchase and Stockholder Agreement dated as of August 11, 1995 among HUB Financial Services, Inc., HUBCO, Inc., and United National Bancorp (Incorporated by reference from the Company's Current Report on Form 8-K filed August 24, 1995).

     (10)(c) Form of Data Processing Service and Clearing Agency Agreement (Incorporated by reference from the Company's Current Report on Form 8-K filed August 24, 1995).

     (10)(d) Form of Administrative Services Agreement (Incorporated by reference from the Company's Current Report on Form 8-K filed August 24, 1995).

(b)  Reports on Form 8-K
     -------------------
     (1) On August 24, 1995, HUBCO filed a Form 8-K pursuant to Item 5 to report: (a) the signing of an agreement on August 14, 1995 with United National Bancorp to provide data processing and imaged item processing services and (b) the signing of a merger agreement on August 18, 1995 with Growth Financial Corp ("GFC") pursuant to which GFC will be merged with and into HUBCO and Growth Bank will be merged with and into Hudson United Bank.

     (2) On September 27, 1995, HUBCO filed a Form 8-K/A that amended the Form 8-K that it filed on February 14, 1995.

     (3) On October 19, 1995, HUBCO filed a Form 8-K pursuant to Item 5 to report the October 17, 1995 announcement of its regular quarterly cash dividend of $.15 per common share, payable December 1, 1995, to shareholders of record November 17, 1995.

     (4) On October 23, 1995, HUBCO filed a Form 8-K pursuant to Item 5 to report the restatement of its financial statements to reflect the effect of recent acquisitions accounted for as poolings of interest.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HUBCO, Inc.



  November 14, 1995                      /s/ KENNETH T. NEILSON
--------------------------------         ---------------------------------------
      Date                               Kenneth T. Neilson
                                         President & Chief Executive Officer




  November 14, 1995`                     /s/ RICHARD LINHART
---------------------------------        ---------------------------------------
     Date                                Richard Linhart
                                         Executive Vice President &
                                         Chief Financial Officer




  November 14, 1995                      /s/ CHRISTINA L. MAIER
---------------------------------        ---------------------------------------
     Date                                Christina L. Maier
                                         Assistant Treasurer
                                         (Principal Accounting Officer)