Form 10-K
period 1995-12-31
HUBCO INC
filed 1996-03-21
CIK 703559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ------------

                                    FORM l0-K

 ---
/X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ______________ to ___________________

                         Commission file number 0-l0699

                                   HUBCO, INC.
                                  -------------
                 (Exact name of registrant as specified in its Charter)

                    New Jersey                            22-2405746
         -------------------------------              ------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.

               1000 MacArthur Blvd.
                Mahwah, New Jersey                           07430
    ----------------------------------------              ----------
    (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (201) 236-2600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         Common Stock, no par value           Series A Preferred Stock
         --------------------------           ------------------------
               (Title of Class)                   (Title of Class)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 12, 1996 was $276,528,553.

     The number of shares of Registrant's Common Stock, no par value, outstanding as of March 12, 1996 was 13,655,731.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                        Part(s) Into
     Documents                                       Which Incorporated
     ---------                                       ------------------
Annual Report to Shareholders                             Part I
for the fiscal year ended                                 Part II
December 31, 1995 ("HUBCO's 1995
Annual Report"), pages 6 through 29

The information contained in the
Registrant's Proxy Statement
which is expected to be filed within 120
days of fiscal year-end 1995 to be used
in connection with the Annual Meeting of
Shareholders which is anticipated to
be held June 11, 1996
("HUBCO's Proxy Statement
for its 1996 Annual Meeting")
under the captions "Election of Directors",
"Executive Compensation", "Stock Ownership of
Management and Principal Shareholders",
"Compensation Committee Interlocks and
Insider Participation" and "Certain
Transactions with Management".
Notwithstanding the foregoing, the
information contained in HUBCO's
Proxy Statement for its 1996
Annual Meeting pursuant to Items 402(k)
and 402(1) of Regulation S-K is not
incorporated by reference and is not
to be deemed part of this report. (Registrant
anticipates that its 1996 Annual Meeting Proxy
Statement will take the form of a Joint
Proxy Statement Prospectus, and will initially be
filed as part of a Registration Statement on
Form S-4.)                                                 Part III


     With the exception of information specifically incorporated by reference, HUBCO's 1996 Annual Report and HUBCO's Proxy Statement for its 1996 Annual Meeting are not to be deemed part of this report.

                                   HUBCO, INC.

                             Form l0-K Annual Report
                   For The Fiscal Year Ended December 31, 1995

                                     PART I

ITEM 1. BUSINESS

     (a) General Development of Business.

     HUBCO, Inc. ("HUBCO" or "Registrant" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). HUBCO was organized under the laws of New Jersey in 1982 by Hudson United Bank ("HUB" or the "Bank") for the purpose of creating a bank holding company for the Bank. HUBCO directly owns the Bank and a brokerage subsidiary, HUB Investment Services, Inc. HUBCO is also the indirect owner, through the Bank, of an investment subsidiary and three real estate holding companies. In addition, HUBCO, through the Bank, holds a 50% interest in a data processing and imaged check processing company. Each of HUBCO's direct and indirect subsidiaries is described in Item 1.

     Recent Growth of HUBCO and Hudson United Bank

     On January 12, 1996 the Company acquired all of the outstanding shares of Growth Financial Corp. ("Growth") based in Basking Ridge, New Jersey. Each share of Growth common stock was converted into .69 shares of the Company's common stock for a total of 1,234,500 shares issued. At December 31, 1995, Growth reported total assets, deposits and stockholders equity of $127,695,000, $110,259,000 and $13,835,000, respectively. The transaction adds three branches to the Company's franchise and will be accounted for as a pooling-of-interests.

     On February 29, 1996, the Company acquired the three New Jersey branches of CrossLand Federal Savings Bank based in Brooklyn, New York in a cash purchase. The Company paid a deposit premium of $3,099,514 and, in its preliminary settlement, assumed deposits of $61,281,090. The acquisition will be accounted for as a purchase.

     On February 6, 1996, the Company and Lafayette American Bank and Trust Company ("Lafayette") signed a definitive agreement under which the Company will acquire Lafayette in a merger which is intended to be a tax free transaction and which the Company anticipates will be accounted for as a pooling-of-interests. Each of the outstanding shares of Lafayette will be exchanged for .588 shares of the Company's common stock.

     At December 31, 1995, Lafayette had total assets of $735 million, deposits of $636 million, and shareholders' equity of $59 million, and net income of $19 million for the year ended December 31, 1995.

     The merger is conditioned upon necessary bank regulatory approvals, the approval of stockholders of the Company and Lafayette, and other customary conditions. It is anticipated that the merger will be consummated in the third quarter of 1996.

     The Company's acquisition philosophy is to seek in-market or contiguous market opportunities which can be accomplished with little dilution to earnings. From October 1990 through December 1995, the Company has acquired the assets and liabilities of eleven institutions, adding to its assets and liabilities a total in excess of $1 billion and expanding its branch network from 15 branches to 57 branches. Over 60% of these assets and liabilities were acquired through government assisted transactions which allowed the Bank to reprice deposits, review loans and purchase only those loans which meet its underwriting criteria. The balance of the assets and liabilities were acquired in traditional negotiated transactions which the Company believes present a different level of risk than the risk presented in government assisted transactions.

     Summary of Acquisitions

     The following chart summarizes the other acquisitions undertaken by the Company since October 1990:


                                                                                  Deposits           Loans
                                               Government        Purchase         Assumed          Purchased       Branches
Institution                                     Assisted          Price        (In Millions)     (In Millions)     Acquired
-----------                                    ----------        --------      -------------     -------------     --------
Mountain Ridge State Bank ..................      Yes         $   325,000           $ 47.0            $ 12.0           1
Meadowlands National Bank ..................      No          $   415,000(1)        $ 35.5            $ 22.1           3
Center Savings and Loan Association ........      Yes         $    10,000           $ 89.9            $ 78.6           1
Irving Savings and Loan Association ........      Yes         $     5,000           $161.1            $ 62.4           5
Broadway Bank and Trust Company ............      Yes         $ 3,406,000           $345.7            $  9.5           8
Pilgrim State Bank .........................      No          $ 6,000,000(2)        $122.9            $ 46.7           6
Polifly Savings Bank .......................      Yes         $ 6,180,000           $104.4            $   .5           4
Washington Savings Bank ....................      No          $40,500,000(3)        $237.8            $168.5           8
Shoppers Charge Accounts ...................      No          $16,300,000(4)            --            $ 55.6          --
Jefferson National Bank ....................      No          $ 9,700,000(5)        $ 85.0            $ 41.0           4
Urban National Bank ........................      No          $38,200,000(6)        $204.0            $ 90.0           9

----------
(1) Represents the purchase price paid to the shareholders of Meadowlands National Bank.

(2) Represents the amount paid as purchase price to Ramapo Bank, the owner of the assets immediately prior to closing.

(3)  Represents the purchase price paid to the shareholders of Washington
     Bancorp.

(4) Represents the purchase price paid to the shareholders of the Shoppers Charge Accounts Co.

(5) Represents the purchase price paid to the shareholders of Jefferson National Bank.

(6)  Represents the purchase price paid to the shareholders of Urban National
     Bank.

     The Company's profitability and its financial condition may be significantly impacted by the continuing implementation of its acquisition strategy and by the consummation of its recent and pending acquisitions.

     The Company intends to continue to seek acquisition opportunities in its market area. There can be no assurance that the Company will be able to acquire additional financial institutions or, if additional financial institutions are acquired, that these acquisitions will be managed successfully to enhance the profitability of the Company.

     On November 8, 1993, the Company's Board of Directors authorized a stock repurchase plan and authorized management to repurchase up to 10% of its outstanding common stock per year. At that time, the Company had approximately
10.3 million shares outstanding (adjusted for the 1995 3-for-2 stock split). The program may be discontinued or suspended at any time, and there is no assurance that the Company will purchase the full amount authorized. The acquired shares are to be held in treasury to be used for stock option and other employee benefit plans, preferred stock conversion or in connection with the issuance of common stock in pending or future acquisitions accounted for under the purchase method of accounting. During 1995, the Company purchased 302,000 shares at an aggregate cost of $4.9 million.

     In April 1994, the Company purchased a new corporate headquarters in Mahwah, New Jersey. The 64,350 square foot facility was renovated during the year and, as of March 1995, houses the executive offices of the Company and the Company's data processing joint venture company.

     Other Subsidiaries

     In 1983, HUBCO formed a directly owned subsidiary called HUB Financial Services, Inc., which was, in 1995 a wholly owned data processing subsidiary. On November 6, 1995, HUBCO sold 50% of the stock in HUB Financial Services, Inc. to United National Bank. HUBCO simultaneously made a capital contribution of the remaining 50% to Hudson United Bank. The joint venture is operating pursuant to the provisions of the Bank Service Corporation Act. Simultaneously with the sale of 50% to United

National Bank, the name of HUB Financial Services, Inc. was changed to United Financial Services, Inc.("UFS"). UFS provides data processing and imaged check processing services to both of its owner banks and offers such services to other institutions.

     As of December 31, 1995 $379,382,644 of the Bank's investment portfolio is being managed by a subsidiary company, Hendrick Hudson Corp. of New Jersey. This subsidiary was established in 1987 to operate under state tax law as an investment company.

     In February, 1995 HUBCO established a directly owned subsidiary called HUB Investment Services, Inc. This wholly owned subsidiary provides full Brokerage Services and products including mutual funds and annuities through an agreement with BFP Financial Partners, Inc. which is a subsidiary of Legg Mason, Inc.

     Hudson United Bank also owns several real estate holding companies. Lafayette Development Corp. was incorporated by Hudson United Bank and is presently inactive. JNB Holdings, Inc. was created by Jefferson National Bank and holds title to OREO properties upon which Jefferson National Bank had foreclosed. UNB Holdings, Inc. was created by Urban National Bank and holds title to OREO properties upon which Urban National Bank had foreclosed. Sole ownership of JNB Holdings and UNB Holdings passed to Hudson United Bank upon merger of the respective predecessor banks into Hudson United Bank.

     Unionization of Hudson United Bank

     Hudson United Bank is administratively divided into four administrative regions: the Bergen, Hudson, Passaic and Essex regions. Thirteen branches, primarily in the Hudson region, of Hudson United Bank are unionized. Local 153 of the Office and Professional Employees International Union represents the bank's clerical staff in the bargaining unit. Effective March 1, 1996 a three-year collective bargaining agreement was negotiated which provides for a modest increase in wages, increased employee contributions towards the cost of providing health care benefits and consolidation of all bargaining unit jobs into one position. Currently, approximately 62% of the employees in the bargaining unit are members of the union. The collective-bargaining agreement expires February 28, 1999.

     Regulatory Matters

     There are a variety of statutory and regulatory restrictions governing the relations among HUBCO and its subsidiaries:

     Capital Adequacy Guidelines and Deposit Insurance

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which became law in December of 1991, required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized", and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

     The regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio for at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least
4.0 percent, or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of "well capitalized". An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a less than 4.0 percent, or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

     As of December 31, 1995, Hudson United Bank had a risk weighted capital ratio of 13.88% and a leverage capital ratio of 7.20%. These ratios exceed the requirements under the FDIC regulations. See also "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Capital".

     Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with that category. A minimum risk-based capital to risk based assets ratio of 8.00% must be attained. At least one half of an institution's total risk based capital must consist of Tier 1 capital, and the balance may consist of Tier 2, or supplemental, capital. Tier 1 capital consists primarily of common stockholders' equity along with preferred or convertible preferred stock, minus goodwill. Tier 2 capital consists of an institution's allowance for loan and lease losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for loan and lease losses which is considered Tier 2 capital is limited to l.25% of an institution's risk-based assets. As of December 31, 1995, HUBCO's total risk-based capital ratio was 17.21%, consisting of a Tier 1 ratio of 13.20% and a Tier

2 ratio of 4.01%. Both ratios exceed the requirements under these regulations.

     In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier l capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-to-200 basis points above the 3% minimum. As of December 31 1995, HUBCO had a leverage capital ratio of 7.56%.

     FDICIA also required that the FDIC insurance assessments move from flat-rate premiums to a system of risk-based premium assessments, in order to recapitalize the Bank Insurance Fund ("BIF") at a reserve ratio specified in FDICIA. In August 1995, the FDIC, in anticipation of BIF's imminent achievement of a required 1.25% reserve ratio, reduced the deposit insurance premium rates paid on BIF-insured banks from a range of $.23 to $.31 per $100 of deposits to a range of $.04 to $.31 per $100 of deposits. The new rate schedule for the BIF was made effective June 1, 1995. The FDIC refunded to BIF-insured institutions the excess premiums they had paid for the period beginning on June 1, 1995. On November 14, 1995, the FDIC voted to reduce annual assessments for the semi-annual period beginning January 1, 1996 to the legal minimum of $2,000 for BIF-insured institutions, except for institutions that are not well capitalized and are assigned to higher supervisory risk categories. Deposits insured under the Savings Association Insurance Fund ("SAIF") range between 23 and 31 cents. Due to certain acquisitions, as of December 31, 1995, 85.9% of the Bank's deposits were BIF-insured and 14.1% were SAIF-insured.

     The provisions of FDICIA and the risk-based insurance assessment have not had a material effect upon the financial position of HUBCO since the Bank qualifies for the lowest assessment rate.

     Restrictions on Dividend Payments

     The holders of HUBCO Common Stock are entitled to receive dividends, when, as and if declared by the Board of Directors of HUBCO out of funds legally available therefore, subject to the preferential dividend rights of any preferred stock that may be outstanding from time to time.

The only statutory limitation is that such dividends may not be paid when HUBCO is insolvent. Because funds for the payment of dividends by HUBCO come primarily from the earnings of HUBCO's bank subsidiary, as practical matter, restrictions on the ability of HUB to pay dividends act as restrictions on the amount of funds available for the payment of dividends by HUBCO.

     As a New Jersey chartered commercial bank, HUB is subject to the restrictions on the payment of dividends contained in the New Jersey Bank Act("NJBA"). Under the NJBA, HUB may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct which, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of dividend or other distribution by HUB to HUBCO constitutes an unsafe or unsound practice.

     HUBCO is also subject to Federal Reserve Bank ("FRB") policies which may, in certain circumstances, to limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment which would reduce a holding company's capital below these minimum amounts.

     Restrictions on Transactions Between HUBCO and the Bank

     The Banking Affiliates Act of 1982, as amended, severely restricts loans and extensions of credit by the Bank to HUBCO and HUBCO affiliates (except affiliates which are banks). In general, such loans must be secured by collateral having a market value ranging from 100% to 130% of the loan, depending upon the type of collateral. Furthermore, the aggregate of all loans from the Bank to HUBCO and its affiliates may not exceed 20% of that Bank's capital stock and surplus and, singly to HUBCO or any affiliate, may not exceed 10% of the Bank's capital stock and surplus. Similarly, the Banking Affiliates Act of 1982 also restricts the Bank in the purchase of securities issued by, the acceptance from affiliates of loan collateral consisting of securities issued by, the purchase of assets from, and the issuance of a guarantee or standby letter-of-credit on behalf of, HUBCO or any of its affiliates.

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

     In general, the Federal Reserve Board, under its regulations and the Bank Holding Company Act, regulates the activities of bank holding companies and non-bank subsidiaries of banks. The regulation of the activities of banks, including bank subsidiaries of bank holding companies, generally has been left to the authority of the supervisory government agency, which for the Bank is the FDIC and the New Jersey Department of Banking (the "Department").

     Interstate Banking Authority

     The Riegle-Neale Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") passed by Congress and signed into law on September 29, 1994, significantly changed interstate banking rules. Pursuant to the Interstate Banking and Branching Act, a bank holding company is able to acquire banks in states other than its home state beginning September 29, 1995, regardless of applicable state law.

     The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, beginning June, 1997. Under such legislation, each state has the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, a state may "opt in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank.

     On February 29, 1996 the New Jersey General Assembly unanimously passed an Interstate Banking/Branching Bill which "opts in", under the Interstate Banking and Branching Act, but the method of entry would require domestic out-of-state and international banks to acquire a bank or branch. The method of entry into New Jersey would not be "de novo" under the legislation. The bill has been sent to the Governor, but as of March 16, 1996 it had not yet been signed into law. There can be no assurance that the bill will become law.

     Cross Guarantee Provisions and Source of Strength Doctrine

     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservatory or receiver and "in danger of default" is defined generally as the existence of certain conditions, including a failure to meet minimum capital requirements, indicative that a "default" is likely to occur in the absence of regulatory assistance. These provisions have commonly been referred to as FIRREA's "cross guarantee" provisions. Further, under FIRREA the failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

     According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Furthermore, in the event of a loss suffered or anticipated by the FDIC -- either as a result of default of a bank subsidiary of the Company or related to FDIC assistance provided to the subsidiary in danger of default -- the other bank subsidiaries of the Company may be assessed for the FDIC's loss, subject to certain exceptions.

     (b) Industry Segments.

     The Registrant has one industry segment -- commercial banking.

     (c) Narrative Description of Business.

     HUBCO exists primarily to hold the stock of its subsidiaries. During most of 1995, HUBCO had three directly-owned subsidiaries -- Hudson United Bank, HUB Investment Services, Inc. and HUB Financial Services, Inc. In November, HUB Financial Services, Inc. was sold 50% to United National Bank and the other 50% was donated to Hudson United Bank, structured as a joint venture. In addition, HUBCO, through Hudson United Bank, indirectly owns four additional subsidiaries. The historical growth of, and regulations affecting, each of HUBCO's direct and indirect subsidiaries is described in Item 1(a) above, which is incorporated herein by reference.

     HUBCO is a legal entity separate from its subsidiaries. The stock of the Bank is HUBCO's principal asset. Dividends from Hudson United Bank are the primary source of income for HUBCO. As explained above in Item 1(a), legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Bank to HUBCO.

     Hudson United Bank currently maintains its executive offices in Mahwah, New Jersey. At December 31, 1995, the Bank operated out of 57 offices primarily in six northern New Jersey counties. Of these offices, all but one are located in the northern New Jersey counties of Bergen, Essex, Hudson, Morris and Passaic. One other branch is located in Dunellen, Middlesex County, New Jersey. In April 1994, HUBCO purchased a 64,350 square foot building in Mahwah, New Jersey to house the executive offices of HUBCO and the Company's data processing subsidiary (now a joint venture), which services the Bank's data processing and check processing needs and offers its services to smaller banks in the New York and New Jersey area.

     At December 31, 1995, HUBCO through its subsidiaries had deposits of $1,425,001,424, net loans of $837,033,227 and total assets of $1,613,193,529.
HUBCO ranked 6th among commercial banks and bank holding companies headquartered in New Jersey in terms of asset size.

     The Bank is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character, including imaged checking, savings, and time deposit accounts, 24-hour telephone banking, trust services, safe deposit boxes, secured and unsecured personal and commercial loans, residential and commercial real estate loans, and international services including import and export needs, foreign currency purchases and letters of credit. The Bank's deposit accounts are competitive in the current environment and include money market accounts and a variety of interest-bearing transaction accounts. In the lending area, the Bank primarily engages in consumer lending, commercial lending and real estate lending activities.

     Hudson United Bank offers a variety of trust services. At December 31, 1995, the Trust Department had $138,622,122 of assets under management or in its custodial control.

     There are over 70 commercial banks throughout New Jersey, many of which have offices in Northern New Jersey. In addition, large out-of-state banks compete for the business of New Jersey residents and businesses located in HUBCO's primary market. A number of other depository institutions compete for the business of individuals and commercial enterprises in New Jersey including savings banks, savings and loan associations, brokerage houses, financial subsidiaries of other industries and credit unions. Other financial institutions, such as mutual funds, consumer finance companies, factoring companies, and insurance companies, also compete with HUBCO for both loans and deposits. Competition for depositors' funds, for creditworthy loan customers and for trust business is intense.

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

     HUBCO and its subsidiaries had 580 full-time employees and 115 part-time employees as of December 31, 1995, compared to 571 full-time and 108 part-time employees at the end of 1994.

     (d) Financial Information about foreign and domestic operations and export sales.

     Not Applicable

     (e) Executive Officers of the Registrant

     The following table sets forth certain information as to each executive officer of HUBCO who is not a director.

 Name, Age and
 Position with               Officer of              Principal Occupation
    HUBCO                   HUBCO Since             During Past Five Years
-------------              ------------             ----------------------
D. Lynn Van Borkulo-           1988          Executive Vice President, HUBCO
  Nuzzo, 47                                  and Hudson United Bank,
                                             Corporate Secretary, HUBCO.

Richard I. Linhart, 52         1995          Executive Vice President, HUBCO
                                             and Hudson United Bank,
                                             (October 1995 -- Present)
                                             Prior to Registrant, Mr.
                                             Linhart was Executive Vice
                                             President, Chief Administrative
                                             and Financial Officer of NBT
                                             Bancorp Inc., Norwich, NY.
                                             (October 1990 -- September 1995)

Christina L. Maier, 42          1987         Assistant Treasurer of HUBCO and
                                             Senior Vice President and
                                             Controller of the Bank.

     (f) Statistical Disclosure Required Pursuant to Securities Exchange Act, Industry Guide 3.

     The statistical disclosures for a bank holding company required pursuant to Industry Guide 3 are contained on the following pages of this Report on Form 10-K (Item I disclosures are contained on page 5 of HUBCO's 1995 Annual Report):

                                                            Pages(s) Of
                       Item Of Guide 3                      This Report
                       ---------------                      -----------

 II.  Investment Portfolio.................................     16

III.  Loan Portfolio.......................................    17-19

 IV.  Summary of Loan Loss Experience......................    20-21

  V.  Deposits.............................................     22

 VI.  Return on Equity and Assets..........................     23

VII.  Short-Term Borrowings................................     24

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM II

                              INVESTMENT PORTFOLIO

                     Book Value at End of Each Report Period



                                                     December 31,
                                          ----------------------------------
                                          1995           1994           1993
                                          ----           ----           ----
                                              (In Thousands of Dollars)
U.S. Treasury and Other U.S.
  Government Agencies and
  Corporations .....................     $537,989      $623,055       $506,900
State and Political Subdivisions ...        9,236        34,564         35,161
Other Securities ...................        3,908         7,126          8,970
Common Stock .......................       15,291         9,426          5,264
                                         --------      --------       --------
   TOTAL ...........................     $566,424      $674,171       $556,295
                                         ========      ========       ========


     Maturities and Weighted Average Yield at End of Latest Reporting Period



                                                                                  Maturing
                                            -------------------------------------------------------------------------------------
                                                                       After One But       After Five But
                                              Within One Year       Within Five Years     Within Ten Years       After Ten Years
                                            --------------------    -----------------      ----------------     -----------------
                                             Amount       Yield      Amount    Yield       Amount     Yield      Amount   Yield
                                            --------     -------    --------   ------      ------     -----     -------    -----
U.S. Treasury and other U.S.
 Government Agencies and
 Corporations ........................      $121,762       5.33%    $354,228    6.35%      $22,448    6.16%     $39,551    6.34%
States and Political Subdivisions ....         9,027       4.26           --      --            --      --          209    7.50
Other Securities .....................           262       8.49        3,185    7.32           461    3.49           --      --
Common Stock .........................        15,291       3.87           --      --            --      --           --      --
                                            --------       ----     --------    ----       -------    ----      -------    ----
     TOTAL ...........................      $146,342       5.12%    $357,413    6.36%      $22,909    6.11%     $39,760    6.35%
                                            ========       ====     ========    ====       =======    ====      =======    ====


     Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO


                  Types of Loans At End of Each Reported Period

                                                                     December 31,
                                      ---------------------------------------------------------------------
                                      1995               1994           1993           1992            1991
                                      ----               ----           ----           ----            ----
Loans secured by real estate:
  Residential mortgage loans
    --fixed .....................   $118,719           $154,499       $139,509       $174,841        $156,113
  Residential mortgage loans
    --variable ..................    144,450            155,266         67,842         75,069          70,206
  Residential home equity
    loans .......................     45,690             57,706         62,452         33,421          34,464
  Construction loans ............     15,082              9,804          8,075          4,428           3,823
  Commercial mortgage loans .....    161,145            137,832        108,036        115,413          95,468
                                    --------           --------       --------       --------        --------
                                     485,086            515,107        385,914        403,172         360,074
                                    --------           --------       --------       --------        --------
Commercial and industrial loans:
  Secured by real estate ........    115,533            123,861         60,260         54,078          41,787
  Other .........................    115,518             83,694        154,116        141,677         171,654
                                    --------           --------       --------       --------        --------
                                     231,051            207,555        214,376        195,755         213,441
                                    --------           --------       --------       --------        --------
Shoppers Charge credit cards ....     57,915             67,577              0              0               0
Other loans to individuals for
  household, family and other
  personal expenditures .........     79,932             72,145         63,298         67,214          68,434
                                    --------           --------       --------       --------        --------
    Total Loan Portfolio ........   $853,984           $862,384       $663,588       $666,141        $641,949
                                    ========           ========       ========       ========        ========


                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3--ITEM III
                                 LOAN PORTFOLIO

     The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1995. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.


             Maturities and Sensitivity to Changes in Interest Rates

                                                                 Maturing
                                              -------------------------------------------
                                                                After One           After
                                               Within           But Within          Five
                                              One Year          Five Years          Years            Total
                                              --------          ----------         -------          --------
Commercial, Financial,
  and Agricultural .....................      $138,789           $36,195           $11,043          $186,027
Real Estate Construction ...............        15,083               -0-                68            15,151
Real Estate - Mortgage .................       118,346            38,912            50,793           208,051
                                              --------           -------           -------          --------
        TOTAL ..........................      $272,218           $75,107           $61,904          $409,229
                                              ========           =======           =======          ========




                                                 Interest Sensitivity
                                                 --------------------
                                               Fixed             Variable
                                               Rate                Rate
                                              -------           ---------
Due After One But Within Five Years ....     $ 49,913             $26,552
Due After Five Years ...................       60,546               1,358
                                             --------             -------
   TOTAL ...............................     $110,459             $25,194
                                             ========             =======

                          HUBCO, Inc. and Subsidiaries

                           S.E.C. GUIDE 3 -- ITEM III

                                 LOAN PORTFOLIO


                   Nonaccrual, Past Due and Restructured Loans

                                                                      December 31,
                                       ---------------------------------------------------------------------------
                                       1995              1994             1993              1992              1991
                                       ----              ----             ----              ----              ----
                                                                (In Thousands of Dollars)
Loans accounted for on
  a nonaccrual basis ............    $15,593           $19,456          $15,244           $15,368            $7,575

Loans contractually past
  due 90 days or more as
  to interest or principal
  payments ......................      5,473             3,187            3,560             4,165            12,013

Loans whose terms have been
 renegotiated to provide a
 reduction or deferral of
 interest or principal because
 of a deterioration in the
 financial position of
 the borrower ...................        745               732            2,177             2,257             3,527


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

     At December 31, 1995 and 1994, there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. of Guide 3.

     Recognition of interest on the accrual method is discontinued when based on contractual delinquency and timely payment is not expected. A nonaccrual loan is not returned to an accrual status until interest is received on a current basis and other factors indicate collection ability is no longer doubtful.

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 -- ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE

The following is a summary of the activity in the allowance for possible loan losses, broken down by loan category:


                                                                                    Year Ended December 31
                                                             -------------------------------------------------------------------
                                                               1995            1994          1993          1992           1991
                                                             --------        --------      --------      --------       --------
Amount of Loans Outstanding at End of Year ............      $853,984        $862,384      $663,588      $666,141       $641,949
                                                             ========        ========      ========      ========       ========
Daily Average Amount of Loans .........................      $850,936        $734,371      $665,349      $679,434       $584,437
                                                             ========        ========      ========      ========       ========
Balance of Allowance for Possible
  Loan Losses at Beginning of Year ....................      $ 16,559        $ 14,109      $ 11,354      $  9,181       $  7,122
Loans Charged Off:
  Commercial, Financial and Agricultural ..............        (3,037)           (653)       (1,563)       (5,896)        (2,380)
  Real Estate-Construction ............................           --              --            --            --             --
  Real Estate-Mortgage ................................        (1,011)         (5,833)         (860)         (915)          (503)
  Installment .........................................        (1,200)           (311)         (528)         (555)          (545)
  Lease Financing .....................................            --             (13)         (122)         (355)          (364)
                                                             --------        --------      --------      --------       --------
Total Loans Charged Off ...............................        (5,248)         (6,810)       (3,073)       (7,721)        (3,792)
                                                             --------        --------      --------      --------       --------
Recoveries of Loans Previously Charged Off:
  Commercial, Financial and Agricultural ..............           300             660           197           697            194
  Real Estate-Construction ............................           --              --            --            --             --
  Real Estate-Mortgage ................................           668             129           120            18              4
  Installment .........................................           462             163           155            89            157
  Lease Financing .....................................            10              41            82           158            337
                                                             --------        --------      --------      --------       --------
Total Recoveries ......................................         1,440             993           554           962            692
                                                             --------        --------      --------      --------       --------
Net Loans Charged Off .................................        (3,808)         (5,817)       (2,519)       (7,432)        (3,100)
Provision Charged to Expense ..........................         4,200           3,550         4,874         7,432          3,672
Additions Acquired Through Acquisitions ...............           --            4,717           400         1,500          1,487
                                                             --------        --------      --------      --------       --------
Balance at End of Year ................................      $ 16,951        $ 16,559      $ 14,109      $ 11,354       $  9,181
                                                             ========        ========      ========      ========       ========
Ratios
   Net Loans Charged Off to
    Average Loans Outstanding .........................           .45%           .79%           .38%         1.09%           .53%
   Allowance for Possible Loan
    Losses to Average Loans
    Outstanding .......................................          1.99%          2.25%          2.12%         1.67%          1.57%

Management formally reviews the loan portfolio and evaluates credit risk on at least a quarterly basis throughout the year. Such review takes into consideration the financial condition of the borrowers, fair market value of collateral, level of delinquencies, historical loss experience by loan category, industry trends, and the impact of local and national economic conditions.

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 -- ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE

                  ALLOWANCE FOR POSSIBLE LOAN LOSSES ALLOCATION



                            December 31, 1995     December 31, 1994   December 31, 1993    December 31, 1992     December 31,1991
                            -------------------  -------------------  ------------------  --------------------  -------------------
                                    % of Loans           % of Loans           % of Loans           % of Loans          % of Loans
                                    In Each              In Each              In Each              In Each             In Each
                                    Category To          Category To          Category To          Category To         Category to
                            Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                            ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
Applicable To:
Loans secured by real
 estate:
Residential mortgage
  loans fixed:.........  $   506      13.90%    $ 1,490    17.92%    $ 1,270     21.02%    $ 1,930    26.25%    $1,194     24.32%
Residential mortgage
  loans variable.......      530      16.91       1,159    18.00         847     10.22         908    11.27        643     10.94
Residential home
 equity loans..........      228       5.35         265     6.69         282      9.41         114     5.02         92      5.37
Construction loans.....      113       1.77          70     1.14         113      1.22         341     0.66        459      0.60
Commercial mortgage
 loans ................      895      18.87       1,159    15.98         705     16.28         908    17.33        643     14.87

Commercial and
 Industrial Loans:
  Secured by real
  estate...............    2,505      13.53       2,981    14.36       2,963      9.08       2,157     8.12      1,653      6.51
  Other................      963      13.53         828     9.70       1,975     23.22       1,249    21.27      1,194     26.74

Shoppers Charge
 credit cards..........      394       6.78         331     7.84         N/A       N/A         N/A      N/A        N/A       N/A

Other loans to
 individuals for
 household, family and
 other personal
 expenditures .........      417       9.36         222     8.37         652       9.54      1,817     10.09     1,377     10.66
Unallocated............   10,400        N/A       8,054      N/A       5,302        N/A      1,930       N/A     1,926       N/A
                         -------     ------     -------   ------     -------     ------    -------   -------    ------    ------
   TOTAL                 $16,951     100.00%    $16,559   100.00%    $14,109     100.00%   $11,354    100.00%   $9,181    100.00%


The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the date indicated.

                          HUBCO, Inc. and Subsidiaries

                             S.E.C. GUIDE 3 -- ITEM V

                                    DEPOSITS

The following table sets forth average deposits and average rates for each of the years indicated.


                                                 Year Ended December 31,
                             --------------------------------------------------------------
                                   1995                    1994                  1993
                             -----------------      ----------------      -----------------
                               Amount     Rate        Amount    Rate        Amount     Rate
                             ----------   ----      ---------   ----      ----------   ----
                                                (In Thousands of Dollars)
Domestic Bank Offices:
  Non-interest-bearing
   demand deposits .......   $  275,915             $  273,491            $  232,746
  Interest-bearing
   demand deposits .......      233,000   2.75%        240,002   2.49%       203,118   2.53%
  Savings deposits .......      475,000   2.44         510,517   2.51        396,183   2.59
  Time deposits ..........      442,014   3.97         369,222   2.84        328,116   3.41
                             ----------             ----------            ----------
         TOTAL ...........   $1,425,929             $1,393,232            $1,160,163
                             ==========             ==========            ==========


Maturities of certificates of deposit and other time deposits of $100,000 or more issued by domestic offices, outstanding at December 31, 1995 are summarized as follows:

                                Time Certificates     Other Time
                                    of Deposit         Deposits         Total
                                -----------------     ----------       -------
                                             (In Thousands of Dollars)

3 months or less .............      $47,832              $ --          $47,832
Over 3 through 6 months ......        3,864                --            3,864
Over 6 through 12 months .....       10,076                --           10,076
                                    -------              ----          -------
         TOTAL ...............      $61,772              $ --          $61,772
                                    =======              ====          =======

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 -- ITEM VI

                           RETURN ON EQUITY AND ASSETS

                                              Year Ended December 31,
                                            ---------------------------
                                            1995       1994       1993
                                            -----      -----      -----

Return on Average Assets ..............      1.46%      1.11%      1.07%

Return on Average Equity ..............     19.49      16.57      14.95

Dividend Payout Ratio .................     33.52      26.47      29.25

Average Equity to Average
 Assets Ratio .........................      7.49       6.69       7.16

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 -- ITEM VII

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

                                         Federal Funds
                                         Purchased and
                                         Securities Sold
                                         Under Agreement        Other Short-
                                         to Repurchase          Term Borrowings
                                         ---------------        ---------------
                                               (In Thousand of Dollars)

Year ended December 31:
         1995 ......................         $20,654               $1,000
         1994 ......................          48,964                2,693
         1993 ......................          36,774                7,000

Weighted average interest rate
 at year end:
         1995 ......................            5.34%                5.42%
         1994 ......................            4.44                 5.16
         1993 ......................            2.69                 2.84

Maximum amount outstanding
 at any month's end:
         1995 ......................         $68,199               $1,478
         1994 ......................          67,161                3,669
         1993 ......................          51,605                8,122

Average amount outstanding
 during the year:
         1995 ......................         $37,184               $1,552
         1994 ......................          37,162                4,305
         1993 ......................          31,385                2,934

Weighted average interest
 rate during the year:
         1995 ......................          4.80%                   3.93%
         1994 ......................          2.92                    3.85
         1993 ......................          2.62                    2.87

ITEM 2.  PROPERTIES

The corporate headquarters of HUBCO is located in a three story facility in Mahwah, New Jersey. The building is approximately 64,350 square feet and houses the executive offices of the Company and its subsidiaries. The main office of Hudson United Bank is located in the former corporate headquarters, a four story facility in Union City, New Jersey, which is owned by Hudson United Bank. Hudson United Bank occupies 56 additional branch offices, of which 32 are owned and 24 are leased.

All leased properties have rental payments at or below fair market value. Of the twenty-four properties leased, nine have renewal options for terms of five to fifteen years. The remaining nineteen locations have expiration dates ranging from 1996-2005.

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

No matters were submitted to a vote of Shareholders of HUBCO during the fourth quarter of 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     As of December 31, 1995, HUBCO had approximately 2,284 shareholders.

     HUBCO's common stock is listed on the Nasdaq National Market. The following represents the high and low sale prices from each quarter during the last two years. The numbers have been restated to reflect a 3 for 2 stock split effective January 14, 1995.

                                         1995
                               ------------------------
                                 High              Low
                               -------           ------
1st Quarter ...............    $17.38            $14.67
2nd Quarter ...............     18.00             15.50
3rd Quarter ...............     21.13             17.25
4th Quarter ...............     22.13             19.25

                                         1994
                               ------------------------
                                 High              Low
                               -------           ------
1st Quarter ...............    $15.83            $13.42
2nd Quarter ...............     15.00             13.33
3rd Quarter ...............     15.17             13.13
4th Quarter ...............     15.00             12.50


     The following table shows the per share quarterly cash dividends paid upon the common stock over the last two years.

          1995                                1994
          ----                                ----
March 1 .........  $.15              March 1 .........   $.08
June 1 ..........   .15              June 1 ..........    .08
September 1 .....   .15              September 1 .....    .10
December 1 ......   .15              December 1 ......    .10

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


                                                 1995             1994             1993              1992             1991
                                                 ----             ----             ----              ----             ----
Net Interest Income .......................   $ 81,102         $ 71,096         $ 59,039          $ 52,935         $ 38,043

Provision for Loan Losses..................      4,200            3,550            4,874             7,432            3,672

Net Income ................................     23,684           17,432           13,871             8,971            6,278

Per Share Data(1)
  Net Income ..............................       1.82             1.36             1.06               .76              .62
  Primary Fully Diluted ...................       1.79             1.33             1.06               .76              .62
  Cash Dividends ..........................        .60              .36              .31               .27              .22

Balance Sheet Totals:
  Total Assets-12/31 ......................  1,613,194        1,709,384        1,363,674         1,233,910          981,297
  Long Term Debt-12/31 ....................     25,000           25,000              --               --                763
  Average Equity--for year ................    121,525          105,318           92,786            75,371           58,919
  Average Assets--for year ................  1,622,811        1,572,935        1,296,773         1,215,108          908,192

----------


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     HUBCO's 1995 Annual Report contains on pages 6 through 15 the information required by Item 7 and that information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     HUBCO's 1995 Annual Report contains on pages 16 through 29 the information required by Item 8 and that information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     HUBCO's Proxy Statement for its 1996 Annual Meeting under the caption "Election of HUBCO Directors", will contain the information required by Item 10 with respect to directors of HUBCO and certain information with respect to executive officers and that information is to be incorporated herein by reference. Certain additional information regarding executive officers of HUBCO, who are not also directors, appears under subsection (e) of Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     HUBCO's Proxy Statement for its 1996 Annual Meeting will contain, under the caption "Executive Compensation", and under the caption "Compensation Committee Interlocks and Insider Participation", the information required by Item 11 and that information is to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     HUBCO's Proxy Statement for its 1996 Annual Meeting will contain, under the caption "Stock Ownership of Management and Principal Shareholders", the information required by Item 12 and that information is to be incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     HUBCO's Proxy Statement for its 1996 Annual Meeting under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management", will contain the information required by Item 13 and that information is to be incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a) (1) & (2) List of Financial Statements and Financial
              Statement Schedules

          The below listed consolidated financial statements and report of independent public accountants of

          HUBCO, Inc. and subsidiaries, included in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

          Reports of Independent Public Accountants

          Consolidated Balance Sheets at
              December 31, 1995 and 1994

          Consolidated Statements of Income for the Years
              Ended December 31, 1995, 1994 and 1993

          Consolidated Statements of Changes in Stockholders'
              Equity for the Years Ended December 31, 1995,
              1994 and 1993

          Consolidated Statements of Cash Flows for the Years
              Ended December 31, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements

     Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) Exhibits

     List of Exhibits

        (2a) Agreement and Plan of Merger dated as of February 5, 1996, between HUBCO, Inc. and Lafayette American Bank and Trust Company.(Incorporated by reference from the Company's Current Report on Form 8-K dated February 6, 1996.)

        (2b) Stock Option Agreement dated as of February 5, 1996, between HUBCO, Inc. and Lafayette American Bank and Trust Company. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 6, 1996.)

        (3a) The Certificate of Incorporation of HUBCO, Inc. filed May 5, 1982 and amendments to the Certificate of Incorporation, dated November 22, 1983, January 30, 1984, January 11, 1985, July 17,
                1986, March 25, 1987, April 26, 1991, November 26, 1991, March
                25, 1992, May 17, 1993, January 4, 1995, and June 1, 1995.

        (3b)    The By-Laws of HUBCO, Inc.

        (4) Indenture dated as of January 14, 1994 between HUBCO, Inc. and Summit Bank as Trustee for $25,000,000 7.75% Subordinated Debentures due 2004. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit (4))

        (10a) Employment contract with Kenneth T. Neilson. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibit (10a).)

        (10b) Amendment to employment contract with Kenneth T. Neilson dated as of January 1, 1995.

        (10c) Employment contract with D. Lynn Van Borkulo-Nuzzo. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibit
                (10b).)

        (10d) Amendment to employment contract with D. Lynn Van Borkulo-Nuzzo dated as of January 1, 1995.

        (10e)   Employment contract with Richard I. Linhart.

        (10f) Collective Bargaining Agreement with Local 153 of the Office and Professional Employees International Union, dated January 26, 1993. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit (10d))

        (10g) Agreement and Plan of Merger dated October 7, 1994 between HUBCO, Hudson United Bank and Jefferson National Bank. (Incorporated by reference from the Company's Current Report on Form 8-K filed October 20, 1994.)

        (10h) HUBCO, Inc. Directors Deferred Compensation Plan.(Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibit (10g))

        (10i) Amended and Restated Agreement and Plan of Merger, dated as of February 14, 1995 and among Urban National Bank, HUBCO, Inc. and HUBCO's New Jersey commercial bank subsidiary, Hudson United Bank. (Incorporated by reference from the Company's Current Report on Form 8-K filed February 23, 1995.)

        (10j) Agreement and Plan of Merger dated as of August 18, 1995 among HUBCO, Inc., Hudson United Bank, Growth Financial Corp and Growth Bank. (Incorporated by reference from the Company's Current Report on Form 8-K filed August 24, 1995.)

        (13) Those portions of HUBCO's 1995 Annual Report which are incorporated by reference into this 10-K.

        (22)    List of Subsidiaries.

        (27)    Financial Data Schedule.

(b) Reports on Form 8-K

                Form 8-K filed October 19, 1995.

                Item 5. Other Events --

                Reported the declaration of the Company's regular quarterly cash dividend. Also reported the Company's earnings for the three-month and nine-month periods ended September 30, 1995.

                Item 7. Exhibits --

                Included two press releases regarding the above.

                Form 8-K filed October 23, 1995.

                Item 5. Other Events --

                Reported the restatement of the Company's financial statements in order to reflect the effect of recent acquisitions accounted for as poolings-of-interest.

                Items 7. Exhibits --

                Included restated financial statements, pro forma financial information and exhibits.

                Form 8-K filed November 15, 1995.

                Item 5. Other Events --

                Reported jointly with United National Bancorp ("United") the consummation of a joint venture between the Company's and United's wholly owned bank subsidiaries under which each will participate equally as owners of a financial services corporation providing data processing, check processing, management information services and other automated record keeping functions for the two banks.

                Item 7. Exhibits --

                Included one press release, Stock Purchase and Stockholder Agreement dated as of October 24, 1995 among HUB Financial Services Inc., HUBCO, Inc., Hudson United Bank, United National Bancorp and United National Bank, Data Processing Service and Clearing Agency Agreement dated November 2, 1995 between United National Bank and HUB Financial Services, Inc., Data Processing Service and Clearing Agency Agreement dated November 2, 1995 between Hudson United Bank and HUB Financial Services, Inc., Administrative Services Agreement dated November 2, 1995 between Hudson United Bank and HUB Financial Services, Inc.

                Form 8-K filed December 1, 1995.

                Item 5. Other Events --

                Reported the announcement by the Company of the signing of an agreement to acquire the three New Jersey branches of CrossLand Federal Savings Bank.

                Item 7. Exhibits --

                Included a press release and the Agreement dated as of November 21, 1995 between CrossLand Federal Savings Bank and Hudson United Bank.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HUBCO, INC.

                                             By: /s/ JAMES E. SCHIERLOH
                                                 ----------------------
                                                   James E. Schierloh
                                                  Chairman of the Board

Dated: March 15, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                   Title                      Date
         ---------                   -----                      ----
/s/ JAMES E. SCHIERLOH          Chairman of the
----------------------------    Board and Director          March 15, 1996
James E. Schierloh

/s/ KENNETH T. NEILSON          President, CEO and          March 15, 1996
----------------------------    Director
Kenneth T. Neilson

/s/ ROBERT J. BURKE             Director                    March 15, 1996
----------------------------
Robert J. Burke

/s/ BRYANT D. MALCOLM           Director                    March 15, 1996
----------------------------
Bryant D. Malcolm

/s/ Harry J. Leber              Director                    March 15, 1996
----------------------------
Harry J. Leber

/s/ CHARLES F.X. POGGI          Director                    March 15, 1996
----------------------------
Charles F. X. Poggi

/s/ SR. GRACE FRANCES STRAUBER  Director                    March 15, 1996
----------------------------
Sister Grace Frances
Strauber

         Signature                   Title                      Date
         ---------                   -----                      ----
/s/ W. PETER MCBRIDE            Director                    March 15, 1996
----------------------------
W. Peter McBride

/s/ RICHARD I. LINHART          Executive Vice              March 15, 1996
----------------------------    President
Richard I. Linhart

/s/ CHRISTINA L. MAIER          Assistant                   March 15, 1996
----------------------------    Treasurer
Christina L. Maier

                                   Exhibit 22

                              LIST OF SUBSIDIARIES

                          SUBSIDIARIES OF HUBCO, INC.:

     Hudson United Bank, organized under the banking laws of the State of New Jersey.

     HUB Investment Services, Inc., organized under the New Jersey Business Corporation Act.

                       SUBSIDIARIES OF HUDSON UNITED BANK:

     Hendrik Hudson Corp. of New Jersey, organized under the New Jersey Business Corporation Act.

     Lafayette Development Corp., organized under the New Jersey Business Corporation Act.

     JNB Holdings, Inc., organized under the New Jersey Business Corporation
Act.

     UNB Holdings, Inc., organized under the New Jersey Business Corporation
Act.