Form 10-K/A
period 1995-12-31
HUBCO INC
filed 1996-04-30
CIK 703559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ------------


                                   FORM l0-K/A


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

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                        Part(s) Into
     Documents                                       Which Incorporated
     ---------                                       ------------------
Annual Report to Shareholders                             Part I
for the fiscal year ended                                 Part II
December 31, 1995 ("HUBCO's 1995
Annual Report"), pages 6 through 29



     With the exception of information specifically incorporated by reference, HUBCO's 1996 Annual Report is not to be deemed part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     HUBCO's Certificate of Incorporation and By-laws authorize a minimum of 5 and a maximum of 25 directors, but leave the exact number to be fixed by resolution of the HUBCO Board of Directors. The HUBCO Board is presently comprised of 10 members and, by Resolution of the HUBCO Board, the number of HUBCO Directors will be 9 effective upon the date of the Meeting.

     Pursuant to the HUBCO Certificate of Incorporation, the directors of HUBCO are divided into three classes and each class is elected to serve for a staggered three-year term.

     Messrs. McBride, Malcolm and Schierloh are each being nominated for a three-year term extending to the 1999 Annual Meeting. If, for any reason, any of the nominees become unavailable for election, the proxy solicited by the HUBCO Board will be voted for a substitute nominee selected by the HUBCO Board. The HUBCO Board has no reason to believe that any of the named nominees is not available or will not serve if elected.

     The names of the nominees for election, the directors whose terms extend beyond the HUBCO Meeting and certain information about each of them are set forth in the tables below. Years of service on the HUBCO Board includes prior service on the Board of Directors of HUB prior to the formation of the holding company.


                    TABLE I--NOMINEES FOR 1996 ANNUAL MEETING


Name,  Age & Position      Principal Occupation                               Director        Term
with HUBCO                 During Past Five Years                             Since           Expiring
- ---------------------      ----------------------                             --------        --------
James  E.                  Chairman of the Board of HUBCO and HUB since         1972            1999
Schierloh,66,              September 1990; formerly self-employed
Chairman                   Certified Public Accountant.

W. Peter McBride,50        President of McBride Enterprises, Inc. and           1995            1999
                           President of Urban Farms, Inc. (real estate
                           development and investment companies)

Bryant Malcolm, 61         President, B.D. Malcolm Company, Inc.                1995            1999
                           (general contractors)


                    TABLE II--DIRECTORS WHOSE TERMS CONTINUE
                                BEYOND THIS ANNUAL MEETING

Name,  Age & Position      Principal Occupation                               Director         Term
with HUBCO                 During Past Five Years                             Since            Expiring
- ---------------------      ----------------------                             --------         --------

Robert J.  Burke, 62       President and Chief Operating Officer, Union         1979            1997
                           Dry Dock and Repair Co., Hoboken, N.J. (ship
                           repair facility).

Joan David, 57             Substitute Teacher, Board of Cooperative             1994            1998
                           Educational Services of Rockland County
                           (1989 to present).



Name,  Age & Position      Principal Occupation                               Director         Term
with HUBCO                 During Past Five Years                             Since            Expiring
- ---------------------      ----------------------                             --------         --------
Thomas R. Farley, 69       Retired February 1995, formerly a Partner in         1994            1997
                           the law firm of Farley & Isles (1980 - 1995).

Kenneth  T.  Neilson,      President and CEO of HUBCO and HUB.                  1989            1998
47, President & CEO

Charles  F.X.  Poggi,      President and Chief Operating Officer, The           1973            1997
65                         Poggi Press (general printing business).

Sister Grace  Frances      Chairperson, Franciscan Health System of             1979            1998
Strauber, 68               N.J. (1991 - 1993), Member (1991 - present);
                           Administrative Post on the Leadership Team for
                           the U.S. region of the Franciscan Sisters of the
                           Poor (1993 - present); Management Consultant, Health
                           System, Inc., Brooklyn, N.Y., Franciscan Sisters
                           of the Poor (1986 - present).



     No director of HUBCO is also a director of any other company registered pursuant to Section 12 of the Exchange Act or subject to the requirements of
Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

     During the past year Mr. Henry G. Hugelheim retired from the HUBCO Board due to ill health. Mr. Edwin Wachtel retired upon relocation to Florida. Effective upon the date of the HUBCO Meeting, Mr. Harry J. Leber will retire having attained the mandatory retirement age.

BOARD OF DIRECTORS' MEETINGS; COMMITTEES OF THE HUBCO BOARD

     The HUBCO Board held 8 board meetings during 1995 and 26 board committee meetings. The HUBCO Board holds regularly-scheduled meetings each quarter and special meetings as circumstances require. At present, all of the directors of HUBCO also serve as directors of HUB.

     HUBCO has a standing Audit Committee of the Board of Directors. This committee arranges for HUB's directors' examinations through its independent public accountants, reviews and evaluates the recommendations of the directors' examiners, receives all reports of examination of HUBCO and HUB by bank regulatory agencies, analyzes such regulatory reports, and reports to HUB's Board the results of its analysis of the regulatory reports. This committee also receives reports directly from HUBCO's internal auditing department and recommends any action to be taken in connection therewith. The Audit Committee met seven times during 1995. During 1995, Sr. Grace Frances Strauber served as Chairperson of the Audit Committee. The other HUBCO member of the Audit Committee is Mr. Farley. Messrs. Joseph Pfeiffer and Joseph A. Tighe, Directors of HUB, also serve on the Audit Committee.

     During 1995, HUBCO established a Nominating Committee consisting of Messrs. McBride, Neilson, Poggi and Schierloh. The committee will consider recommendations from shareholders received sufficiently in advance of the mailing of the proxy statement for the annual meeting. The committee reviews qualifications of and recommends to the Board as potential candidates for election as directors business people from within the community served by HUB who are willing to commit time and dedicate effort to the success of HUBCO and HUB. During 1995, the committee met one time.

     HUBCO also created its Compensation Committee during 1995. The members are Mrs. David and Messrs. Burke, McBride and Poggi. The committee met five times during 1995. The Compensation Committee replaced the former Personnel Committee of HUB. During 1995, the Personnel Committee met one time. The Personnel Committee consisted of Mrs. David, Sister Grace Francis Strauber and Messrs. Burke and Poggi.

     During 1995, no incumbent director of HUBCO attended fewer than 75% of the total meetings of the HUBCO Board and meetings of committees of the HUBCO Board on which such director served.

     Certain additional information regarding executive officers of HUBCO, who are not also directors, appears under subsection (e) of Item 1 of this Form 10-K/A.


ITEM 11. EXECUTIVE COMPENSATION

     Executive compensation is described below in the tabular format mandated by the Commission. The letters in parentheses above each column heading are the letters designated by the Commission for such columns, and are provided to make inter-company comparisons easier.

SUMMARY COMPENSATION TABLE

     The following table summarizes all compensation earned in the past three years for services performed in all capacities for HUBCO and its subsidiaries with respect to the HUBCO Named Officers.


                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation        Long Term Compensation Awards
         (a)            (b)          (c)           (d)              (f)                 (g)                (l)
        Name                                                     Restricted         Securities          All Other
    and Principal                                                   Stock            Underlying        Compensation
      Position         Year         Salary ($)      Bonus ($)    Award(s)(1)($)     Options/SARs #         (2) ($)
      --------         ----         ----------      ---------    --------------     --------------         -------

Kenneth  T.  Neilson,  1995          250,000        250,000           -0-(3)               -0-              7,446
President and CEO      1994          250,000        250,000       217,000(4)           135,000              4,500
HUBCO & HUB            1993          250,000        187,500        92,250(5)              n/a               7,500

D. Lynn Van            1995          145,000         72,500           -0-(6)               -0-              7,446
Borkulo-Nuzzo,         1994          130,000         67,000(7)     20,750(8)            52,500              3,443
Executive Vice         1993          100,000         53,000        38,500(9)              n/a               3,000
President and
Corporate Secretary
HUBCO & HUB

Richard Linhart,       1995           36,250(10)     10,000(11)       -0-               20,000                192
Executive Vice         1994              n/a            n/a           n/a                 n/a                 n/a
President and Chief    1993              n/a            n/a           n/a                 n/a                 n/a
Financial Officer
HUBCO & HUB

Robert Mangano,        1995          173,280(12)     30,000(13)       -0-               32,550              3,962
Executive Vice         1994              n/a            n/a           n/a                 n/a                 n/a
President-Branch       1993              n/a            n/a           n/a                 n/a                 n/a
Administration HUB

Thomas Shara,          1995          145,000         72,500(14)       -0-                 -0-               7,014
Executive Vice         1994          135,000         69,500(15)    51,875(16)           52,500              5,210
President-Senior       1993          124,000         62,000        38,500(17)              -0-              4,754
Lending Officer
HUB

- --------------
NOTES:

(1) The dollar amounts listed represent the number of shares of restricted stock granted, multiplied by the fair market value of each share of stock on the date of the grant. Dividends are paid on all shares of restricted stock. Cash dividends are paid directly to the officer holding the restricted stock. Stock dividends are added to the restricted stock and are subject to the same restrictions. Restricted stock has been awarded with various vesting schedules described below. The number of shares reflected in the footnotes below have been adjusted for the 3 for 2 stock split effected January 15, 1995.

(2) All amounts in this column represent employer contributions to 401(k) plans on behalf of the HUBCO Named Officers and premiums for life insurance in excess of $50,000.

(3) At December 31, 1995, Mr. Neilson held a total of 23,250 shares of restricted stock with an aggregate value of $309,250. None of these shares were awarded in 1995.

(4) Includes 3,000 shares awarded on June 16, 1994 to vest on June 16, 1996 and 13,500 shares awarded on November 14, 1994 to vest on November 14, 1996.

(5) Includes 4,500 shares awarded on June 9, 1993 to vest on June 9, 1996 and 2,250 shares awarded on December 13, 1993 to vest on December 13, 1996.

(6) At December 31, 1995, Ms. Van Borkulo-Nuzzo held a total of 7,882 shares of restricted stock with an aggregate value of $83,440. None of these shares were awarded in 1995.

(7) Of this amount, $2,000 represents a special performance bonus paid in connection with specific projects.

(8)  Includes 1,500 shares awarded on June 16, 1994 to vest on June 16, 1996.

(9)  Includes 3,000 shares awarded on June 9, 1993 to vest on June 9, 1996.

(10) This amount is from the date of hire on October 2, 1995 through December 31, 1995. Mr. Linhart's annualized compensation would have been $145,000.

(11) This amount represents a special performance bonus paid in connection with specific projects

(12) Of this total, $85,780 represents the amount paid by Urban National Bank ("Urban") for the period of January 1, 1995 through June 30, 1995 and $87,500 represents the amount paid by HUB for the period July 1, 1995 through December 31, 1995.

(13) This amount represents a bonus paid by Urban.

(14) Of this amount, $500 represents a special performance bonus paid in connection with specific projects.

(15) Of this amount, $2,000 represents a special performance bonus paid in connection with specific projects.

(16) Includes 3,750 shares awarded on June 16, 1994 to vest on June 16, 1996.

(17) Includes 3,000 shares awarded on June 9, 1993 to vest on June 9, 1996.

                                STOCK GRANT TABLE

     The following table provides certain information about options awarded to HUBCO Named Officers in the last fiscal year. HUBCO does not utilize stock appreciation rights ("SARs") in its compensation package, although the Commission rules require that SARs be reflected in Table headings.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                Individual Grants

                           Number of           % of Total
                           Securities         Options/SARs
                           Underlying          Granted to          Exercise                          Grant Date
                         Options/SARs         Employees In          or Base       Expiration          Present
         Name             Granted (#)         Fiscal Year        Price ($/SH)        Date           Value($)(1)
         ----            ------------         ------------       ------------     -----------     -------------
         (a)                 (b)                  (c)                 (d)             (e)                (f)

Richard I. Linhart           20,000               21.84             19.625         12/12/04            $114,740

Robert Mangano(2)            10,850(2)            11.85              4.608(2)        6/1/02            $142,591
                             21,700(2)            23.70              4.147(2)       9/13/03            $295,185

- -----------
NOTES:

(1) The Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. HUBCO's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the grant date present value:


                                                                                              Interest
                                    Days to Expiration        Volatility    Dividend Yield      Rate
                                    ------------------        ----------    --------------    --------

         Richard Linhart                    2,557             29.80%            3.46%            6.10%

         Robert Mangano    (10,850)         2,557             29.18%            3.83%            6.22%
                           (21,700)         2,922             29.18%            3.83%            6.30%


     In addition, the present value calculated pursuant to the Black-Scholes model was discounted at 5% per vesting year under risk of forfeiture to the extent applicable. The real value of the options in this table depends upon the actual performance of HUBCO Common Stock during the applicable period.

(2) These options were originally granted several years ago to Mr. Mangano by Urban. These non-qualified options were then issued by HUBCO in connection with HUBCO's acquisition of Urban in 1995 to replace earlier awards made by Urban. The terms of the HUBCO option awards are those established by Urban when the awards originally were made.

                              STOCK EXERCISE TABLE

     The following table is intended to show options exercised during the last fiscal year and the value of unexercised options held at year-end 1995 by the HUBCO Named Officers. HUBCO does not use SARs as part of its compensation package.

   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL AND FY-END OPTION/SAR VALUES


                                                                           Number of
                                                                          Securities                   Value of
                                                                          Underlying                  Unexercised
                                                                          Unexercised                In-The-Money
                                                                        Options/SAR at              Options/SARs at
                                                                            FY-End(#)                FY-End ($)(1)
                               Shares                                    -------------               -------------
                            Acquired on             Value                Exercisable/                Exercisable/
Name                        Exercise (#)         Realized ($)            Unexercisable               Unexercisable
- ----                        ------------         ------------            -------------               -------------
Kenneth T. Neilson               -0-                  -0-                 67,500/67,500             $627,412/$627,413
D. Lynn Van                      -0-                  -0-                  7,500/45,000              $69,713/$418,275
Borkulo-Nuzzo
Richard I. Linhart               -0-                  -0-                    -0-/20,000                 $ -0-/$50,000
Robert Mangano(2)                -0-                  -0-                    32,550/-0-                 $580,182/$-0-
Thomas Shara                     -0-                  -0-                  7,500/45,000              $69,713/$418,275

- -----------------
NOTES:

(1) Options are "in the money" if the fair market value of the underlying security exceeds the exercise price of the option at year end.

(2) Mr. Mangano's options were issued by HUBCO as part of the acquisition of Urban and replaced grants made by Urban.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     HUBCO and HUB jointly entered into an employment agreement with Mr. Neilson upon his appointment as President in 1989. The agreement continues Mr. Neilson's salary as in effect on September 5, 1989 and provides annual increases to be decided by the HUBCO Board. For 1996, Mr. Neilson's annual base salary is $325,000. If HUBCO changes Mr. Neilson's title to a lesser position, reduces his compensation, forces him to relocate, or materially alters his duties, responsibilities or authority, Mr. Neilson can resign and continue to receive his compensation under the agreement until the expiration of the agreement. After a change-in-control, if Mr. Neilson's employment is terminated by HUBCO (except for cause or as a result of his death or disability), or if Mr. Neilson resigns for any reason whatsoever after giving 60 days' notice of his intent to do so, he is entitled to receive two times his highest W-2 compensation in effect during the three years preceding the termination or resignation in a lump sum. The employment agreement, as amended, will expire on the date of HUBCO's 1998 annual meeting.

     HUBCO and HUB jointly have entered into Change-in-Control Employment Agreements with each of Ms. Van Borkulo-Nuzzo, Mr. Linhart and Mr. Shara. After a change-in-control (as defined in the Agreements), if the executive's employment is terminated by HUBCO or HUB (except for cause or as a result of death or disability), or if HUBCO or HUB changes the executive's title, position, duties or responsibilities, and the executive resigns as a result of the change, the executive is entitled to receive a lump sum payment equal to the executive's highest W-2 compensation in effect during the three years preceding the termination or resignation. Each agreement will expire on December 31, 1998 unless a change-in-control occurs prior to that date.

     Upon the merger of Urban into HUB, Mr. Mangano, Executive Vice President of HUB (formerly President of Urban) entered into an Employment Agreement with HUBCO and HUB as of July 1, 1995. The contract is for a term of 3 years, expiring June 30, 1998, and provides Mr. Mangano with a base salary of $175,000 per year, 4 weeks vacation per year, country club membership, use of a company car and such other benefits and perquisites as other senior officers may be entitled to receive. Upon a termination by HUBCO of Mr. Mangano other than for cause (as defined in the Agreement) or if Mr. Mangano terminates his employment for "good reason" (as defined in the Agreement), which includes a change-in-control of HUBCO, Mr. Mangano will receive 36 months' salary reduced by the number of months elapsing since July 1, 1995, but in any event, not less then 24 months' salary. In addition, Mr. Mangano would receive "Special Retirement Benefits" including full vesting in all pension, savings, retirement and other benefit plans and an additional 36 months of credited service. If an excise tax under the provisions of Section 280G of the Internal Revenue Code is imposed on Mr. Mangano by virtue of such compensation, HUBCO will pay Mr. Mangano an additional amount that is generally intended to cover the excise tax payable by Mr. Mangano plus the additional federal and state taxes due on that amount.

     Under HUBCO's restricted stock plan, each share of stock awarded is subject to a "Restricted Period" of from two to ten years, as determined by the committee administering the plan when it awards the shares. Effective upon the date of grant, the officer or employee is entitled to all the rights of a shareholder with respect to the shares, including dividend and voting rights. However, if a share recipient leaves the employment of HUBCO or its subsidiaries during the Restricted Period for any reason, his or her shares may be forfeited to HUBCO. Upon the occurrence of a change in control of HUBCO, every Restricted Period then in existence of five years or less will automatically expire.

     Under the HUBCO, Inc. 1995 Stock Option Plan, options are granted with a term not to exceed ten years from the grant date. Each option is granted with a vesting schedule as determined by the Stock Committee. In the event of a change in control, as defined in the Plan, any option which has not, as of the date of the change in control, become exercisable, becomes fully vested.

PENSION PLANS

     PENSION PLANS. HUBCO has two non-contributory, defined benefit pension plans: The Employees' Retirement Plan of HUBCO, Inc. (the "BASE PLAN") and the Retirement Plan for Non-Bargaining Employees of HUBCO, Inc. (the "NON-BARGAINING RETIREMENT PLAN"), both of which apply to employees of HUBCO and its designated subsidiaries. The Board has authorized the consolidation of these plans into one plan; this consolidation is expected to be finalized during the second quarter of 1996.

     BASE PLAN. The Base Plan covers any employee of HUBCO or it subsidiaries who works over 1,000 hours per year, is over age 20 1/2 and has completed 6 months of service. The annual retirement benefit for the HUBCO Named Officers is the sum of (i) 1.25% of the employee's base year-end compensation during the year he or she joins the Base Plan multiplied by the number of years of service with HUBCO or HUB prior to joining the Base Plan; plus (ii) 1.25% of the employee's base year-end compensation during each year of a participant's service after joining the Base Plan. Retirement benefits normally commence when an employee reaches age 65.

     NON-BARGAINING RETIREMENT PLAN. The Non-Bargaining Retirement Plan provides additional retirement benefits for non-bargaining employees of HUBCO and its subsidiaries. It covers each non-bargaining employee who works over 1,000 hours per year, is over age 20 1/2 and has completed 6 months of service. The annual retirement benefit for covered employees is calculated by taking 1% of an employee's base average annual earnings (determined by averaging the highest five continuous years of credited service, excluding the last year of service) multiplied by the years of credited service under the Non-Bargaining Retirement Plan, adding 1/2% of an employee's base average annual earnings in excess of the average Social Security Wage Base (calculated based upon the year of birth) multiplied by the years of credited service, and subtracting the pension benefit the employee will receive from the

Base Plan. Retirement benefits normally commence when an employee reaches age
65. The Non-Bargaining Retirement Plan also provides for disability pension benefits.

     In each of the above plans, compensation in the form of a bonus is excluded from benefit calculations. Thus, for each Named Officer, only the amounts which are shown each year under the heading "Salary" in the Summary Compensation Table in this Proxy Statement are covered.

     The table below shows an employee's estimated annual retirement benefits from both pension plans, assuming retirement at age 65 for an individual reaching such age before January 1, 1995 and assuming a straight life annuity benefit, for the specified compensation levels and years of service. The benefits listed in the table are not subject to any deduction for social security or other offset amounts. Mr. Neilson has approximately 12 years of credited service under the pension plans as of January 1, 1996 and, at age 65, would have 30 years of credited service. Ms. Van Borkulo-Nuzzo has approximately 29 years of credited service under the pension plans as of January 1, 1996, and, at age 65, would have approximately 48 years of credited service. Mr. Shara has approximately 14 years of credited service under the pension plans as of January 1, 1996 and, at age 65, would have approximately 42 years of credited service.

     Neither Mr. Linhart nor Mr. Mangano had any credited service in the pension plans as of January 1, 1996. At age 65, their anticipated credited service would be approximately 13 years and 15 years respectively.

                               PENSION PLAN TABLE

                                YEARS OF SERVICE

         Salary              15               20               25               30             35
        --------            ----             ----             ----             ----            ---

        $125,000          $26,181           $34,907         $43,634          $52,361         $61,088

        $150,000          $31,806           $42,407         $53,009          $63,611         $74,213

     For the current plan year, the compensation for computing benefits under the pension plans cannot exceed $150,000, which is indexed for inflation as limited by Congress.

     The HUBCO Board has authorized the purchase of a supplemental benefit in the form of Corporate Owned Life Insurance to offset the effect of the IRS imposed limitations on pension benefits for Mr. Neilson.

DIRECTORS' COMPENSATION

     The HUBCO Board has established directors' retainer and fees effective January 1, 1995 as follows:

 (1)  Chairman's Retainer                                      $26,000
      Chairman of Audit Committee, Retainer                    $ 5,000
      Chairman of Personnel Committee, Retainer                $ 5,000
 (2)  Annual Director's Retainer                               $12,000
 (3)  HUBCO, HUB and subsidiary Board Meetings                 $   500
 (4)  Committee Meetings                                       $   400

     The President and CEO does not receive any retainer or Board fees.

     RETIREMENT. Non-employee directors with at least 36 months of service upon retirement will receive a retirement benefit each year for life (but not to exceed 10 years) equal to 10% of the director's retainer in effect at the date of his or her retirement, multiplied by the number of years of service as a director (not to exceed 10 years).

At present, the maximum benefit payable per director is $12,000 per year for 10 years.

     Deferred Compensation. The HUBCO Board adopted a nonqualified Deferred Compensation Plan for directors covering the retainer and committee fees effective January 1, 1995. Participation is optional. Interest is paid on deferred fees at the highest rate paid by HUB on passbook savings. The provisions of the Deferred Compensation Plan are designed to comply with certain rulings of the Internal Revenue Service under which the deferred amounts are not taxed until received. Under the Deferred Compensation Plan, the directors who elect to defer their fees will receive the fees over time after they retire.

     BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The compensation payable to executive officers of HUBCO and of HUB is determined by the Compensation Committee, except that restricted stock awards and stock option grants are determined by HUBCO's Stock Committee (the "Stock Committee") and bonuses are based upon parameters established by the full HUBCO Board. All actions of the Compensation Committee are subject to review and ratification by the Boards of Directors of HUBCO and HUB. Thus, this report is being issued over the names of all the directors of HUBCO and is concurred in by all members of the relevant committees.

     The Committee members are: Compensation Committee: Charles F.X. Poggi (Chairman), Robert Burke, Joan David and W. Peter McBride; Stock Committee:
Robert Burke (Chairman), Sister Grace Frances Strauber and Bryant Malcolm.

     This report shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act, or under the Exchange Act, except to the extent that HUBCO specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

EXECUTIVE COMPENSATION POLICY

     HUBCO's policy is to compensate its executives fairly and adequately for the responsibility assumed, for the success and direction of HUBCO, for the effort expended in discharging that responsibility, and for the results achieved directly or indirectly from each executive's performance. "Fair and adequate compensation" is established after careful review of:

     1.   HUBCO's earnings;

     2. HUBCO's performance as compared to other companies of similar size and market area; and

     3. Comparison of what the market demands for compensation of similarly situated experienced executives.

     Total compensation takes into consideration a mix of base salary, bonus, perquisites, restricted stock awards and stock options. The particular mix is established in order to competitively attract competent professionals, retain those professionals, and reward extraordinary achievement.

     The Compensation Committee also considers net income for the year and earnings per share of HUBCO Common Stock before finalizing officer increases for the coming year.

     Based upon its current levels of compensation, HUBCO is not affected by the provisions of the Code which limit the deductibility to a company of compensation in excess of $1 million paid to any of its top five executives.

Since the grant of options under the 1995 Stock Option Plan may, in subsequent years, result in total compensation to an officer in excess of $1 million, the 1995 Stock Option Plan has been designed so that compensation payable under the Option Plan conforms to the Code requirements and will be deductible by HUBCO.

     In certain instances, compensation decisions take into account contractual commitments assumed by or agreed to by HUBCO as a result of an acquisition.

BASE SALARY

     Subject to HUBCO Board review and ratification, the responsibility for establishing base salary for executives is delegated to the Compensation Committee.

     Salary is minimum compensation for any particular position and is not tied to any performance formula or standard. However, that is not to say that poor performance will not result in termination. Superior performance is expected of all executive officers.

     To establish salary, the following criteria are used:

     1.   Position description.

     2.   Direct responsibility assumed.

     3. Comparative studies of peer group compensation. Special weight is given to local factors as opposed to national averages.

     4. Earnings performance of HUBCO resulting in availability of funds for payment of salary expense.

     5. Competitive level of salary to attract and retain qualified and experienced executives.

ANNUAL BONUSES

     Each year the HUBCO Board establishes the parameters for the award of bonuses. The current parameters involve HUBCO's performance specifically related to return on equity and minimum loan loss reserve levels.

     Under the bonus program the bonus pool may not exceed 10% of after tax profits of HUBCO and the creation of the bonus pool may not cause the year-end results to fall below the targeted return on equity or the loan loss reserve to fall below the targeted loan loss reserve percentage. If the targeted results are not achieved, no bonuses will be paid under the program. Even if the targeted level is achieved, each department must meet its budget in order to be eligible for a bonus and each employee must achieve key goals established for him or her in order to be personally eligible.

RESTRICTED STOCK

     The responsibility for establishing restricted stock awards is delegated to the Stock Committee.

     Twice annually the Stock Committee meets to evaluate meritorious performance of all officers and employees for consideration to receive restricted stock awards.

     The Stock Committee makes awards based upon the following criteria:

     1.   Position of the officer or employee in HUBCO and/or HUB.

     2. The benefit which HUBCO or HUB has derived as a result of the efforts of the award candidate under consideration.

     3. HUBCO's desire to encourage long term employment of the award candidate.

STOCK OPTIONS

     The 1995 Stock Option Plan was approved by HUBCO's shareholders at the 1995 Annual Meeting.

     The responsibility for recommending awards of stock options to the full HUBCO Board rests with the Stock Committee.

     The Stock Committee makes recommendations for awards based upon the following criteria:

     1.   Position of the officer or employee in HUBCO and/or HUB.

     2. The benefit which HUBCO or HUB has derived as a result of the efforts of the award candidate under consideration.

     3. HUBCO's desire to encourage long term employment of the award candidate.

PERQUISITES

     Perks, such as company automobiles and their related expenses, country club memberships, auxiliary insurance benefits and other perks which the HUBCO Board may approve from time to time are determined and awarded pursuant to evaluation under the same criteria used to establish base salary or, in certain circumstances pursuant to contractual commitments assumed by or agreed to by HUBCO as a result of an acquisition.

                                    * * * * *

     HUBCO has long believed that a strong, explicit link should exist between executive compensation and the value delivered to shareholders. The bonus program, restricted stock awards and stock option awards all provide competitive compensation which increase based on HUBCO's performance. Since each bonus is based on a direct, explicit link to HUBCO's performance, it is directly and explicitly linked to the value received by shareholders. HUBCO's profitability inures to the benefit of shareholders, and is a direct result of the direction established by management. The general compensation philosophy is that base salary for executives should place compensation at the twenty-fifth percentile of the peer group but that total compensation (including bonus, restricted stock and options) should place compensation over the seventy-fifth percentile in line with HUBCO's performance.

     IN 1995 THE COMMITTEES RESPONSIBLE FOR THE VARIOUS COMPONENTS OF EXECUTIVE COMPENSATION UTILIZED TWO SALARY SURVEYS TO ESTABLISH EXECUTIVE COMPENSATION. THE FIRST REPORT, "N.J. BANKERS' SALARY SURVEY", PREPARED BY KPMG PEAT MARWICK, IDENTIFIED COMPENSATION IN INSTITUTIONS IN THE $1 TO $3 BILLION CATEGORY IN THE NEW YORK, NEW JERSEY, PENNSYLVANIA TRI-STATE AREA. THE SECOND SURVEY, CONDUCTED BY WYATT DATA SERVICES, ENTITLED "FINANCIAL INSTITUTIONS BENCHMARK COMPENSATION REPORT", WAS NATIONWIDE FOR THE FINANCIAL INDUSTRY.

     MR. NEILSON, THE PRESIDENT OF HUBCO, DID NOT RECEIVE AN INCREASE IN BASE PAY FOR 1993, 1994, OR 1995 BUT RECEIVED AN INCREASE OF $75,000 EFFECTIVE FOR 1996. HE IS ELIGIBLE FOR BONUSES EQUAL TO 100% OF HIS BASE

SALARY. MR. NEILSON'S BASE SALARY IS $325,000. THE HUBCO BOARD BELIEVES THAT THIS PACKAGE REPRESENTS FAIR COMPENSATION IN VIEW OF HUBCO'S 1995 PERFORMANCE AND PEER GROUP COMPARISONS.

     For 1995, Mr. Schierloh, Chairman of HUBCO, received a base salary of $36,000 and was eligible for a 50% bonus. In addition, he was paid a quarterly retainer of $6,500 as director and Chairman. Mr. Schierloh is retiring as Chairman after the HUBCO Meeting although he will continue as a director of HUBCO. The HUBCO Board has elected Mr. Neilson as Chairman effective immediately following the HUBCO Meeting.

                         THE BOARD OF DIRECTORS OF HUBCO

                                 Robert J. Burke
                                   Joan David
                                Thomas R. Farley
                                 Harry J. Leber
                                 Bryant Malcolm
                                W. Peter McBride
                               Kenneth T. Neilson
                               Charles F.X. Poggi
                               James E. Schierloh
                          Sister Grace Frances Strauber


                                PERFORMANCE GRAPH

     The following graph compares the cumulative total return on a hypothetical $100 investment made at the close of business on December 31, 1990 in: (a) HUBCO Common Stock; (b) the Standard & Poor's ("S&P") 500 Index; and (c) an index of peer group performance. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.


            --The graph is represented by the following plot points--



                                1990          1991         1992          1993          1994          1995
                                ----          ----         ----          ----          ----          ----

HUBCO Inc.                      100           196.50       400.76        562.90        567.54        879.82
S&P 500 Index                   100           130.47       140.41        154.56        146.60        215.45
Peer Group                      100           176.12       292.00        317.65        336.97        583.07


     Four of HUBCO's "peer group" have been acquired. While their performance is included in the above graph, it should be noted that the fact of acquisition has, in all likelihood, resulted in improved investment results for those institutions which were acquired.

PEER GROUP POPULATION:

Commerce Bancorp Inc. N.J.
First Fidelity Bancorporation
Midlantic Corp.
Summit Bancorporation
Trust Co. N.J. Jersey City - Name change from Trustcompany Bancorporation Summit Bancorp - Name change from UJB Financial Corp.
Valley National Bancorp

Prepared from data supplied by Standard & Poor's Compustat Services.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER TRANSACTIONS

     As noted above under the caption "Board Compensation Committee Report on Executive Compensation," various aspects of the compensation of the HUBCO Named Officers are determined by the Compensation Committee and the Stock Committee. The Compensation Committee members are: Charles F.X. Poggi (Chairman), Robert Burke, Joan David and W. Peter McBride. The Stock Committee members are: Robert Burke (Chairman), Sister Grace Frances Strauber and Bryant D. Malcolm.

     Mr. Schierloh and Mr. Neilson, each of whom serves on the Board of Directors of both HUBCO and HUB, are officers of HUBCO and HUB. Each of Messrs. Schierloh and Neilson absented themselves from all discussions, and abstained from all voting, on the Boards on which they served with respect to their own compensation.

     Charles F.X. Poggi, who serves on the Board of Directors of both HUBCO and HUB, and who is the Chairman of the Compensation Committee and is involved in setting executive compensation, is President of Poggi Press, a general printing company. During 1995, Poggi Press was paid $343,145.51 for printing work for HUBCO and its subsidiaries. Management believes the terms and conditions of this transaction to be equivalent to terms available from an independent third party.

     W. Peter McBride, a Director of HUBCO and HUB serves on the Compensation Committee. Various companies with which Mr. McBride is affiliated have business relationships with HUBCO or HUB. The Franklin Lakes office of HUB (obtained through merger with Urban) is leased from Urban Farms Shopping Center, Inc., a New Jersey corporation of which W. Peter McBride is the President and a shareholder. The lease was originally executed in 1979 and extended on November 1, 1994 to December 31, 1999. Contiguous space is also leased from Urban Farms Shopping Center, Inc. for the term February 1, 1993 to January 31, 1996. Management believes the terms and conditions of these leases to be equivalent to terms available from an independent third party. The annual aggregate lease payments through December 31, 1995 were $75,365.61. Urban Farms, Inc., a McBride-owned company, does landscape work for HUB. In 1995, $7,600.81 was paid for such services. Albert P. Schmidt Construction Co., a McBride-owned company, does renovations and repairs at 1000 MacArthur Blvd., Mahwah, New Jersey. In 1995, $319,078.58 was paid for such services. Independent Electric Co. does subcontracting work at 1000 MacArthur Blvd., Mahwah. Any amounts due to this subcontractor were included in amounts paid to Albert P. Schmidt Construction Co. reflected above. F.A. McBride Co. does heating and air conditioning work at various locations previously a part of Urban. In 1995, this company was paid $49,911.62 for such services. Urban Planing and Engineering Associates, a McBride-owned company, was paid $600.00 by HUB in 1995 for excavation work at the Ringwood office which was formerly a part of Urban.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table furnishes information known by HUBCO as to the beneficial owners of more than 5% of HUBCO Common Stock as of December 31, 1995.

  Name and Address of            Amount and Nature
   Beneficial Owner          of Beneficial Ownership          Percent of Class
- ----------------------       -----------------------          ----------------
FMR Corp.; Fidelity                672,170 (1)                     5.13
Management & Research
Company; Edward C. Johnson
3d and Abigail P. Johnson,
82 Devonshire Street,
Boston, MA  02109

- -------------
NOTES:

(1) Fidelity Management & Research Company ("Fidelity"), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 495,220 shares or 3.78% of the outstanding shares of HUBCO Common Stock as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940.

     Fidelity Management Trust Company, 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. is the beneficial owner of 176,950 shares or 1.35% of the outstanding shares of HUBCO Common Stock as a result of serving as investment manager of certain institutional accounts.

     HUBCO obtained all information set forth herein with respect to Fidelity's, FMR Corp's, Mr. Johnson's and Ms. Johnson's beneficial ownership from a
     Schedule 13G filing made by them on February 14, 1996.

     The following table sets forth information concerning the beneficial ownership of HUBCO Common Stock as of March 19, 1996, by each executive officer of HUBCO for whom individual information is required to be set forth in this Proxy Statement pursuant to the rules of the Commission (the "HUBCO NAMED Officers"), by each director, and by all directors and executive officers as a group.

                                        No. of Common Shares           Percent
     Name of Beneficial Owner           Beneficially Owned(1)         of Class
     ------------------------           --------------------          --------
         Robert J. Burke                       73,096 (2)                .52%
         Joan David                           154,174 (3)               1.10%
         Thomas R. Farley                      42,721 (4)                .31%
         Richard Linhart                        4,000 (5)                .03%
         Bryant Malcolm                        17,937 (6)                .13%
         Robert Mangano                        34,772 (7)                .25%
         W. Peter McBride                       3,906                    .03%
         Kenneth T. Neilson                   237,804 (8)               1.70%
         Charles F. X. Poggi                  212,653                   1.52%
         James E. Schierloh                    81,047 (9)                .58%
         Thomas Shara                          89,373 (10)               .64%
         Sister Grace Frances Strauber            994                    .01%
         D. Lynn Van Borkulo-Nuzzo             73,680 (11)               .53%

Directors and Executive Officers of
  HUBCO as a group (13 persons)              1,026,157(12)             7.35%

- -------------
NOTES:

(1) Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power. It also includes shares owned (i) by a spouse, minor children or by relatives sharing the same home, (ii) by entities owned or controlled by the named person, and (iii) by other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, all shares are owned of record and beneficially by the named person, either directly or through the HUBCO dividend reinvestment plan.

(2) Of this total, 12,505 shares are held by Mr. Burke's wife, and 22,500 are held by Union Dry Dock & Repair Co. Mr. Burke disclaims beneficial ownership of the shares held by his wife.

(3) Of this total 9,715 are held in an IRA and 27,843 are held by Mrs. David and Mr. Lawrence David as trustees for The David Foundation.

(4) Of this total, 1,125 shares are held by Mr. Farley's wife. Mr. Farley disclaims beneficial ownership of the shares owned by his wife.

(5)  Of this total, 4,000 shares represent vested options.

(6) Of this total, 889 shares are held by Mr. Malcolm's wife. Mr. Malcolm disclaims beneficial ownership of the shares held by his wife.

(7)  Of this total, 21,700 shares represent vested options.

(8) Of this total, 20,746 shares are held in Mr. Neilson's account in HUBCO's 401(k) plan, which he directs, 23,250 shares are held for Mr. Neilson under HUBCO's restricted stock plan, 3,589 shares are held in an IRA, 2,550 shares are held by Mr. Neilson's wife, and 135,000 shares represent vested options. 14,496 shares are held for minor children. Mr. Neilson disclaims beneficial ownership of the shares owned by his wife.

(9) Of this total, 4,936 shares are held by Mr. Schierloh's wife individually, and 13,500 shares are held for Mr. Schierloh under HUBCO's restricted stock plan.

(10) Of this total, 12,554 shares are held in Mr. Shara's account in HUBCO's 401(k) plan, which he directs, 11,782 shares are held for Mr. Shara under HUBCO's restricted stock plan, and 52,500 shares represent vested options.

(11) Of this total, 10,460 shares are held in Ms. Van Borkulo-Nuzzo's account in HUBCO's 401(k) plan, which she directs, 7,882 shares are held for Ms. Van Borkulo-Nuzzo under HUBCO's restricted stock plan, and 52,500 shares represent vested options.

(12) Of this total, 43,760 shares are held in HUBCO's 401(k) plans for specified individuals, 42,914 shares are held for executive officers under HUBCO's restricted stock plan, and 265,700 shares represent vested options. Excluded from the shares reported in the Table are 39,600 shares held by HUB's Trust Department as trustee for HUB's two pension plans. These additional shares held by HUB's Trust Department are not reported as beneficially owned by HUBCO's directors or executive officers, although by virtue of the officers' and directors' service on HUB's Trust Committee it may be asserted that the directors and officers have beneficial ownership of such shares. The directors and executive officers disclaim beneficial ownership of such shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     HUB has made in the past and, assuming continued satisfaction of generally applicable credit standards, expects to continue to make, loans to directors, executive officers and their associates (i.e. corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of 10% or more). These loans have all been made in the ordinary course of the banking business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present other unfavorable features. HUB's directors, executive officers and their associates did not during 1995 or during 1996 through the date of this Form 10-K/A borrow from HUB an amount in excess of 10% of HUB's equity capital for any one director or executive officers (together with their associates) or an amount in excess of 20% of HUB's equity capital for all directors and executive officers and their associates as a group.

     Certain additional information regarding certain relationships and related transactions appears under Item II of this Form 10-K/A under the caption "Compensation Committee Interlocks and Insider Participation".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a) (1) & (2) List of Financial Statements and Financial
              Statement Schedules

          The below listed consolidated financial statements and report of independent public accountants of