Form 10-Q
period 1996-03-31
HUBCO INC
filed 1996-05-15
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

 X
- - ---
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       OR
- - ---
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_____________________to______________

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

                                 NOT APPLICABLE
                                 --------------

              Former name, former address, and former fiscal year,
                          if changed since last report.

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

13,629,415 shares, no par value, outstanding as of May 13, 1996.

                          HUBCO, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):
          Consolidated Balance Sheets
          March 31, 1996 and December 31, 1995...........................   1

          Consolidated Statements of Income
          Three Months Ended March 31, 1996
          and March 31, 1995.............................................   2

          Consolidated Statements of Cash Flows
          Three Months ended March 31, 1996
          and March 31, 1995.............................................   3

          Notes to Consolidated Financial Statements.....................   4-6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................   7-14

PART II.  OTHER INFORMATION

Item 5.   Other Information..............................................   15

Item 6.   Exhibits and Reports on Form 8-K...............................   15

          Signatures.....................................................   16




HUBCO, INC. and Subsidiaries
- - -------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                                              MARCH 31          DECEMBER 31
                                                                1996                1995
                                                             ----------          ----------
ASSETS
Cash and due from banks                                      $   86,215          $   90,583
Federal funds sold                                                   --              49,700
                                                             ----------          ----------
       TOTAL CASH EQUIVALENTS                                    86,215             140,283

Securities Available for Sale, at market value
  (amortized cost of $392,874 and $309,558
  in 1996 and 1995, respectively)                               396,173             313,279
Securities held to maturity, at cost (market value of
  $245,653 and $268,902 for 1996 and 1995, respectively)        242,417             265,703

Loans:
  Real estate-mortgage                                          485,809             482,572
  Commercial and financial                                      272,236             274,223
  Consumer credit                                               140,043             141,214
  Credit card                                                    53,658              57,915
                                                             ----------           ---------
       TOTAL LOANS                                              951,746             955,924
  Less: allowance for possible loan losses                      (18,708)            (18,689)
                                                            -----------         -----------
       NET LOANS                                                933,038             937,235

Premises and equipment, net                                      34,958              32,424
Other real estate owned                                           6,307               6,104
Intangibles, net of amortization                                 10,075               7,572
Other assets                                                     31,964              36,845
                                                             ----------          ----------
       TOTAL ASSETS                                          $1,741,147          $1,739,445
                                                             ==========          ==========
Liabilities and Stockholders' Equity
  Deposits:
   Non-interest bearing                                      $  307,381          $  329,820
   Interest bearing                                           1,212,118           1,205,440
                                                             ----------          ----------
       TOTAL DEPOSITS                                         1,519,499           1,535,260
Short-term borrowings                                            49,150              21,654
Other liabilities                                                15,835              15,174
                                                             ----------          ----------
       TOTAL LIABILITIES                                      1,584,484           1,572,088
                                                             ----------          ----------

Subordinated Debt                                                25,000              25,000
Commitments and contingencies
Stockholders' equity:
  Convertible Preferred Stock-Series A, no par value;
    authorized 3,300,000 shares, no shares outstanding               --                  --
  Common stock, no par value, authorized 25,000,000
    shares; issued 14,342,949 and outstanding
    13,629,415 shares in 1996 and issued 14,379,581
    and outstanding 14,340,149 in 1995                           25,502              25,567
  Additional paid-in capital                                     62,328              63,016
  Retained earnings                                              56,811              52,740
  Treasury shares, at cost, 713,534 shares in 1996
   and 39,432 in 1995                                           (14,678)               (606)
  Restricted stock awards                                          (566)               (688)
  Unrealized gain on securities
   available for sale, net of income taxes                        2,266               2,328
                                                             ----------          ----------
       TOTAL STOCKHOLDERS' EQUITY                               131,663             142,357
                                                             ----------          ----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $1,741,147          $1,739,445
                                                             ==========          ==========

See notes to consolidated financial statements.


HUBCO, Inc. and Subsidiaries
- - -------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except For Share Data)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                            -------------------------------
                                                             1996                    1995
                                                            -------                 -------
INTEREST AND FEE INCOME:
Loans-taxable                                               $21,159                 $21,959
Loans-tax exempt                                                 57                      78
Securities-taxable                                            9,234                  10,156
Securities-tax-exempt                                           115                     323
Other                                                           197                     251
                                                            -------                 -------
       TOTAL INTEREST AND FEE INCOME                         30,762                  32,767
                                                            -------                 -------


INTEREST EXPENSE:
Deposits                                                      9,617                   9,445
Short-term borrowings                                           289                     791
Subordinated debt                                               510                     550
                                                            -------                 -------
       TOTAL INTEREST EXPENSE                                10,416                  10,786
                                                            -------                 -------
       NET INTEREST INCOME                                   20,346                  21,981
                                                            -------                 -------
PROVISION FOR POSSIBLE LOAN LOSSES                              903                   1,125
                                                            -------                 -------

       NET INTEREST INCOME AFTER PROVISION
         FOR POSSIBLE LOAN LOSSES                            19,443                  20,856

NON-INTEREST INCOME:
 Trust department income                                        241                     148
 Service charges on deposit accounts                          2,043                   2,401
 Securities gains                                               286                     589
 Other income                                                 1,896                   1,184
                                                            -------                 -------
       TOTAL NON-INTEREST INCOME                              4,466                   4,322
                                                            -------                 -------


NON-INTEREST EXPENSE:
 Salaries                                                     5,214                   5,865
 Pension and other employee benefits                          1,584                   2,378
 Occupancy expense                                            1,546                   1,122
 Equipment expense                                              720                   1,190
 Deposit insurance and other insurance                          103                   1,042
 Outside services                                             2,127                   1,440
 Other real estate owned expense                                196                     159
 Amortization of intangibles                                    597                     545
 Other                                                        1,540                   2,672
                                                            -------                 -------
       TOTAL NON-INTEREST EXPENSE                            13,627                  16,413
                                                            -------                 -------
       INCOME BEFORE INCOME TAXES                            10,282                   8,765
PROVISION FOR INCOME TAXES                                    3,735                   3,039
                                                            -------                 -------
       NET INCOME                                           $ 6,547                 $ 5,726
                                                            =======                 =======

INCOME PER COMMON SHARE:
   Primary                                                  $   .47                 $   .40
   Fully Diluted                                            $   .47                 $   .39

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Common                                                    14,065                  13,571
   Preferred                                                     --                   1,116


See notes to consolidated financial statements.



HUBCO, Inc. and Subsidiaries
- - -------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                     ----------------------
                                                                     1996              1995
                                                                     ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $ 6,547         $  5,726
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Provision for possible loan losses                               903            1,125
        Provision for depreciation and amortization                    1,462            1,581
        Amortization of security premiums, net                           506              490
        Securities gains                                                (286)            (589)
        Gain on sale of premises and equipment                            --              (46)
      Deferred income tax provision (benefit)                           (658)             430
      Decrease in other assets                                         5,558            2,534
      Increase (decrease) in other liabilities                           513          (15,233)
                                                                    ---------        --------

       NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                         14,545           (3,982)
                                                                    ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities:
    Available for sale                                                13,732           12,266
    Held to maturity                                                      --               --
  Proceeds from repayments and maturities of securities:
    Available for sale                                                37,766            3,767
    Held to maturity                                                  23,193           19,510
  Purchases of securities:
    Available for sale                                              (134,584)          (3,778)
    Held to maturity                                                      --           (3,999)
   Deposit premium paid on branch acquisitions                        (3,433)              --
   Net decrease in loans                                               3,323            6,984
   Proceeds from sales of premises and equipment                          34            1,036
   Purchases of premises and equipment                                (2,946)            (605)
   (Increase) decrease in other real estate                             (203)           2,306
                                                                    ---------        --------
      NET CASH PROVIDED BY
       (USED IN)INVESTING ACTIVITIES                                 (63,118)          37,487
                                                                    ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in demand deposits,
     NOW accounts and savings accounts                               (51,338)         (47,479)
   Net decrease in certificates of deposits                          (35,577)          (2,815)
   Net increase in short-term borrowings                              27,496           32,801
   Redemption of convertible preferred stock                              --              (11)
   Cash dividends                                                     (2,406)          (1,749)
   Acquisition of treasury stock                                     (14,824)             (71)
                                                                   ---------         --------
       NET CASH USED IN FINANCING ACTIVITIES                          (5,495)         (19,324)
                                                                   ---------         --------
       INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                                        (54,068)          14,181
       CASH AND CASH EQUIVALENTS
         AT BEGINNING OF PERIOD                                      140,283          113,280
                                                                   ---------         --------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  86,215         $127,461
                                                                   =========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for--
   Interest                                                        $ 10,584          $ 11,801
   Income taxes                                                         800             4,700
                                                                   ========          ========


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying financial statements of HUBCO, Inc. and Subsidiaries ("HUBCO" or "the Company") include the accounts of the parent company, HUBCO, Inc. and its wholly-owned subsidiaries: Hudson United Bank ("Hudson United Bank") and HUB Investment Co. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year.

NOTE B--ACQUISITIONS

On January 12, 1996, HUBCO acquired Growth Financial Corp. ("Growth"), a $128 million bank holding company with 3 branch locations in Somerset and Morris counties, New Jersey, in a stock-for-stock transaction which was accounted for on the pooling-of-interests method of accounting. Under the terms of the merger agreement, Growth Bank was immediately merged into Hudson United Bank and Growth's stockholder's received .69 shares of HUBCO common stock in exchange for each share of Growth common stock, resulting in the issuance of approximately
1.2 million shares of HUBCO common stock. Since the Growth acquisition was accounted for as a pooling-of-interests, the consolidated financial statements have been restated to include the accounts of Growth for all periods presented.

On February 29, 1996, HUBCO acquired three branch offices located in Bergen and Middlesex counties, New Jersey, and related deposits from CrossLand Federal Savings Bank ("CrossLand"). As a result of this transaction, Hudson United Bank assumed approximately $60.6 million of deposit liabilities and cash of approximately $56.7 million, net of a deposit premium of approximately $3.0 million.

On February 6, 1996, HUBCO executed a Definitive Agreement to acquire Lafayette American Bank and Trust Company ("Lafayette"), a $735 million bank headquartered in Bridgeport, Connecticut. The transaction calls for HUBCO to exchange .588 of a share of HUBCO common stock for each share of Lafayette outstanding common stock. Lafayette will become a separate subsidiary of HUBCO. The transaction will be accounted for as a pooling-of-interests and is subject to regulatory approval and approval of HUBCO and Lafayette shareholders and other customary conditons.

On April 29, 1996, HUBCO executed a Definitive Agreement with Hometown Bancorporation ("Hometown"), by which HUBCO will acquire Hometown for $17.75 per share in cash and will merge its subsidiary, The Bank of Darien, into Lafayette if the Lafayette acquisition has closed, adding approximately $212 million of assets to

HUBCO. This transaction will be accounted for as a purchase and is expected to close in the third quarter of 1996.

NOTE C--EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of common shares outstanding during the periods. All share data has been retroactively restated for all poolings and stock dividends.

NOTE D--SECURITIES

The following table presents the amortized cost and estimated market value of securities at the dates indicated:

                                               MARCH 31, 1996
                                --------------------------------------------
                                              GROSS UNREALIZED     ESTIMATED
                                AMORTIZED    ------------------      MARKET
                                  COST       GAINS     (LOSSES)      VALUE
                                ---------    ------    --------    ---------
AVAILABLE FOR SALE
U.S. Government                  $120,228    $1,243     $  (194)    $121,277
U.S. Government
 agencies                         225,702       543        (984)     225,261
States and political
 subdivisions                       9,831        20          (7)       9,844
Other debt securities               3,844        79         (12)       3,911
Equity securities                  33,269     3,230        (619)      35,880
                                 --------    ------     -------     --------
                                 $392,874    $5,115     $(1,816)    $396,173
                                 ========    ======     =======     ========



                                               MARCH 31, 1996
                                --------------------------------------------
                                              GROSS UNREALIZED     ESTIMATED
                                AMORTIZED    ------------------      MARKET
                                  COST       GAINS     (LOSSES)      VALUE
                                ---------    ------    --------    ---------
HELD TO MATURITY
U.S. Government                 $ 80,592     $2,354    $(   --)     $ 82,946
U.S. Government
 agencies                        161,825      1,901     (1,019)      162,707
                                --------     ------    -------      --------
                                $242,417     $4,255    $(1,019)     $245,653
                                ========     ======    =======      ========

                                            DECEMBER 31, 1995
                                --------------------------------------------
                                              GROSS UNREALIZED     ESTIMATED
                                AMORTIZED    ------------------      MARKET
                                  COST       GAINS     (LOSSES)      VALUE
                                ---------    ------    --------    ---------
AVAILABLE FOR SALE
U.S. Government                 $144,496     $1,662   $  (402)     $145,756
U.S. Government
 agencies                        139,516        770    (1,023)      139,263
States and political
 subdivisions                      9,970         30       (10)        9,990
Other debt securities              3,849         70       (11)        3,908
Equity securities                 11,727      2,889      (254)       14,362
                                --------     ------   -------      --------
                                $309,558     $5,421   $(1,700)     $313,279
                                ========     ======   =======      ========


                                            DECEMBER 31, 1995
                                --------------------------------------------
                                              GROSS UNREALIZED     ESTIMATED
                                AMORTIZED    ------------------      MARKET
                                  COST       GAINS     (LOSSES)      VALUE
                                ---------    ------    --------    ---------
HELD TO MATURITY
U.S. Government                 $ 95,521     $2,438   $   (18)      $ 97,941
U.S. Government
 agencies                        170,182      1,939    (1,160)       170,961
                                --------    -------   -------       --------
                                $265,703     $4,377   $(1,178)      $268,902
                                ========     ======   =======       ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with HUBCO's Consolidated Financial Statements and the accompanying notes. Unless otherwise noted, all dollar amounts, other than per share information, are presented in thousands.

RESULTS OF OPERATIONS

General

Net income for the three-month period ended March 31, 1996 was $6.5 million, an increase of 14% when compared to net income of $5.7 million for the three-month period ended March 31, 1995. Earnings per share for the three-month period ended March 31, 1996 were $.47 per share, an increase of 21% when compared to $.39 per share for the same period in 1995.

Return on average equity and return on average assets were 18.94% and 1.52%, respectively for the three-month period ended March 31, 1996 compared to 17.54% and 1.28% , respectively, for the same period in 1995.

Net Interest Income

Net interest income for the three-month period ended March 31, 1996 was $20.3 million compared to $22.0 million for the same period in 1995. The decrease in net interest income is attributable to a decrease in average earning assets of $81.2 million coupled with a decline in HUBCO's net interest margin (net interest income on a tax equivalent basis divided by average interest-earning assets) to 5.18% for the three-month period ended March 31, 1996 from 5.35% for the same period in 1995.

Interest and fees on loans were $21.2 million for the three-month period ended March 31, 1996 compared to $22.0 million for the same period in 1995. The average balance of loans was $945.6 million with an average yield of 9.04% for the three-month period ended March 31, 1996 compared to an average balance of $948.1 million with an average yield of 9.44% for the same period in 1995. The decrease in average loans is primarily the result of a decline in the credit card portfolio and contractual payments on residential mortgage loans and consumer loans.

Interest and dividends on securities were $9.3 million for the three-month period ended March 31, 1996 compared to $10.5 million for the same period in 1995. The average balance of securities was $617.3 million with an average yield of 6.13% for the three-month period ended March 31, 1996 compared to an average balance of $686.3 million with an average yield of 6.19% for the same period in 1995. The decrease in average securities is primarily due to maturities occurring during the comparable periods with the reinvestment of funds dependent on the liquidity requirements of the Company.

Interest on deposits was $9.6 million for the three-month period ended March 31, 1996 compared to $9.4 million for the same period in 1995. The average balance of interest-bearing deposits at March 31, 1996 was $1.20 billion with an average cost of 3.21% compared to an average balance of $1.28 billion with an average cost of 2.98% for the same period in 1995. The decrease in the average balance of deposits is primarily due to a reduction in the interest-bearing transaction account products. The decline was partially offset by the addition of approximately $60.6 million of deposit liabilities acquired in the CrossLand acquisition. The cost of interest-bearing deposits has increased due to the higher cost of acquired deposits.

Interest on borrowings decreased 63%, or $502, as a result of a decrease in the volume of borrowings from March 31, 1995 to March 31, 1996, based on the liquidity needs of the Company.

Provision for Possible Loan Losses

The provision for possible loan losses decreased $222, or 19.7%, from $1.1 million for the three-month period ended March 31, 1995 to $903 for the first quarter 1996. See "Financial Condition and Loan Portfolio" for a discussion of
credit quality of   HUBCO's loan portfolio.

The following table presents the activity in the allowance for possible loan losses for the periods indicated:

SUMMARY OF LOAN LOSS EXPERIENCE

                                       SUMMARY OF ACTIVITY IN THE ALLOWANCE,
                                           BROKEN DOWN BY LOAN CATEGORY
                                      -----------------------------------------
                                      THREE MONTHS ENDED         YEAR ENDED
                                         MARCH 31, 1996       DECEMBER 31, 1995
                                      ------------------      -----------------
                                                      (In Thousands)

Amount of Loans Outstanding                 $951,746               $955,924
                                            ========               ========

Daily Average Amount of Loans               $945,630               $944,065
                                            ========               ========
Balance at Beginning of Period              $ 18,689               $ 17,986
Loans Charged-Off:
  Real Estate--Mortgage                         (343)                (1,283)
  Commercial                                    (385)                (3,219)
  Consumer                                      (559)                (1,233)
                                            --------               --------
      Total Loans Charged-Off                 (1,287)                (5,735)
                                            --------               --------

Recoveries of Loans Previously
 Charged-Off:
  Real Estate--Mortgage                          184                    728
  Commercial                                      99                    401
  Consumer                                       120                    484
                                            --------               --------
      Total Recoveries                           403                  1,613
                                            --------               --------
Net Loans Charged-Off                           (884)                (4,122)

Provision for Possible Loan Losses               903                  4,825
                                            --------               --------
Balance at End of Period                    $ 18,708               $ 18,689
                                            ========               ========

Ratio of Net Loans Charged-Off
  During the Period to Average
  Loans Outstanding                              .37%                   .44%
                                                 ===                     ===

Non-Interest Income

Non-interest income was $ 4.5 million for the three-month period ended March 31, 1996 compared to $4.3 million for the same period in 1995.

Trust department income increased 62.8% to $241 for the three-month period ended March 31, 1996 compared to $148 for the same period in 1995. This increase is a result of an increase in trust accounts arising from a three-year new business program developed in 1994.

Service charges on deposit accounts were down 14.9% to $2.0 million for the three-month period ended March 31, 1996 from $2.4 million for the same period in 1995. This reduction in deposit fee income is primarily the result of the 5.1% reduction in transaction accounts during the first quarter of 1996 compared to 1995's first quarter.

Securities gains were $286 for the three-month period ended March 31, 1996 compared to $589 for the same period in 1995. The gains resulted from the sale of government securities following the Growth-related restructuring of the portfolio.

Other income increased by $712, or 60.1%, to $1.9 million for the three-month period ended March 31, 1996 from $1.2 million for the same period in 1995. This increase is primarily the result of late charges and other fees on the private label credit card portfolio and fee income generated by the international department.

Non-Interest Expense

Salaries and employee benefits decreased by $1.4 million, or 17.5%, to $6.8 million for the three-month period ended March 31, 1996 from $8.2 million for the same period in 1995. The decrease is attributable to the efficiencies attained from the staffing consolidations of the acquired institutions and the sale of a 50% interest in the Company's data processing subsidiary.

Occupancy expense increased by $424, or 37.8%, as a result of the acquired CrossLand branches and renovations to some of the Bank's older facilities.

Equipment expense decreased by $470, or 39.5%, as a result of the sale in the fourth quarter of 1995, of a 50% interest in the Company's data processing subsidiary to another financial institution.

Deposit and other insurance expense decreased in 1996 to one-tenth of its 1995 level due to the FDIC's rate reduction, for which Hudson United Bank received full benefit.

Outside service fees increased from $1.4 million in 1995 to $2.1 million in 1996, an increase of $678, or 47.7%. The increase is partially due to acquisition related expenses incurred in the first quarter of 1996, in connection with HUBCO's acquisitions of Growth and CrossLand. Also contributing to this increase is the Company's payment of data processing and deposit servicing fees to the new financial services company, which is now 50% owned by HUBCO and no longer consolidated by HUBCO. Prior to the subsidiary's partial sale, these servicing charges were recognized mainly as salaries and benefits and equipment expense, which displayed offsetting decreases in the first quarter of 1996 compared to the same period in 1995.

Other real estate expense increased slightly from $159 in 1995 to $196 in 1996 due primarily to the 1996 provision for the other real estate reserve.

Amortization of intangibles increased by $52 or 9.5%, as a result of the addition beginning in March 1996, of the deposit premium amortization applicable to the CrossLand branches.

Other expenses decreased by $1.1 million, or 42.4%, from $2.7 million for the three-month period ended March 31, 1995 to $1.5 million for the first quarter of 1996. The decrease is primarily due to a write-down of $700 in 1995 on fixed assets, to their realizable value in anticipation of their sale, and to cost efficiencies in supplies, communication systems and administration fees of the merged institution in 1996 when compared with the separate entities of HUBCO, Jefferson, Urban and Growth during the first quarter of 1995.

Provision for Income Taxes

The provision for income taxes increased by $696, or 22.9%, as a result of an increase in net income before taxes of $1.5 million, or 17.3% and an increase in the Company's effective tax rate from 35% in 1995 to 36% in 1996.

FINANCIAL CONDITION

Loan Portfolio

The loan portfolio decreased by $4.2 million to $951.7 million at March 31, 1996 from $955.9 million at December 31, 1995. The decrease is primarily attributable to a seasonal runoff in the credit card portfolio. Slight decreases in the commercial and consumer portfolios due to repayments were almost entirely offset by growth in the mortgage real estate portfolio.

At March 31, 1996 HUBCO's non-performing loans, which include non-accruing and renegotiated loans, were $19.7 million compared to $17.8 million at December 31, 1995. Other real estate at March 31, 1996 was $6.3 million compared to $6.1 million at December 31, 1995.

The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:

ASSET QUALITY SCHEDULE - QUARTERLY RECAP

(In thousands)

                                  3/31/96     12/31/95      9/30/95     6/30/95
                                  -------     --------     --------     -------
Non-Accrual Loans:
    Commercial                    $ 6,865      $ 6,966     $  6,581     $ 7,501
    Real Estate                    10,651        7,835        8,335       9,099
    Consumer                          875          856          621         647
    Credit Cards                       --          443          250         448
                                  -------      -------      -------     -------
Total Non-Accrual Loans            18,391       16,100       15,787      17,695
                                  -------      -------      -------     -------
  Renegotiated Loans                1,357        1,700        2,261       3,328
                                  -------      -------      -------     -------
Total Non-performing Loans         19,748       17,800       18,048      21,023
  Other Real Estate                 6,307        6,104        8,246       5,828
                                  -------      -------      -------     -------
Total Non-Performing Assets       $26,055      $23,904      $26,294     $26,851
                                  =======      =======      =======     =======

Non-Accrual Loans to Total Loans     1.93%        1.68%        1.67%       1.86%
Non-Performing Assets to
   Total Assets                      1.50%        1.37%        1.52%       1.55%
Allowance for Loan Losses to
    Non-Accrual Loans              101.72       116.08       114.28      102.94
Allowance for Loan Losses to
    Non-Performing Loans            94.73       104.99        99.96       86.64

Loans Past Due 90 Days or
   More and Accruing:
    Commercial                    $    13      $ 1,026      $ 1,751     $   473
    Real Estate                     1,878        4,137        2,967       3,121
    Consumer                          567          307          169         179
    Credit Cards                    2,066          592          624         383
                                  -------      -------      -------     -------
Total Past Due Loans              $ 4,524      $ 6,062      $ 5,511     $ 4,156
                                  =======      =======      =======     =======


Management evaluates the adequacy of its allowance for possible loan losses to absorb potential loan losses taking into consideration the risks inherent in the loan portfolio, past loan loss experience, geographic and industry concentrations, delinquency trends and economic conditions. Based on these factors, the allowance for possible loan losses has been maintained at a level which management believes to be adequate to dispose of problem loans and other real estate. At March 31, 1996 the allowance for possible loan losses was $18.7 million or 1.97% of total loans and 94.7% of non-performing loans.

Securities Portfolio

The securities portfolio increased $59.6 million, or 10.3% to $638.6 million at March 31, 1996 from $579.0 million at December 31, 1995. This increase is mainly attributable to the investment of the cash received in the CrossLand acquisition and to the purchase of 500,000 shares of Lafayette common stock, which are classified as available-for-sale. This increase was slightly offset by a decrease in the U.S. Government securities of $39.5 million which was primarily the result of maturities.

The securities portfolio consists primarily of U.S. Government and government agencies securities, securities of states and political subdivisions and corporate debt securities generally with original maturities of 5 years or less. HUBCO also maintains a portfolio of equity securities which it holds in its available-for-sale portfolio.

Intangible Assets

Total intangibles at March 31, 1996 were $10.1 million compared to $7.6 million at December 31, 1995. The increase is the result of the CrossLand acquisition which added $3.0 million of intangibles.

Deposits

Total deposits at March 31, 1996 were $1.52 billion compared to $1.54 billion at December 31, 1995. The decrease in deposits primarily occurred in the transaction deposit account products and the deposit accounts acquired in the Growth transaction, as a result of HUBCO's deposit pricing. Growth offered higher rates of interest on their deposit accounts which, when lowered to HUBCO's interest rate level, caused some decrease in these accounts.

Short-term Borrowings

Short-term borrowings increased $27.5 million to $49.2 million at March 31, 1996 from $21.7 million at December 31, 1995. The increase in borrowings is primarily attributable to the pre-investment of certain securities maturing in the near term.

Stockholders' Equity

Total stockholders' equity at March 31, 1996 was $131.7 million compared to $142.4 million at December 31, 1995. This decrease is attributable to the purchase of $14.8 million of treasury stock by HUBCO, to be reissued through the Company's benefit plans, which was offset by the retention of $6.5 million of earnings less a cash dividend of $2.4 million.

Capital Resources

At the end of the reporting period, the Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations. The capital ratios for HUBCO at March 31, 1996, and the minimum regulatory requirements for such capital ratios are as follows:

                                                    RATIOS AT      1996 MINIMUM
                                                 MARCH 31, 1996    REQUIREMENTS*
                                                 --------------    ------------

Tier I Risk-Based Capital Ratio                      11.56%             6.0%

Total Risk-Based Capital Ratio                       15.24%            10.0%

Leverage Capital Ratio                                6.96%             5.0%

* For qualification as a well-capitalized institution.

Items 1 through 5 are not applicable or the responses are negative.

Item 6: Exhibits and Reports on Form 8-K

(a) EXHIBITS

(27) Financial Data Schedule

(b) REPORTS ON FORM 8-K

(1) On January 16, 1996, HUBCO filed a Form 8-K (date of earliest event -- January 12, 1996), containing HUBCO's press release announcing the merger of HUBCO and Growth Financial Corp., the consummation of which occurred on January 12, 1996.

(2) On February 20, 1996, HUBCO filed a Form 8-K (date of earliest event -- February 6, 1996), to announce the signing of a definitive merger agreement with Lafayette American Bank and Trust Company.

(3) On March 6, 1996, HUBCO filed a Form 8-K (date of earliest event -- March 5,
1996), to report HUBCO's estimates of the one-time merger related and restructuring charge that it anticipates will result from its acquisition of Lafayette American Bank and Trust Company.

(4) On March 7, 1996, HUBCO filed a Form 8-K (date of earliest event -- February 28, 1996), which contained a press release reporting HUBCO's consummation of its acquisition of three branches from CrossLand Federal Savings Bank.

(5) On March 18, 1996, HUBCO filed a Form 8-K/A (date of earliest event -- March 5, 1996), to amend certain information contained in its Form 8-K filed on March 7, 1996 containing estimates of HUBCO's one-time merger related restructuring charge.

(6) On April 29, 1996, HUBCO filed a Form 8-K (date of earliest event -- April 28, 1996), to announce the signing of a definitive agreement with Hometown Bancorporation, Inc. a Delaware corporation and registered bank holding company, whereby Hometown will be merged with and into HUBCO.

(7) On May 8, 1996, HUBCO filed a Form 8-K (date of earliest event -- May 3,
1996), to make readily available, a copy of Hometown Bancorporation, Inc.'s Annual Report of Form 10-K for the year ended December 31, 1995, without exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HUBCO, Inc.

      May 15, 1996                           /S/ KENNETH T. NEILSON
- - -------------------------------              ----------------------
      Date                                   Kenneth T. Neilson
                                             President & Chief Executive Officer

     May 15, 1996                            /S/ RICHARD I. LINHART
- - -------------------------------              ----------------------
     Date                                    Richard I. Linhart
                                             Executive Vice President &
                                             Chief Financial Officer