Form 10-Q
period 1996-06-30
HUBCO INC
filed 1996-08-13
CIK 703559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                        --------------------------------

                                    FORM 10-Q

       (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission File Number 0-010699


                                   HUBCO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New Jersey                                 22-2405746
   -------------------------------                ---------------------
   (State of other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)


            1000 MacArthur Blvd
             Mahwah, New Jersey                          07430
   ---------------------------------------             ---------
   (Address of principal executive office)             (Zip Code)


                                 (201)-236-2600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X    No
                                           ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

       18,708,455 shares, no par value, outstanding as of August 12, 1996.

================================================================================

                          HUBCO, INC. AND SUBSIDIARIES

                                  ------------

                                      INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheets
          At June 30, 1996 and December 31, 1995.........................   1

        Consolidated Statements of Income
          For the three-month and six-month periods ended
          June 30, 1996 and 1995 ........................................   2-3

        Consolidated Statements of Cash Flows
          For the six-months ended June 30, 1996 and 1995................   4

        Notes to Consolidated Financial Statements.......................   5-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................   8-13

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders .............   14

Item 6. Exhibits and Reports on Form 8-K.................................   15

        Signatures.......................................................   16

PART III. FINANCIAL DATA SCHEDULE                                           17



                                                                          Page 1

HUBCO, Inc. and Subsidiaries
- ---------------------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands Except Share Data)

                                                                                       JUNE 30            DECEMBER 31
                                                                                         1996                 1995
                                                                                    ----------            -----------
ASSETS
Cash and due from banks ........................................................    $   81,389             $   90,583
Federal funds sold .............................................................          --                   49,700
                                                                                    ----------             ----------
      TOTAL CASH EQUIVALENTS ...................................................        81,389                140,283

Securities available for sale, at market value
  (amortized cost of $406,843 and $309,181
  in 1996 and 1995, respectively) ..............................................       404,993                312,902
Securities held to maturity, at cost (market value of
  $238,917 and $269,402 in 1996 and 1995, respectively) ........................       240,002                266,203

Loans:
  Real estate-mortgage .........................................................       489,579                482,572
  Commercial and financial .....................................................       285,834                285,240
  Consumer credit ..............................................................       126,997                130,197
  Credit card ..................................................................        51,726                 57,915
                                                                                    ----------              ---------
      TOTAL LOANS ..............................................................       954,136                955,924
  Less: Allowance for possible loan losses .....................................       (18,055)               (18,689)
                                                                                     ---------              ---------
      NET LOANS ................................................................       936,081                937,235

Premises and equipment, net ....................................................        34,507                 32,424
Other real estate owned ........................................................         3,743                  6,104
Intangibles, net of amortization ...............................................         9,356                  7,572
Other assets ...................................................................        29,795                 36,845
                                                                                    ----------             ----------
      TOTAL ASSETS .............................................................    $1,739,866             $1,739,568
                                                                                    ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:

  Non-interest bearing .........................................................    $  315,958             $  329,820
  Interest bearing .............................................................     1,171,849              1,205,440
                                                                                    ----------             ----------
      TOTAL DEPOSITS ...........................................................     1,487,807              1,535,260
Short-term borrowings ..........................................................        85,357                 21,654
Other liabilities ..............................................................        11,588                 15,174
                                                                                    ----------             ----------
      TOTAL LIABILITIES ........................................................     1,584,752              1,572,088
                                                                                    ----------             ----------
Subordinated Debt ..............................................................        25,000                 25,000
Commitments and contingencies
Stockholders' equity:
  Convertible Preferred Stock-Series A, no par value;
    authorized 10,000,000 shares, no shares outstanding ........................          --                     --
  Common stock, no par value, authorized 50,000,000
    shares; issued 14,342,949 and outstanding
    13,517,663 shares in 1996 and issued 14,303,330
    and outstanding 14,263,898 in 1995 .........................................        25,502                  25,431
  Additional paid-in capital ...................................................        62,283                  63,275
  Retained earnings ............................................................        61,027                  52,740
  Treasury shares, at cost, 825,286 shares in 1996
    and 39,432 in 1995 .........................................................       (17,067)                   (606)
  Restricted stock awards ......................................................          (434)                   (688)
  Unrealized gain (loss) on securities
    available for sale, net of income taxes ....................................        (1,197)                  2,328
                                                                                    ----------              ----------
      TOTAL STOCKHOLDERS' EQUITY ...............................................       130,114                 142,480
                                                                                    ----------              ----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ......................................    $1,739,866              $1,739,568
                                                                                    ==========              ==========

                 See notes to consolidated financial statements.



                                                                          Page 2

HUBCO,Inc.and Subsidiaries
- -------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)                                              THREE MONTHS ENDED
(In Thousands Except Share Data)                                                                  JUNE 30
                                                                                    -------------------------------
                                                                                      1996                    1995
                                                                                    -------                 -------
INTEREST AND FEE INCOME:
Loans-taxable ...................................................................   $20,970                 $22,403
Loans-tax exempt ................................................................        54                      75
Securities-taxable ..............................................................     9,658                   9,816
Securities-tax-exempt ...........................................................       118                     261
Other ...........................................................................         5                     316
                                                                                    -------                 -------
      TOTAL INTEREST AND FEE INCOME..............................................    30,805                  32,871
                                                                                    -------                 -------


INTEREST EXPENSE:

Deposits ........................................................................     8,968                  10,004
Short-term borrowings ...........................................................       935                     580
Subordinated debt ...............................................................       495                     541
                                                                                    -------                 -------
      TOTAL INTEREST EXPENSE ....................................................    10,398                  11,125
                                                                                    -------                 -------
      NET INTEREST INCOME .......................................................    20,407                  21,746
                                                                                    -------                 -------
PROVISION FOR POSSIBLE LOAN LOSSES ..............................................       993                   1,125
                                                                                    -------                 -------

      NET INTEREST INCOME AFTER PROVISION
        FOR POSSIBLE LOAN LOSSES ................................................    19,414                  20,621

NON-INTEREST INCOME:
 Trust department income ........................................................       224                     181
 Service charges on deposit accounts ............................................     2,202                   2,396
 Securities gains (losses) ......................................................       625                     (25)
 Other income ...................................................................     2,465                   1,562
                                                                                   --------                 -------
      TOTAL NON-INTEREST INCOME .................................................     5,516                   4,114
                                                                                   --------                 -------

NON-INTEREST EXPENSE:
  Salaries ......................................................................     5,113                   6,488
  Pension and other employee benefits ...........................................     1,515                   2,653
  Occupancy expense .............................................................     1,582                   1,805
  Equipment expense .............................................................       713                   1,110
  Deposit insurance and other insurance .........................................       160                     909
  Outside services ..............................................................     2,390                   1,205
  Other real estate owned expense ...............................................       404                    (149)
  Amortization of intangibles ...................................................       698                     545
  Other .........................................................................     1,799                   3,001
                                                                                   --------                 -------
      TOTAL NON-INTEREST EXPENSE ................................................    14,374                  17,567
                                                                                   --------                 -------

      INCOME BEFORE INCOME TAXES ................................................    10,556                   7,168
PROVISION FOR INCOME TAXES ......................................................     3,943                     991
                                                                                   --------                 -------
      NET INCOME ................................................................   $ 6,613                 $ 6,177
                                                                                    =======                 =======

INCOME PER COMMON SHARE:
  Primary .......................................................................   $   .48                 $   .44
  Fully Diluted .................................................................   $   .48                 $   .43

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Common ........................................................................    13,623                  13,517
  Preferred .....................................................................      --                       935

                 See notes to consolidated financial statements.




                                                                          Page 3
HUBCO,Inc.and Subsidiaries
- ----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)                                      SIX MONTHS ENDED
(In Thousands Except Share Data)                                                       JUNE 30
                                                                           -------------------------------
                                                                             1996                    1995
                                                                           -------                 -------
INTEREST AND FEE INCOME:
  Loans-taxable ........................................................   $42,129                 $44,362
  Loans-tax exempt .....................................................       111                     153
  Securities-taxable ...................................................    18,892                  19,972
  Securities-tax-exempt ................................................       233                     584
  Other ................................................................       202                     567
                                                                           -------                 -------
      TOTAL INTEREST AND FEE INCOME ....................................    61,567                  65,638
                                                                           -------                 -------

INTEREST EXPENSE:
  Deposits .............................................................    18,585                  19,449
  Short-term borrowings ................................................     1,224                   1,371
  Subordinated debt ....................................................     1,005                   1,091
                                                                            ------                 -------
      TOTAL INTEREST EXPENSE ...........................................    20,814                  21,911
                                                                           -------                 -------
      NET INTEREST INCOME ..............................................    40,753                  43,727
                                                                           -------                 -------
PROVISION FOR POSSIBLE LOAN LOSSES .....................................     1,896                   2,250
                                                                           -------                 -------

      NET INTEREST INCOME AFTER PROVISION
        FOR POSSIBLE LOAN LOSSES .......................................    38,857                  41,477

NON-INTEREST INCOME:
  Trust department income ..............................................       465                     329
  Service charges on deposit accounts ..................................     4,245                   4,797
  Securities gains .....................................................       911                     564
  Other income .........................................................     4,361                   2,746
                                                                           -------                 -------
      TOTAL NON-INTEREST INCOME ........................................     9,982                   8,436
                                                                           -------                 -------

NON-INTEREST EXPENSE:
  Salaries .............................................................    10,327                  12,353
  Pension and other employee benefits ..................................     3,099                   5,031
  Occupancy expense ....................................................     3,128                   2,927
  Equipment expense ....................................................     1,433                   2,300
  Deposit insurance and other insurance ................................       263                   1,951
  Outside services .....................................................     4,517                   2,645
  Other real estate owned expense ......................................       600                      10
  Amortization of intangibles ..........................................     1,295                   1,090
  Other ................................................................     3,339                   5,673
                                                                           -------                 -------
      TOTAL NON-INTEREST EXPENSE .......................................    28,001                  33,980
                                                                           -------                 -------
      INCOME BEFORE INCOME TAXES .......................................    20,838                  15,933
PROVISION FOR INCOME TAXES .............................................     7,678                   4,030
                                                                           -------                 -------
      NET INCOME .......................................................   $13,160                 $11,903
                                                                           =======                 =======

INCOME PER COMMON SHARE:
   Primary .............................................................   $   .95                 $   .84
   Fully Diluted .......................................................   $   .95                 $   .82

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Common ..............................................................    13,844                  13,520
   Preferred ...........................................................      --                     1,025

See notes to consolidated financial statements.




                                                                          Page 4
HUBCO, INC. and Subsidiaries
- --------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)
                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30
                                                                               -------------------------
                                                                                 1996             1995
                                                                               --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..............................................................    $ 13,160         $ 11,903
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Provision for possible loan losses .................................       1,896            2,250
       Provision for depreciation and amortization ........................       3,059            3,385
       Amortization of security premiums, net .............................         885              933
       Securities gains ...................................................        (911)            (564)
       Loss on sale of premises and equipment .............................         --               225
    Deferred income tax provision (benefit) ...............................        (658)             885
    Decrease in other assets ..............................................       7,683            2,989
    Decrease in other liabilities .........................................      (1,718)         (18,895)
                                                                               --------         --------
        NET CASH PROVIDED BY(USED IN)
          OPERATING ACTIVITIES ............................................      23,396            3,111
                                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities:
    Available for sale ....................................................      37,630           12,266
    Held to maturity ......................................................        --               --
  Proceeds from repayments and maturities of securities:
    Available for sale ....................................................      74,429            5,555
    Held to maturity ......................................................      31,219           58,168
  Purchases of securities:
    Available for sale ....................................................    (209,664)          (5,628)
    Held to maturity ......................................................      (5,080)          (6,353)
  Deposit premium paid on branch acquisitions .............................      (3,433)            --
  Net increase in loans ...................................................        (713)          (5,747)
  Proceeds from sales of premises and equipment ...........................          34            1,533
  Purchases of premises and equipment .....................................      (3,267)            (282)
  Decrease in other real estate ...........................................       2,361            2,700
                                                                               --------         --------
        NET CASH PROVIDED BY
          (USED IN)INVESTING ACTIVITIES ...................................     (76,484)          62,212
                                                                               --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in demand deposits,
     NOW accounts and savings accounts ....................................     (54,287)         (81,925)
   Net increase in certificates of deposits ...............................       6,834           17,015
   Net increase (decrease) in short-term borrowings .......................      63,703           (9,302)
   Cash dividends .........................................................      (4,802)          (3,502)
   Acquisition  of treasury stock .........................................     (17,254)          (4,785)
                                                                               --------         --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .......................      (5,806)         (82,499)
                                                                               --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................     (58,894)         (17,176)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................     140,283          113,280
                                                                               --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................    $ 81,389         $ 96,104
                                                                               ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for --
   Interest ...............................................................    $ 20,000         $ 18,864
   Income taxes ...........................................................       6,505            8,323
                                                                               ========         =========

                See notes to Consolidated Financial Statements.

                                                                          Page 5
HUBCO, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

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

NOTE B -- ACQUISITIONS

On January 12, 1996, HUBCO acquired Growth Financial Corp. ("Growth"), a $128 million bank holding company with 3 branch locations in Somerset and Morris counties, New Jersey, in a stock-for-stock transaction which was accounted for on the pooling-of-interest method of accounting. Under the terms of the merger agreement, Growth Bank was immediately merged into Hudson United Bank and Growth's stockholder's received .69 of a share of HUBCO common stock in exchange for each share of Growth common stock, resulting in the issuance of approximately 1.2 million shares of HUBCO common stock. Since the Growth acquisition was accounted for as a pooling-of-interests, the consolidated financial statements have been restated to include the accounts of Growth for all periods presented.

On February 29, 1996, HUBCO acquired three branch offices located in Bergen and Middlesex counties, New Jersey, and related deposits from CrossLand Federal Savings Bank ("CrossLand"). As a result of this transaction, Hudson United Bank assumed approximately $60.6 million of deposit liabilities and cash of approximately $56.7 million, net of a deposit premium of approximately $3.0 million.

On April 29, 1996, HUBCO executed a Definitive Agreement with Hometown Bancorporation ("Hometown"), by which HUBCO will acquire Hometown for $17.75 per share in cash and will merge its subsidiary, The Bank of Darien, into Lafayette adding approximately $212 million of assets to HUBCO. This transaction will be accounted for as a purchase and is expected to close in the third quarter of 1996.

On June 21, 1996, HUBCO entered into an Agreement and Plan of merger with Westport Bancorp, Inc. ("Westport"), by which HUBCO will acquire Westport and will merge its subsidiary, The Westport Bank & Trust Company, into Lafayette adding approximately $300 million of assets to HUBCO. The transaction calls for HUBCO to exchange .3225 of a share of HUBCO common stock for each outstanding share of Westport common stock. Westport's convertible preferred stock will be converted into a new HUBCO preferred issue with identical terms including an equivalent dividend yield. The transaction will be accounted for as a pooling-of-interests.

On July 1, 1996, HUBCO acquired Lafayette American Bank and Trust Company ("Lafayette"), a $741 million bank headquartered in Bridgeport, Connecticut, in a stock-for-stock transaction which was accounted for on the pooling-of-interest method of accounting. Under the terms of the agreement, Lafayette's stockholders received .588 shares of HUBCO common stock in exchange for each share of Lafayette common stock, resulting in the issuance of approximately 5.7 million shares of HUBCO common stock. Lafayette is a separate subsidiary of HUBCO.

NOTE C -- EARNINGS PER SHARE

Primary earnings per share have been computed based on the weighted average number of common shares outstanding during the periods. Fully diluted earnnings per share for 1995 include the effect of shares issuable upon conversion of the preferred stock. All share data has been retroactively restated for all poolings and stock dividends.

NOTE D -- SECURITIES

The following table presents the amortized cost and estimated market value of securities at the dates indicated:

                                                 JUNE 30, 1996
                               ------------------------------------------------
                                               GROSS UNREALIZED       ESTIMATED
                               AMORTIZED      -------------------       MARKET
                                  COST         GAINS      (LOSSES)      VALUE
                                --------      ------       ------      --------
AVAILABLE FOR SALE
U.S. Government ............    $104,818      $  245      ($  522)     $104,541
U.S. Government agencies ...     248,763         214       (4,644)      244,333
States and political
  subdivisions .............      10,628           3          (13)       10,618
Other securities ...........       3,822          41           (1)        3,862
Equity securities ..........      38,812       3,861       (1,034)       41,639
                                --------      ------       ------      --------
                                $406,843      $4,364      ($6,214)     $404,993
                                ========      ======       ======      ========


                                                 JUNE 30, 1996
                               ------------------------------------------------
                                               GROSS UNREALIZED       ESTIMATED
                               AMORTIZED      -------------------       MARKET
                                  COST         GAINS      (LOSSES)      VALUE
                                --------      ------       ------      --------
HELD TO MATURITY
U.S. Government ............    $ 80,674      $  644         --        $ 81,318
U.S. Government agencies ...     159,328         398       (2,127)      157,599
                                --------      ------       ------      --------
                                $240,002      $1,042      ($2,127)     $238,917
                                ========      ======       ======      ========

********************************************************************************

                                              DECEMBER 31, 1995
                               ------------------------------------------------
                                               GROSS UNREALIZED       ESTIMATED
                               AMORTIZED      -------------------       MARKET
                                  COST         GAINS      (LOSSES)      VALUE
                                --------      ------       ------      --------
AVAILABLE FOR SALE
U.S. Government ............    $144,496      $1,662      ($  402)     $145,756
U.S. Government agencies ...     139,016         770       (1,023)      138,763
States and political
    subdivisions ...........       9,970          30          (10)        9,990
Other securities ...........       3,849          70          (11)        3,908
Equity securities ..........      11,850       2,889         (254)       14,485
                                --------      ------       ------      --------
                                $309,181      $5,421      ($1,700)     $312,902
                                ========      ======       ======      ========


                                              DECEMBER 31, 1995
                               ------------------------------------------------
                                               GROSS UNREALIZED       ESTIMATED
                               AMORTIZED      -------------------       MARKET
                                  COST         GAINS      (LOSSES)      VALUE
                                --------      ------       ------      --------
HELD TO MATURITY
U.S. Government ............    $ 95,521      $2,438      $   (18)     $ 97,941
U.S. Government agencies ...     170,682       1,939       (1,160)      171,461
                                --------      ------       ------      --------
                                $266,203      $4,377      $(1,178)     $269,402
                                ========      ======       ======      ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjuction with the Company's Consolidated Financial Statements and the accompanying notes. Unless otherwise noted, all dollar amounts, other than per share information, are presented in thousands.

The financial statements for the comparative periods presented herein have been restated to reflect the acquisitions that have been accounted for on the pooling-of-interests accounting method during the periods presented herein. Jefferson National Bank and Urban National Bank were acquired in the second quarter of 1995. Growth Financial Corporation was acquired on January 12, 1996. All periods prior to the effective dates of the acquisitions have been restated to reflect the poolings. In addition, the Company acquired three branches from CrossLand Federal Savings Bank on February 29, 1996, and the operations of these branches are reflected in the Company's results since that date. The Company's acquisition of Lafayette American Bank and Trust Company was consummated on July 1, 1996, and the results of Lafayette are not included herein. The Company has filed a separate Form 8-K and will amend that Form 8-K to reflect the results of Lafayette.

The balance sheet and income statement comparisons are influenced by the transactions mentioned above. All share data has been retroactively restated to reflect the shares issued in the aforementioned transactions.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and June 30, 1995

For the three-month period ended June 30, 1996, the Company earned $6,613, or $.48 per share on a fully diluted basis. This compares with the $6,177, or $.43 per share on a fully diluted basis for the same period in 1995. The fully diluted shares include the convertible preferred stock the Company issued in 1994 which was fully exchanged into common stock or redeemed with cash by September, 1995. The fully diluted average shares outstanding for the second quarter of 1996 was 13,623 compared with 14,452 for the second quarter of 1995.

Although net interest income declined in the second quarter of 1996 compared with 1995, a reduction in the provision for loan losses, an increase in non-interest income, and a significant reduction in non-interest expense resulted in a 7% increase in net income. The changes will be discussed in more detail in the following discussion.

Net Interest Income

Net interest income for the second quarter of 1996 was $20,407, a decline of $1,339 from the $21,746 for the previous year. Earning assets declined from an average of $1,615,754 in the second quarter of 1995 to $1,605,566 in 1996. This decline contributed to the decline in interest income of $2.1 million, along with a yield reduction of 46 basis points from 8.16% for second quarter 1995 to 7.70% for second quarter 1996. Interest expense declined $.8 million resulting in the $1.3 million net interest income decline. The net interest margin for the second quarter of 1996 was 5.14%, a 29 basis point decline form the 5.43% for the second quarter of 1995. Although earning assets declined overall, average loans increased $12 million for the comparable periods. The decline occurred in the federal funds sold and securities categories.

Interest expense decreased from $11,125 in 1995 to $10,398 in 1996. This decline is primarily attributable to the reduction in deposit rates at the acquired institutions to those rates paid by the Company. The institutions recently acquired by the Company generally were paying higher rates and had a larger percentage of their deposits in higher cost time deposits than did the Company. The Company focuses on core deposit retention. Therefore, it is expected that following an acquisition, there will be some deposit run-off following the adjustment of deposit rates to those offered by the Company.

Provision for Possible Loan Losses

The provision for possible loan losses for the comparative second quarters was $993 in 1996 compared with $1,125 for 1995. The Company performs an evaluation of the adequacy of the allowance for loan losses each quarter. The results of the analysis include an evaluation of specific large loans plus portfolio assumptions and general economic conditions. Management believes that the allowance at June 30 of $18,055, or 1.89% of loans, is adequate.


                                            SUMMARY OF ACTIVITY IN THE ALLOWANCE
                                                BROKEN DOWN BY LOAN CATEGORY
                                              --------------------------------
                                              SIX MONTHS ENDED      YEAR ENDED
                                                   6/30/96           12/31/95
                                              ----------------      ----------
                                                   (IN THOUSANDS OF DOLLARS)

Amount of Loans Outstanding ................      $954,136           $955,924
                                                  ========           ========

Daily Average Amount of Loans ..............      $949,933           $944,065
                                                  ========           ========

Balance of Allowance for
  Possible Loan Losses at
  Beginning of Period ......................      $ 18,689           $ 17,986

Loans Charged Off:
  Real Estate -- Mortgage ..................          (421)            (1,283)
  Commercial ...............................        (1,726)            (3,219)
  Consumer .................................        (1,129)            (1,233)
                                                  --------           --------
      Total Loans Charged Off ..............        (3,276)            (5,735)
                                                  --------           --------

Recoveries of Loans Previously Charged Off:
  Real Estate -- Mortgage ..................           222                728
  Commercial ...............................           134                401
  Consumer .................................           390                484
                                                  --------           --------
      Total Recoveries .....................           746              1,613
                                                  --------           --------

Net Loans Charged Off ......................        (2,530)            (4,122)

Provision for Possible Loan Losses .........         1,896              4,825
                                                  --------           --------
Balance at End of Period ...................      $ 18,055           $ 18,689
                                                  ========           ========

Ratio of Net Loans Charged-Off
  During Period to Average
  Loans Outstanding ........................           .53%               .44%
                                                  ========           ========

Non-Interest Income

Non-interest income increased by 34% from $4,114 in the second quarter 1995 to $5,516 in 1996. This increase of $1,402 consists of a $43 (24%) increase in trust income, a $650 increase in securities gains, a $903 (58%) increase in other income, and a $194 (8%) decrease in service charges on deposit accounts. The increase in trust income reflects the Company's focus on this business segment which has increased the assets under management to $204 million from $157 million a year ago. The securities gains taken were a result of a sale of certain equity securities to generate cash for pre-acquisition purchases of stock in pending acquisitions and a strategy to sell near term maturities and reinvest earlier due to anticipated rate changes. The increase in other income is primarily due to an increase in late fees and discounts earned on new business related to the Shoppers Charge Accounts Co. private label credit card business. However, increases were also recorded in the sale of alternative investments, international fees, and other customer non-deposit related fees. The decline in deposit service charges of $194 results primarily from revisions to the pricing structure in fourth quarter 1995 in response to competitive forces.

Non-Interest Expense

Non-interest expense decreased 18% from $17,567 in the second quarter of 1995 to $14,374, a $3,193 decrease. In 1995, the Company sold a 50% interest in its Deposit Services and Data Processing subsidiary to another financial institution, resulting in decrease for the second quarter of 1996 of $356 in salaries, $152 in employee benefits and $289 in equipment expense. The remaining reductions in these categories of $1,019, $986 and $98, respectively, are primarily attributable to the various cost reductions that the Company imposes following on acquisition when support functions are centralized and other redundancies are eliminated. Deposit and other insurance expense declined $749 (82%) as a result of the reduction in the FDIC insurance premium cost. The Company's data processing charges paid to the new joint venture company, which were not applicable in 1995, are the primary reasons for the increase in outside service expense , along with increases in loan origination fees and correspondent bank charges. Oreo expense for the second quarter of 1996 was $404 compared with a credit of $149 for the same period last year. The increase was a result of losses on disposals and a provision for Oreo losses of $150 during 1996. The amortization of intangibles increased by $153, or 28%, due to the $3 million premium paid for the $60 million in branch deposits purchased on February 29, 1996. Other expense decreased $1,202 or 40% from the second quarter last year. The decrease is primarily attributable to acquisition costs in the second quarter of 1995.

Provision for Income Taxes

The Company's effective tax rate for book purposes was 37%. This compares with an effective tax rate for the second quarter of last year of 14%. The lower rate in 1995 was the result of the reversal of tax reserves no longer deemed necessary primarily as a result of an IRS settlement covering the tax years of 1991, 1992 and 1993. The tax reversal amounted to $1,966.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 and June 30, 1995

For the six month period ended June 30, 1996, the Company earned $13,160 or $.95 per share compared with $11,903 or $.82 per share on a fully diluted basis in 1995. As previously mentioned, the fully diluted shares include the convertible preferred shares the Company issued in the 1994 Washington Bancorp. acquisition. These shares were converted or paid out in cash by July 1995. Fully diluted weighted average shares outstanding for the comparable six month periods were 13,844 for 1996 and 14,545 for 1995.

The $1,257 (11%) increase in net income is primarily due to the same factors discussed above for the 3 month period--the reduction in net interest income was offset by a lower provision for loan losses, an 18% increase in non-interest income, an 18% increase in non-interst income, and an 18% reduction in non-interest expense.

Net Interest Income

For the six month comparative periods, net interest income declined $2,974 (7%) and the net interest margin declined 27 basis points to 5.17%. The decline is primarily due to earning assets declining $45 million. Interest income declined $4,071 and interest expense declined $1,097. As mentioned previously, the decline in interest expense is primarily due to the Company's strategy of adjusting deposit rates at the acquired companies. However, average loans outstanding increased $5 million to $950 million for the first six months of 1996.

Provision for Possible Loan Losses

The provision for loan losses was $1,896 for the first half of 1996 compared with $2,250 for 1995. The allowance for loan losses to total loans outstanding was 1.89%. The methodology for determining the provision and allowance was discussed previously.

Non-Interest Income

Non-interest income increased from $8,436 for the first six months of 1995 to $9,982 for 1996. This represents a $1,546 or 18% increase. Trust income increased $136 (41%), securities gains increased $347 (62%), other income increased $1,615 (59%), and service charges on deposit accounts decreased $552 (12%). The primary reasons for the variances are the same as discussed above for the three month periods ended June 30, 1995 and 1996.

Non-Interest Expense

Non-interest expense decreased 18% from $33,980 for the first six months of 1995 to $28,001 for the comparable period in 1996, a decrease of $5,979. In November, 1995, the Company sold a 50% interest in its Deposit Services and Data Processing subsidiary to another financial institution, resulting in a decrease of $727 in salaries, $228 in employee benefits and $792 in equipment expense. The remaining reductions in these categories of $1,299, $1,704 and $75, respectively, are primarily attributable to the various cost reductions that the Company imposes following an acquisition when support functions are centralized and other redundancies are eliminated. Deposit and other insurance expense declined $1,688 (87%) as a result of the reduction in the FDIC insurance premium cost. The Company's data processing charges paid to the new joint venture company, which were not applicable in 1995, are the primary reason for the increase in outside service expense, along with increases in loan origination fees and correspondent bank charges. Oreo expense for the period was $600 compared with $10 for the same period last year. The increase was a result of losses on disposals and a $300 provision for Oreo losses in 1996. The amortization of intangibles increased in 1996 over 1995 due to the $3 million premium paid for the $60 million in branch deposits purchased on February 29, 1996. The Company is amortizing this intangible over a 5 year period on a straight line basis. Other expense decreased $2,334 or 41% from the comparable six month period in 1995. The decrease is primarily attributable to a reduction of $638 in acquisition costs, $147 in marketing expense, and other efficiencies, as well as that a $678 loss was booked in the 1995 results arising from the disposal of the old computer center which had been outgrown.

FINANCIAL CONDITION

Total assets at June 30, 1996, were $1,739,866 essentially flat with the $1,739,568 at December 31, 1995. Between December 31, 1995, and June 30, 1996,
loans were flat, deposits declined $47,453 or 3% primarily in the time deposit category, and federal funds declined a similar amount -- $49,700.

The securities portfolios increased from an aggregate $579 million at December 31 to $645 million at June 30. The increase was due to the Company's decision to pre-invest a portion of the 1996 maturities due to an increase in interest rates.

At June 30, 1996, HUBCO's non-performing loans, which include non-accruing and renegotiated loans, were $20,998 compared to $19,748 at March 31, 1996 and $17,800 at December 31, 1995. Other real estate was $3,743 at June 30, 1996 compared to $6,104 at December 31, 1995.

The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:



                    ASSET QUALITY SCHEDULE -- QUARTERLY RECAP
                                 (In Thousands)

                                          6/30/96           3/31/96          12/31/95          9/30/95
                                          -------           -------          --------          -------
Non-Accrual Loans:
   Commercial ..........................  $ 7,266           $ 6,865          $ 6,966           $ 6,581
   Real Estate .........................   12,519            10,651            7,835             8,335
   Consumer ............................      584               875              856               621
   Credit Cards ........................     --                --                443               250
                                          -------           -------          -------           -------
     Total Non-Accrual Loans ...........   20,369            18,391           16,100            15,787
                                          -------           -------          -------           -------
Renegotiated Loans .....................      629             1,357            1,700             2,261
                                          -------           -------          -------           -------
     Total Non-Performing Loans ........   20,998            19,748           17,800            18,048
Other Real Estate ......................    3,743             6,307            6,104             8,246
                                          -------           -------          -------           -------
     Total Non-Performing Assets .......  $24,741           $26,055          $23,904           $26,294
                                          =======           =======          =======           =======
Non-Accrual Loans to Total Loans .......     2.13%             1.93%            1.68%             1.67%
Non-Performing Assets to Total Assets ..     1.42              1.50             1.37              1.52
Allowance for Loan Losses
  to Non-Accrual Loans .................    88.64            101.72           116.08            114.28

Allowance for Loan Losses
  to Non-Performing Loans ..............    85.98             94.73           104.99             99.96
Loans Past Due 90 Days or
  More and Accruing:
    Commercial .........................  $   264           $    13          $ 1,026           $ 1,751
    Real Estate ........................    2,498             1,878            4,137             2,967
    Consumer ...........................    1,174               567              307               169
    Credit Cards .......................    1,526             2,066              592               624
                                          -------           -------          -------           -------
     Total Past Due Loans ..............  $ 5,462           $ 4,524          $ 6,062           $ 5,511
                                          =======           =======          =======           =======


The intangibles, net of amortization, increased from $7,572 to $9,356 attributable to the $3 million premium paid on the $60 million in branch deposits acquired in February, 1996.

Total stockholders' equity at June 30, 1996 amounted to $130,114 compared with $142,480 at December 31, 1995. The decline is attributable to the Company's purchase of treasury shares during the period amounting to $17,067 at June 30. Treasury shares were subsequently re-issued in the Lafayette acquisition within the pooling limitations. The capital also declined due to the change in the Unrealized gain/(loss) on securities which changed from an after-tax gain of $2,328 at December 31 to an after-tax loss of $1,197 at June 30.

At the end of the reporting period, the Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at June 30, 1996, and the minimum regulatory guidelines for such capital ratios are as follows:

                                           RATIOS AT         REGULATORY
                                         JUNE 30, 1996       GUIDELINES
                                         -------------       ----------
     Tier I Risk-Based Capital ........     11.68%              6.0%
     Total Risk-Based Capital .........     15.33%             10.0%
     Tier 1 Leverage Ratio ............      7.00%              5.0%


The regulatory guidelines are for qualification as a well-capitalized institution.

PART II. OTHER INFORMATION

Items 1 through 3 are not applicable or the responses are negative

Item 4:

(a)  The Annual Meeting of shareholders of HUBCO, Inc. was held on June 11,
     1996.

(b) The names of the directors who are nominees for election for the 1996 Annual Meeting and the names of the directors whose terms extend beyond the 1996 Annual Meeting are set forth in the tables below.

     Nominees for 1996 Annual Meeting:

     James E. Schierloh, Chairman
     W. Peter McBride
     Bryant D. Malcolm

     Directors whose terms continue beyond this Annual Meeting:

     Robert J. Burke
     Joan David
     Thomas R. Farley
     Kenneth T. Neilson, President and CEO
     Charles F.X. Poggi
     Sister Grace Frances Strauber

(c) The following is a brief description as well as the tabulation of votes for each of the matters which were voted upon at the 1996 Annual Meeting.

     1. A proposal to approve the issuance of HUBCO Common Stock as consideration in the proposed acquisition of Lafayette American Bank and Trust Company ("Lafayette") pursuant to an Agreement and Plan of Merger dated February 5, 1996, between Lafayette and HUBCO.

            For ....................................      10,322,076
            Against ................................         311,405
            Abstain ................................          43,400

     2.   Election of the following three persons as directors of HUBCO:

                                           For          Authority Withheld
                                         ------         ------------------
            James E. Schierloh ......    11,876,962           332,527
            W. Peter McBride ........    11,876,623           334,866
            Bryant D. Malcolm .......    11,872,341           336,925

     3. A proposal to amend the Certificate of Incorporation of HUBCO to increase the authorized HUBCO Common Stock to 50,000,000 shares and to increase the authorized Preferred Stock to 10,000,000 shares.

            For ....................................       8,464,548
            Against ................................       2,166,284
            Abstain ................................         108,069

(d)  not applicable

Item 5: not applicable

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

     (3)(i) The Certificate of Incorporation of HUBCO, Inc. filed May 5, 1982 and amendments to the Certificate of Incorporation, dated November 22, 1983, January 30, 1984, January 11, 1985, July 17, 1986, March 25, 1987,
     April 26, 1991, November 26, 1991, March 25, 1992, May 17, 1993, January 4,
     1995 and June 11, 1996.

     (3)(ii) The By-Laws of HUBCO, Inc. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit (3b).)

(b)  Reports on Form 8-K

     (1) On May 2, 1996, HUBCO filed a Form 8-K Item 5 (date of earliest event -- April 28, 1996), to announce the signing of a definitive agreement with Hometown Bancorporation, Inc., a Delaware corporation and registered bank holding company, whereby Hometown will be merged with and into HUBCO.

     (2) On May 8, 1996, HUBCO filed a Form 8-K Item 5 (date of earliest event -- May 3, 1996), to make readily available, a copy of Hometown Bancorporation, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, without exhibits.

     (3) On July 2, 1996, HUBCO filed a Form 8-K Item 5 (date of earliest event -- June 21, 1996), to announce the signing of a definitive agreement with Westport Bancorp, Inc., a Delaware corporation and registered bank holding company, whereby Westport will be merged with and into HUBCO.

     (4) On July 16, 1996, HUBCO filed a Form 8-K Item 5 (date of earliest event -- July 1, 1996), containing HUBCO's press release announcing the merger of HUBCO and Lafayette American Bank and Trust Company, the consummation of which occurred on July 1, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HUBCO, Inc.


Date   April 13, 1996                       /s/ KENNETH T. NEILSON
- --------------------------------            -----------------------------------
                                            Kenneth T. Neilson
                                            President & Chief Executive Officer


Date   April 13, 1996                       /s/ CHRISTINA L. MAIER
- --------------------------------            -----------------------------------
                                            Christina L. Maier
                                            Assistant Treasurer
                                            (Chief Accounting Officer)