Form 10-Q/A
period 1996-06-30
HUBCO INC
filed 1996-08-14
CIK 703559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                        --------------------------------

                                    FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X    No
                                           ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

       19,242,503 shares, no par value, outstanding as of August 12, 1996.

================================================================================

                               EXPLANATORY NOTE:

     This 10-Q/A is filed to correct the previously filed number of shares outstanding as listed on the cover page.

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