Form 10-Q
period 1996-09-30
HUBCO INC
filed 1996-11-14
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        --------------------------------

                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ----ACT OF 1934

    For the quarterly period ended September 30, 1996

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----EXCHANGE ACT OF 1934

    For the transition period from____________________to

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each, of the issuer's classes of common stock, as of the last practicable date:

19,798,836 shares, no par value, outstanding as of November 13, 1996.

                          HUBCO, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheets
        At September 30, 1996 and December 31, 1995..................    1

        Consolidated Statements of Income
        For the three-month and nine-month periods ended
        September 30, 1996 and 1995..................................     2 - 3

        Consolidated Statements of Cash Flows
        For the nine-month periods ended
        September 30, 1996 and 1995..................................     4

        Notes to Consolidated Financial Statements...................     5 - 7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations................     8 - 14


PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K.............................     15

        Signatures...................................................     16


PART III.  FINANCIAL DATA SCHEDULE ..................................     17
-----------------------------------

PART I.  FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands Except Share Data)

                                                            September 30    December 31
                                                                1996          1995
                                                            ----------     ----------
ASSETS
Cash and due from banks                                       $162,360     $132,778
Federal funds sold                                                --         49,700
                                                              --------     --------
                                   TOTAL CASH EQUIVALENTS      162,360      182,478

Securities available for sale, at market value
  (amortized cost of $569,111 and $416,461
  in 1996 and 1995, respectively)                              567,393      420,162
Securities held to maturity, at cost (market value of
  $273,065 and $297,585 in 1996 and 1995, respectively)        274,226      294,057

Loans:
  Real estate-mortgage                                         945,866      852,872
  Commercial and financial                                     440,618      387,989
  Consumer credit                                              171,427      175,194
  Credit card                                                   51,499       57,915
                                                              --------    ---------
                                              TOTAL LOANS    1,609,410    1,473,970
  Less: Allowance for possible loan losses                     (29,709)     (27,251)
                                                             ----------   -----------
                                                NET LOANS    1,579,701    1,446,719

Premises and equipment, net                                     39,983       37,227
Other real estate owned                                          7,094       11,564
Intangibles, net of amortization                                23,074        7,572
Other assets                                                    70,833       68,839
                                                              --------   ----------
                                             TOTAL ASSETS   $2,724,664   $2,468,618
                                                            ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                      $  481,751   $  477,507
  Interest bearing                                           1,757,406    1,694,096
                                                            ----------   ----------
                                           TOTAL DEPOSITS    2,239,157    2,171,603
Borrowings                                                     180,751       55,249
Other liabilities                                               22,125       21,132
                                                            ----------   ----------
                                        TOTAL LIABILITIES    2,442,033    2,247,984
                                                            ----------   ----------
Subordinated Debt                                              100,000       25,000
                                                            ----------   ----------
Commitments and contingencies
Stockholders' equity:
  Convertible Preferred Stock-Series A, no par value;
       authorized 10,000,000 shares, no shares outstanding
  Common stock, no par value, authorized 50,000,000
       shares; issued 19,785,424 and outstanding
       19,277,511 shares in 1996 and issued 19,867,885
       and outstanding 19,824,337 in 1995                       35,178       35,325
  Additional paid-in capital                                    90,450       97,439
  Retained earnings                                             68,607       61,888
  Treasury shares, at cost, 507,913 shares in 1996
       and 43,548 shares in 1995                               (10,408)        (647)
  Restricted stock awards                                         (344)        (688)
  Unrealized gain (loss) on securities
       available for sale, net of income taxes                    (852)       2,317
                                                            ----------    ---------
                              TOTAL STOCKHOLDERS' EQUITY       182,631      195,634
                                                            ----------    ----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $2,724,664   $2,468,618
                                                            ==========   ==========

See notes to consolidated financial statements

HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands Except Share Data)

                                                                        THREE MONTHS ENDED
                                                                        ------------------
                                                                            SEPTEMBER 30
                                                                            ------------
                                                                         1996          1995
                                                                         ----          ----
INTEREST AND FEE INCOME:
Loans-taxable                                                           $32,712     $32,951
Loans-tax exempt                                                             54          67
Securities-taxable                                                       11,617      12,148
Securities-tax-exempt                                                       111         253
Other                                                                       141         432
                                                                        -------     -------
                                         TOTAL INTEREST AND FEE INCOME   44,635      45,851
                                                                        -------     -------


INTEREST EXPENSE:
Deposits                                                                 14,201      14,596
Borrowings                                                                1,107       1,286
Subordinated debt                                                           822         535
                                                                        -------     -------
                                        TOTAL INTEREST EXPENSE           16,130      16,417
                                                                        -------     -------
                                           NET INTEREST INCOME           28,505      29,434
                                                                        -------     -------
PROVISION FOR POSSIBLE LOAN LOSSES                                        1,429       1,650
                                                                        -------     -------

                           NET INTEREST INCOME AFTER PROVISION
                                     FOR POSSIBLE LOAN LOSSES            27,076      27,784

NON-INTEREST INCOME:
 Trust department income                                                    267         393
 Service charges on deposit accounts                                      3,448       3,194
 Securities gains                                                            85          73
 Other income                                                             2,284       2,645
                                                                        -------     -------
                                      TOTAL NON-INTEREST INCOME           6,084       6,305
                                                                        -------     -------


NON-INTEREST EXPENSE:
  Salaries                                                                7,812       8,248
  Pension and other employee benefits                                     2,318       2,725
  Occupancy expense                                                       1,571       2,587
  Equipment expense                                                       1,100       1,639
  Deposit insurance and other insurance                                     260         864
  Outside services                                                        2,120       1,885
  Other real estate owned expense                                           563         619
  Amortization of intangibles                                               777         546
  Other                                                                   3,404       2,551
  SAIF special assessment                                                   825          --
  Merger related and restructuring charges                               10,931          --
                                                                        -------     -------

                                      TOTAL NON-INTEREST EXPENSE         31,681      21,664
                                      INCOME BEFORE INCOME TAXES          1,479      12,425
PROVISION FOR INCOME TAXES                                                  211       3,819
                                                                        -------     -------
                                                      NET INCOME        $ 1,268     $ 8,606
                                                                        =======     =======

INCOME PER COMMON SHARE:
   Primary                                                              $  0.06     $  0.42
   Fully Diluted                                                        $  0.06     $  0.42

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Common                                                                19,835      20,632

See notes to consolidated financial statements

HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands Except Share Data)

                                                                         NINE MONTHS ENDED
                                                                         ------------------
                                                                            SEPTEMBER 30
                                                                            ------------
                                                                         1996          1995
                                                                         ----          ----
INTEREST AND FEE INCOME:
Loans-taxable                                                           $ 97,893     $ 97,304
Loans-tax exempt                                                             165          227
Securities-taxable                                                        34,659       37,351
Securities-tax-exempt                                                        346          840
Other                                                                        445        1,050
                                                                        --------     --------
                                         TOTAL INTEREST AND FEE INCOME   133,508      136,772
                                                                        --------     --------

INTEREST EXPENSE:
Deposits                                                                  42,742       41,851
Borrowings                                                                 3,068        4,714
Subordinated debt                                                          1,827        1,626
                                                                        --------     --------
                                        TOTAL INTEREST EXPENSE            47,637       48,191
                                                                        --------     --------
                                           NET INTEREST INCOME            85,871       88,581
                                                                        --------     --------
PROVISION FOR POSSIBLE LOAN LOSSES                                         5,825        5,890
                                                                        --------     --------

                           NET INTEREST INCOME AFTER PROVISION
                                     FOR POSSIBLE LOAN LOSSES             80,046       82,691

NON-INTEREST INCOME:
 Trust department income                                                     810        1,410
 Service charges on deposit accounts                                       9,559        9,738
 Securities gains                                                            996        1,165
 Other income                                                              7,252        6,082
                                                                        --------     --------
                                      TOTAL NON-INTEREST INCOME           18,617       18,395
                                                                        --------     --------


NON-INTEREST EXPENSE:
  Salaries                                                                22,966       25,531
  Pension and other employee benefits                                      6,447        8,936
  Occupancy expense                                                        6,407        7,181
  Equipment expense                                                        3,438        4,955
  Deposit insurance and other insurance                                      765        3,866
  Outside services                                                         7,183        5,659
  Other real estate owned expense                                          2,242        1,223
  Amortization of intangibles                                              2,119        1,636
  Other                                                                    9,194       10,580
  SAIF special assessment                                                    825           --
  Merger related and restructuring charges                                13,018           --
                                                                        --------     --------

                                      TOTAL NON-INTEREST EXPENSE          74,604       69,567
                                      INCOME BEFORE INCOME TAXES        --------     --------
PROVISION FOR INCOME TAXES                                                24,059       31,519
                                                                           8,841        7,887
                                                                        --------     --------
                                                     NET INCOME         $ 15,218     $ 23,632
                                                                        ========     ========
INCOME PER COMMON SHARE:
   Primary                                                              $   0.76     $   1.15
   Fully Diluted                                                        $   0.76     $   1.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Common                                                                 20,044       20,057
   Preferred                                                                --            680

See notes to consolidated financial statements

HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands Except Share Data)

                                                                               Nine Months Ended
                                                                                   September 30
                                                                                   ------------
                                                                                1996          1995
                                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $  15,218      $  23,632
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Provision for possible loan losses                                      5,825          5,890
        Provision for depreciation and amortization                             7,544          6,021
        Amortization of security premiums, net                                  1,333          1,196
        Securities gains                                                         (996)        (1,165)
        Loss on sale of premises and equipment                                   --              232
     Deferred income tax provision                                                234            947
     Decrease in other assets                                                  26,253            500
     Increase (decrease) in other liabilities                                   2,162        (12,284)
                                                                            ---------      ---------
                                        NET CASH PROVIDED BY(USED IN)
                                                 OPERATING ACTIVITIES          57,573         24,969
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities:
     Available for sale                                                        37,759         23,680
     Held to maturity                                                            --             --
   Proceeds from repayments and maturities of securities:
     Available for sale                                                       120,440         31,976
     Held to maturity                                                          54,967         98,484
   Purchases of securities:
     Available for sale                                                      (307,125)       (29,626)
     Held to maturity                                                         (27,417)       (58,929)
   Net cash acquired through acquisitions                                      17,037           --
   Loan purchased                                                                --           (3,597)
   Net increase in loans                                                      (39,872)       (56,339)
   Proceeds from sales of premises and equipment                                   34          1,533
   Purchases of premises and equipment                                         (4,024)        (3,355)
   Decrease in other real estate                                                4,763            230
                                                                            ---------      ---------
                                                 NET CASH PROVIDED BY
                                        (USED IN)INVESTING ACTIVITIES        (143,438)         4,057
                                                                            ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in demand deposits,
    NOW accounts and savings accounts                                         (89,036)      (149,066)
  Net increase in certificates of deposits                                     (5,447)        85,700
  Net increase (decrease) in short-term borrowings                            111,260           (233)
  Net increase in other borrowings                                              1,742            108
  Net proceeds from issuance of subordinated debt                              73,738           --
  Proceeds from issuance of common stock                                          271           --
  Cash dividends                                                               (9,527)        (5,669)
   Acquisition of treasury stock                                              (17,254)        (4,886)
                                                                            ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            65,747        (74,046)
                                                                            ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (20,118)       (45,020)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              182,478        149,797
                                                                            ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 162,360      $ 104,777
                                                                            =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
   Interest                                                                 $  44,113      $  44,425
   Income taxes                                                                10,057         10,512
                                                                            =========      =========

See notes to Consolidated Financial Statements.

HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                           HUBCO Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements of HUBCO, Inc. and Subsidiaries ("HUBCO" or "the Company") include the accounts of the parent company, HUBCO, Inc. and its wholly-owned subsidiaries: Hudson United Bank ("Hudson United Bank"), Lafayette American Bank & Trust Co. ("Lafayette") and HUB Investment Co. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year.


NOTE B -- ACQUISITIONS

Completed

On January 12, 1996, HUBCO acquired Growth Financial Corp. ("Growth"), a $128 million bank holding company with 3 branch locations in Somerset and Morris counties, New Jersey, in a stock-for-stock transaction which was accounted for on the pooling-of-interests method of accounting. Under the terms of the merger agreement, Growth Bank was immediately merged into Hudson United Bank and Growth's stockholder's received .69 of a share of HUBCO common stock, .71 of a share as adjusted for the 3% stock dividend declared on October 24, 1996, in exchange for each share of Growth common stock, resulting in the issuance of approximately 1.3 million shares of HUBCO common stock. Since the Growth acquisition was accounted for as a pooling-of-interests, the consolidated financial statements have been restated to include the accounts of Growth for all periods presented.

On February 29, 1996, HUBCO acquired three branch offices located in Bergen and Middlesex counties, New Jersey, and related deposits from CrossLand Federal Savings Bank ("CrossLand"). As a result of this transaction, Hudson United Bank assumed approximately $60.6 million of deposit liabilities and cash of approximately $56.7 million, net of a deposit premium of approximately $3.0 million.

On July 1, 1996, HUBCO acquired Lafayette American Bank and Trust Company ("Lafayette"), a $741 million commercial bank headquartered in Fairfield county, Connecticut, in a stock-for-stock transaction which was accounted for on the pooling-of-interests method of accounting. Under the terms of the agreement, Lafayette's stockholders received .588 of a share of HUBCO common stock, .606 of a share as adjusted for the 3% stock dividend declared on October 24, 1996, in exchange for each share of Lafayette common stock, resulting in the issuance of approximately 5.9 million shares of HUBCO common stock. Lafayette is a separate subsidiary of HUBCO.

On August 30, 1996, HUBCO acquired Hometown Bancorporation ("Hometown"), a $194 million bank holding company with 2 branch locations in Fairfield county Connecticut, for $17.75 per share in cash for each share of Hometown common stock. Hometown's banking subsidiary, The Bank of Darien was merged into Lafayette. This transaction was accounted for as a purchase and therefore, Hometown's results of operations have been included in HUBCO's from August 30, 1996 forward.

Pending

On June 21, 1996, HUBCO entered into an Agreement and Plan of merger with Westport Bancorp, Inc. ("Westport"), by which HUBCO will acquire Westport and will merge its subsidiary, The Westport Bank & Trust Company, into Lafayette adding approximately $317 million of assets to HUBCO. The transaction calls for HUBCO to exchange .332175 of a share of HUBCO common stock, as adjusted for the 3% stock dividend declared on October 24, 1996, for each outstanding share of Westport common stock. Westport's convertible preferred stock will be converted into a new HUBCO preferred issue with identical terms including an equivalent dividend yield. The transaction will be accounted for as a pooling-of-interests and is expected to close in the fourth quarter of 1996.

On August 16, 1996, Lafayette executed a Definitive Agreement to acquire UST Bank/Connecticut, a subsidiary of UST Corp, in a cash transaction. UST Bank/Connecticut is a $111 million commercial bank with 4 branch locations in Fairfield county, Connecticut. This transaction will be accounted for as a purchase and is expected to close in the fourth quarter of 1996.

NOTE C -- INCOME PER SHARE

Primary income per share has been computed based on the weighted average number of common shares outstanding during the periods. Fully diluted earnings per share for 1995 include the effect of shares issuable upon conversion of the preferred stock. All share data has been retroactively restated for all poolings and stock dividends, including the 3% stock dividend declared on October 24, 1996 and to be paid on November 15, 1996.

NOTE D -- SECURITIES

The following table presents the amortized cost and estimated market value of securities at the dates indicated:

                                       September 30, 1996
                          ------------------------------------------------
                                          Gross Unrealized     Estimated
                         Amortized        ------------------      Market
                            Cost         Gains     (Losses)       Value
                         ----------------------------------------------
Available for Sale
U.S. Government         $ 128,674   $     409    ($    408)   $ 128,675
U.S. Government
  agencies                379,376         201       (4,653)     374,924
States and political
  subdivisions              8,694        --           --          8,694
Other debt securities       8,858          35         --          8,893
Equity securities          43,509       3,022         (324)      46,207
                        ---------   ---------    ---------    ---------
                        $ 569,111   $   3,667    ($  5,385)   $ 567,393
                        =========   =========    =========    =========

                                       September 30, 1996
                          ------------------------------------------------
                                          Gross Unrealized     Estimated
                         Amortized        ------------------      Market
                            Cost         Gains     (Losses)       Value
                         ----------------------------------------------

Held to Maturity
U.S. Government         $  80,755   $     612           $-    $  81,367
U.S. Government
  agencies                193,471         499       (2,272)     191,698
                        ---------   ---------    ---------    ---------
                        $ 274,226   $   1,111    ($  2,272)   $ 273,065
                        =========   =========    =========    =========

                                       December 31, 1995
                          ------------------------------------------------
                                          Gross Unrealized     Estimated
                         Amortized        ------------------      Market
                            Cost         Gains     (Losses)       Value
                         ----------------------------------------------
Available for Sale
U.S. Government         $ 148,016   $   1,662         (408)   $ 149,270
U.S. Government
  agencies                233,089       1,333       (1,706)     232,716
States and political
    subdivisions           10,095          30          (10)      10,115
Other debt securities      16,476         198          (52)      16,622
Equity securities           8,785       2,935         (281)      11,439
                        ---------   ---------    ---------    ---------

                        $ 416,461   $   6,158    ($  2,457)   $ 420,162
                        =========   =========    =========    =========

                                       December 31, 1995
                          ------------------------------------------------
                                          Gross Unrealized     Estimated
                         Amortized        ------------------      Market
                            Cost         Gains     (Losses)       Value
                         ----------------------------------------------
Held to Maturity
U.S. Government         $  95,521   $   2,438    ($     18)   $  97,941
U.S. Government
  agencies                198,536       2,300       (1,192)     199,644
                        ---------   ---------    ---------    ---------

                        $ 294,057   $   4,738    $  (1,210)   $ 297,585
                        =========   =========    =========    =========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes. All dollar amounts, other than per share information, are presented in millions unless otherwise noted.

The financial statements for the comparative periods presented herein have been restated to reflect the acquisitions that have been accounted for on the pooling-of-interests accounting method during the periods presented herein. Growth Financial Corporation was acquired on January 12, 1996 and Lafayette American Bank and Trust Company was acquired on July 1, 1996 both on a pooling-of-interests method. All periods prior to the effective dates of these acquuisitions have been restated to reflect the poolings. In addition, the Company acquired three branches from CrossLand Federal Savings Bank on February 29, 1996, and the Hometown Bancorporation was acquired on August 30, 1996. These acquisitions were accounted for on the purchase method and thus operations and earnings are reflected in the Company's results since the dates of acquisition. The Company has two pending acquisitions -- Westport Bancorp, which is expected to be acquired on December 13, 1996, and will be accounted for on the pooling-of-interests method, and UST/Connecticut which will be acquired on or about November 30, 1996, and will be accounted for on the purchase method.

A summary of the companies acquired, exclusive of the $60 million in deposits acquired in the CrossLand acquisition, are as follows:


                                   Assets           Deposits
                                   ------           --------
         Growth Financial           $128              $110
         Lafayette American          741               647
         Hometown                    194               162
         Westport                    317               259
         UST/Conn.                   111               100

The balance sheet and income statement comparisons are influenced by the transactions mentioned above. All share data has been retroactively restated to reflect the shares issued in the aforementioned transactions including restatement of all prior periods for the pooled acquisitions.


RESULTS OF OPERATIONS

Earnings for the three-month comparative periods ended September 30 were as follows(in thousands, except per share amounts):


                                              1996             1995
                                              ----             ----
         Net Income                          $1,268           $8,606
         Per share, fully diluted            $ 0.06           $ 0.42
         Weighted average common shares
           outstanding                       19,835           20,632


         Excluding one-time charges:
         Net Income                          $9,334           $8,606
         Per share, fully diluted            $ 0.47           $ 0.42

Earnings for the nine-month comparative periods ended September 30 were as follows(in thousands, except per share amounts):

                                               1996           1995
                                               ----           ----

         Net Income                          $15,218        $23,632
         Per share, fully diluted            $  0.76        $  1.14
         Weighted average common shares
           outstanding                        20,044         20,057

         Excluding one-time charges:
         Net Income                          $24,746         23,632
         Per share, fully diluted            $  1.23        $  1.14

The one-time charges consists of restructuring charges and merger related expenses in connection with the Lafayette acquisition of $7.6 million on an after-tax basis ($10.9 million pre-tax) for the third quarter and $9.0 million on an after-tax basis ($13.0 million pre-tax) for the nine-month period, respectively. Also included in the third quarter and for the nine-month period, is a one-time charge to the SAIF fund for savings deposits owned as of March 31, 1995, in the amount of $.5 million on an after-tax basis ($.8 million pre-tax). These one-time charges had the effect of reducing earnings per share by $.41 per share for the quarter and $.47 for the nine-months.

------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

Net interest income for the third quarter was $28.5 million compared with $29.4 million for the third quarter of 1995. This represents a decline of $.9 million or 3.2%. The net interest margin for the comparative quarters was 4.92% for 1996 compared with 5.31% in 1995. The reduction is a result of a decline in interest income on earning assets offset partially by a decrease in interest expense on interest-bearing liabilities. The decline is due to yields and rates as opposed to the volume of average earning assets which were $102.4 million higher in the third quarter of 1996 compared with third quarter of 1995. The increase in earning assets is primarily attributable to the acquisition of Hometown, which was acquired August 30, 1996, on the purchase method, and therefore, the assets are included in the 1996 results for one month. The decline in net interest income and in the net interest margin for the third quarter was impacted by Hometown which operated at less than a 4% margin, Lafayette, which had approximately a 5% margin, and modestly by the $75 million in subordinated debt issued by HUBCO on September 13, 1996.

Interest income was down $1.2 million, or 2.6% while interest expense declined $.3 million, or 1.8%. The yield on earning assets declined from 8.30% in the third quarter of 1995 to 7.72% for the third quarter of 1996. The competitive deposit rates in Connecticut are currently slightly higher than the competitive deposit rates in New Jersey.

The provision for possible loan losses for the comparative third quarters was $1.4 million in 1996 compared with $1.7 million for 1995. The Company performs an evaluation of the adequacy of the allowance for loan losses each quarter. The results of this analysis and the expectation of potential credit losses and the economic conditions are some of the factors that determines the required quarterly provision. Management believes that the allowance at September 30, 1996 of $29.7 million, or 1.85% of loans and 93% of non-performing loans, is adequate. Comparative ratios for September 30, 1995 are 1.88% and 105% respectively. Non-performing assets as a percentage to total assets was 1.43% at September 30, 1996 and 1.62% at September 30, 1995.

The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:

                    ASSET QUALITY SCHEDULE - QUARTERLY RECAP
                                 (In Thousands)

                                    9/30/96     6/30/96      3/31/95      12/31/95
                                    -------     -------      -------      --------
Non-Accrual Loans:
   Commercial                       $12,075      $10,762      $10,040      $10,749
   Real Estate                       17,513       19,002       15,437       11,805
   Consumer                           1,171          646          912          881
      Credit Cards                     --           --           --            443
                                    -------      -------      -------      -------
   Total Non-Accrual Loans           30,759       30,410       26,389       23,878
                                    -------      -------      -------      -------
Renegotiated Loans                    1,201          629        1,357        1,701
                                    -------      -------      -------      -------
    Total Non-Performing Loans       31,960       31,039       27,746       25,579
Other Real Estate                     7,094        6,846       10,739       11,564
                                    -------      -------      -------      -------
   Total Non-Performing Assets      $39,054      $37,885      $38,485      $37,143
                                    =======      =======      =======      =======

Non-Accrual Loans to Total
   Loans                               1.91%        2.02%        1.79%        1.62%
Non-Performing Assets to
   Total Assets                        1.43         1.53         1.56         1.50
Allowance for Loan Losses
    to Non-Accrual Loans              96.59        91.15       105.30       114.13
Allowance for Loan Losses
    to Non-Performing Loans           92.96        89.30       100.15       106.54

Loans Past Due 90 Days or
   More and Accruing:
         Commercial                 $    49      $   264      $    13      $ 1,027
         Real Estate                  2,189        2,676        1,878        4,137
         Consumer                       478        1,181          582          308
         Credit Cards                 1,501        1,526        2,066          592
                                    -------      -------      -------      -------
           Total Past Due Loans     $ 4,217      $ 5,647      $ 4,539      $ 6,064
                                    =======      =======      =======      =======

Non-interest income (excluding securities gains) decreased 3.7% from $6.2 million in the third quarter 1995 to $6.0 in 1996. The variances between the three months ended September 30, 1996 and September 30, 1995 are as follows:
Trust income declined $.1 million as a result of Lafayette selling its trust business in 1995 with no income earned in 1996 whereas Hudson United Bank had 8% growth in trust income for the period. Service charges on deposit accounts increased $.3 million or 8%. Other income declined $.4 million from 1995, when HUBCO realized a $1 million insurance claim settlement asssociated with the Urban acquisition. Excluding this one-time item in 1995, non-interest income increased $.8 million or 15%. This increase is attributed to the exporting of late charges on delinquent accounts by Shoppers Charge. Shoppers is realizing approximately $.1 million per month in late fee income.

Non-interest expense increased $10 million from $21.7 million for the third quarter of 1995 to $31.7 million for the third quarter of 1996. However, the company took a one-time restructuring charge and merger related expenses of $10.9 million in connection with the Lafayette acquisition that was consummated on July 1, 1996. In addition, a special one-time assessment on SAIF-assessable deposits of 52.56 basis points on such deposits held on March 31, 1995 was recorded in the third quarter of this year and totaled $.8 million. Excluding these one-time charges, non-interest expense would have been $19.9 million, or a reduction of $1.7 million (8%) from last year's comparable quarter. Reductions were realized in nearly all categories such as salaries, pension and other employee benefits, occupancy and equipment expense. These reductions are a result of the cost reductions following the Growth Financial acquisition in January and the Lafayette acquisition in July along with the sale of a 50% interest in its data processing subsidiary to another financial institution in the fourth quarter of 1995. The full effect of the Lafayette cost saving initiatives and the Hometown cost reductions will occur in the fourth quarter of this year and in 1997.

In other categories, outside services increased $.2 million and other expenses $.9 million. Payments for computer processing and other services amounted to $1.1 million for the quarter thus accounting for more than the $.9 million increase in other expenses but were more than offset in other categories.

A reconciliation of the combined statutory federal and state income taxes to the effective tax provision is as follows:
                                                       Three Months
                                                       ------------
                                                     Ended September 30
                                                     ------------------
                                                       1996       1995
                                                       ----       ----
Combined statutory federal and state taxes (41%)       $606      $5,094
Non-deductible intangible amortization                  319         224
Non-deductible merger expenses                        1,105          --
Reversal of tax reserves upon finalization of
  examinations                                       (1,010)         --
Reversal of Lafayette valuation allowance                -       (2,478)
Other                                                  (809)        979
                                                       ----      ------
         Provision for Income Taxes                    $211      $3,819
                                                       ====      ======


RESULTS OF OPERATIONS
Nine Months Ended September 30, 1996 and September 30, 1995

Net interest income for the nine-month period was $85.9 million compared with $88.6 million for the first nine-months of 1995. This represents a decline of $2.7 million or 3%. The net interest margin for the comparative periods were 5.07% for 1996 compared with 5.31% in 1995. The reduction is a result of a $3.2 million decline in interest income on earning assets offset partially by a decrease in interst expense on interest-bearing liabilities of $.6 million. The decline is due to lower yields on earning assets as the volume of average earning assets was $29 million higher in 1996.

Interest income declined $3.2 million, and interest expense declined $.6. The yield on earning assets declined from 8.20% in 1995 to 7.88% for the first nine months of 1996 on a $97 million increase in average loans and a $68 million decline in average securities. Average borrowed funds increased during this period which also contributed to the decline in the net interest margin.

The provision for possible loan losses for the comparative nine-months amounted to $5.8 million in 1996 compared with $5.9 million for 1995. The Company performs an evaluation of the adequacy of the allowance for loan losses each quarter. The results of the analysis including the expectation of potential credit losses and current economic conditions are some of the factors that determine the required quarterly provision. Management believes that the allowance at September 30 is adequate.

The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:



                                            Summary of Activity in the Allowance
                                                 Broken Down by Loan Category
                                                 ----------------------------
                                                   Nine Months
                                                      Ended        Year Ended
                                                    9/30/96        12/31/95
                                                 --------------------------
                                                 (In Thousands of Dollars)

Amount of Loans Outstanding                      $1,609,410      $1,473,970

Daily Average Amount of Loans                    $1,497,106      $1,408,694


Balance of Allowance for
  Possible Loan Losses at
  Beginning of Period                            $ 27,251        $ 27,617

Loans Charged Off:
  Real Estate - Mortgage                           (1,448)         (4,729)
  Commercial                                       (4,116)         (4,708)
  Consumer                                         (1,991)         (1,365)
                                                 --------        --------
    Total Loans Charged Off                        (7,555)        (10,802)

Recoveries of Loans Previously
  Charged Off:
  Real Estate - Mortgage                              650           1,104
  Commercial                                          328             808
  Consumer                                            660             509
                                                 --------        --------
      Total Recoveries                              1,638           2,421


Net Loans Charged Off                              (5,917)         (8,381)
Reserves Acquired in Purchase Transaction           2,550            --
Provision for Possible Loan Losses                  5,825           8,015

Balance at End of Period                         $ 29,709        $ 27,251
                                                 ========        ========


Ratio of Net Loans Charged-Off
  During Period to Average
  Loans Outstanding                                   .53%            .59%
                                                 ========        ========


Non-interest income (excluding securities gains) increased slightly from $17.2 million in 1995 to $17.6 million in 1996. The variances between the nine months ended September 30, 1996 and September 30, 1995 are as follows: Trust income declined $.6 million as a result of Lafayette selling its trust business in 1995 and therefore no income was earned in 1996 whereas Hudson United had growth in the trust income for the periods. Service charges on deposit accounts decreased approximatily $.2 million. Other income increased $1.2 million. However, in 1995, HUBCO had realized a $1 million insurance claim settlement associated with the Urban acquisition in the third quarter. Excluding this one-time item in 1995, other income would have increased $2.2 million. This increase is almost entirely attributed to the exporting of late charges on delinquent accounts by

Shoppers Charge, increased merchant discount fee income, and growth in international fee income.

Non-interst expense increased $5.0 million from $69.6 million for the first nine-months of 1995 to $74.6 million for the same period in 1996. However, in connection with the Lafayette acquisition, the Company took restructuring and merger related charges in the second and third quarters resulting in a total charge of $13 million. Excluding these expenses and the one-time SAIF assessment previously discussed, non-interest expense would have been $60.8 million, or a decline of $8.8 million (12.6%). Salaries declined $2.6 million, benefits were down $2.5 million, occupancy was down $.7 million, and equipment expense was down $1.5 million. These reductions are due to the economies realized following the acquisitions of Jefferson, Urban and Growth. In addition, the reductions are also attributable to the sale of the data processing operations previously mentioned. The reduction in deposit and other insurance is due to the reduction in the deposit insurance assesssment rate to the company. The increase in outside services of $1.5 million is primarily attributable to the payments for data processing services to the jointly owned service provider. The increase in the amortization of intangibles of $.5 million is due to the amortization of core deposit intangibles in connection with the acquisition of the CrossLand Savings branch deposits ($.4 million), and the amortization of the intangibles in connection with the Hometown Bancorporation on August 30, 1996. Other expenses decreased $1.4 million.

The Company's effective tax rate for book purposes for the nine-month period ended September 30, 1996, was 37%. This compares with an effective tax rate for the comparable period in 1995 of 25%. The lower tax rate in 1995 was the result of the reversal of tax reserves no longer deemed necessary and the reversal of a portion of Lafayette's valuation allowance. See Results of Operations for the Three Months Ended September 30, 1996 and September 30, 1995.

FINANCIAL CONDITION

Total assets at September 30, 1996, were $2.724 billion, an increase of $282 million or 11.6% over the $2.442 billion at September 30, 1995 (as restated for the Growth and Lafayette poolings). The balances at September 30, 1996 include $197 million in assets from Hometown and $60 million from CrossLand both acquired on a purchase method in 1996. From September 30, 1995 to September 30, 1996, loans increased $175 million to $1.6 billion. Of this increase, approximately $100 million is due to the acquisition of Hometown. The company has experienced internal growth in commercial and industrial loans and commercial mortgage loans with declines in consumer loans where indirect lending is being phased out and in the Shoppers Charge receivables which is seasonal. Deposits increased from $2.1 billion at September 30, 1995, to $2.2 billion at September 30, 1996. The company generally plans for and experiences deposit shrinkage following acquisitions as the rates on deposits of the acquired companies are reduced to rates generally offered by the Company.

The securities portfolios increased from an aggregate $805 million at September 30, 1995, to $842 million at September 30, 1996. The increase was due to the Company's strategy of pre-investing a portion of its securities maturing in late 1996 and early 1997. This strategy also had the effect of increasing borrowings which increased from $109 million at September 30, 1995 to $181 million at September 30, 1996.

Intangibles, net of amortization, increased from $8.1 million to $23.1 million attributable to the $3.0 million premium paid on the $60 million in branch deposits acquired in February, 1996, and $14.6 million in intangibles incurred in connection with the Hometown acquisition on August 30.

Total stockholders' equity at September 30 amounted to $182 million compared with $189.4 million at September 30, 1995, and $195.6 million at December 31, 1995. The decline is attributable to the Company's purchase of 9.5% of the shares of Lafayette and Growth prior to acquisition and due to the change in the unrealized gain/(loss) on securities which changed from an after-tax gain of $1.2 million at September 30, 1995 to an after-tax loss of $.9 million at September 30, 1996, and the purchase of treasury shares which were reissued for the 3% stock dividend issued in November 1996.

On September 30, 1996, the Company issued $75 million in 8.20%, 10-year Subordinated Debt. The all-in effective cost of the debt is 8.39%. The net proceeds of the offering will be used for general corporate purposes, as necessary, and to increase capital levels of the Company and its subsidiaries as my be required for potential acquisitions in the future.

At the end of the reporting period, the Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the company's capital resources or operations. The capital ratios for the Company at September 30, 1996, and the minimum regulatory guidelines for such capital ratios are as follows


                                           Ratios at             Regulatory
                                         September 30, 1996      Guidelines
                                         ------------------      ----------
     Tier I Risk-Based Capital                 9.47%                    6.0%
     Total Risk-Based Capital                 15.46%                   10.0%
     Tier 1 Leverage Ratio                     6.40%                    5.0%


The regulatory guidelines are for qualification as a well-capitalized institution.

PART II. OTHER INFORMATION

Items 1 through 5 are not applicable or the responses are negative

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits - not applicable

(b)   Reports on Form 8-K
---   -------------------

     (1) On August 15, 1996, HUBCO filed a Form 8-K Item 5 (date of earliest event - August 14, 1996), to present the consolidated results of operations for the 30 day period following the Lafayette American Bank & Trust acquisition.

     (2) On August 19, 1996, HUBCO filed a Form 8-KA Item 7 (date of earliest event - July 1, 1996), to make readily available, a copy of Lafayette's unaudited interim financial statements for the period ending June 30, 1996.

     (3) On August 22, 1996, HUBCO filed a Form 8-K Item 5 (date of earliest event - June 28, 1996), to announce the signing of a definitive agreement with UST Bank/Connecticut, a subsidiary of UST Corp. in an all cash transaction. UST Bank/Connecticut will be merged into Lafayette

     (4) On September 18, 1996, HUBCO filed a Form 8-K Item 5 (date of earliest event - September 13, 1996), in connection with the issuance of $75 million of subordinated debt.

     (5) On September 22, 1996, HUBCO filed a Form 8-KA Item 7 (date of earliest event - September 13, 1996), containing exhibits related to the subordinated debt offering.

     (6) On October 22, 1996, HUBCO filed a Form 8-K Item 5 (date of earliest event - October 22, 1996), containing HUBCO's press release announcing third quarter earnings results.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HUBCO, Inc.


November 14, 1996                 /S/ Kenneth T. Neilson
-----------------                 ----------------------
Date                              Kenneth T. Neilson
                                  Chairman, President & Chief Executive Officer


November 14, 1996                 /S/ Christina L. Maier
-----------------                 ----------------------
Date                              Christina L. Maier
                                  Chief Accounting Officer