Form 10-K
period 1996-12-31
HUBCO INC
filed 1997-03-31
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM l0-K

 ---
/X /   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1996


                                       OR

 ---
/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from ______________ to ___________________


                         Commission file number 0-l0699


                                   HUBCO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


           New Jersey                                           22-2405746
 -------------------------------                             -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


         1000 MacArthur Blvd.
          Mahwah, New Jersey                                            07430
---------------------------------------                               ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of March 26, 1997 was $477,151,051.

     The number of shares of Registrant's Common Stock, no par value, outstanding as of March 26, 1997 was 21,522,484.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                       Part(s) Into
              Documents                             Which Incorporated
              ---------                             ------------------

         Annual Report to Shareholders                    Part I
         for the fiscal year ended                        Part II

         December 31, 1996 ("HUBCO's 1996
         Annual Report"), pages 6 through 34

         The Registrant's Proxy Statement in
         connection with the Annual Meeting
         of Shareholders to be held April 18,
         1997 ("HUBCO's Proxy Statement for
         its 1997 Annual Meeting")under the
         captions "Election of Directors",
         "Executive Compensation", "Stock
         Ownership of Management and
         Principal Shareholders",
         "Compensation Committee Interlocks
         and Insider Participation" and
         "Certain Transactions with
         Management". Notwithstanding the
         foregoing, the information contained
         in HUBCO's Proxy Statement for its
         1997 Annual Meeting pursuant to
         Items 402(k) and 402 (1) of
         Regulation S-K is not incorporated
         by reference and is not to be deemed
         part of this report                              Part III

     With the exception of information specifically incorporated by reference, HUBCO's 1997 Annual Report and HUBCO's Proxy Statement for its 1997 Annual Meeting are not to be deemed part of this report.

                                   HUBCO, INC.

                             Form l0-K Annual Report
                   For The Fiscal Year Ended December 31, 1996

                                     PART I

ITEM 1. BUSINESS

     (a) General Development of Business.

     HUBCO, Inc. ("HUBCO" or "Registrant" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). HUBCO was organized under the laws of New Jersey in 1982 by Hudson United Bank ("Hudson United") for the purpose of creating a bank holding company for Hudson United. HUBCO directly owns Hudson United, Lafayette American Bank and Trust Company ("Lafayette" and together with Hudson United, the "Banks") and a brokerage subsidiary, HUB Financial Services, Inc., formerly known as HUB Investment Services, Inc. HUBCO is also the indirect owner, through Hudson United and Lafayette, of two investment subsidiaries and five real estate holding companies. In addition, HUBCO, through Hudson United, holds a 50% interest in a data processing and imaged check processing company. Each of HUBCO's direct and indirect subsidiaries is described in Item 1.

     Recent Growth of HUBCO and Subsidiaries

     On January 31, 1997, the Company privately placed $50.0 million in capital securities pursuant to Rule 144A under the Securities Act of 1933. The 8.98% capital securities represent a preferred beneficial interest in the assets of HUBCO Capital Trust I, a statutory business trust. The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds in 8.98% Junior Subordinated Deferable Interest Debentures to be issued by HUBCO which mature on February 1, 2027. The capital securities have preference over common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation. The $50.0 million will be included in Tier I capital for regulatory purposes, subject to certain limitations, but will be classified as long-term debt for financial reporting purposes.

     The Company's acquisition philosophy is to seek in-market or contiguous market opportunities which can be accomplished with little or no dilution to earnings. From October 1990 through December 1996, the

Company has acquired seventeen institutions, adding to its assets and liabilities a total in excess of $2.7 billion and expanding its branch network from 15 branches to 85 branches. Over $700 million of these assets and liabilities were acquired through government assisted transactions which allowed the Company to reprice deposits, review loans and purchase only those loans which met its underwriting criteria. The balance of the acquisitions were accomplished in traditional negotiated transactions.

Summary of Acquisitions

     The following chart summarizes the acquisitions undertaken by the Company since October 1990. The amounts shown as "Purchase Price" represent either cash paid or the market value of securites issued by HUBCO to the shareholders or owners of the acquired entity:


                                                                                  DEPOSITS           LOANS
                                                GOVERNMENT       PURCHASE         ASSUMED          PURCHASED      BRANCHES
INSTITUTION                                      ASSISTED         PRICE        (IN MILLIONS)     (IN MILLIONS)     ACQUIRED
-----------                                     ----------    ------------     ------------      -------------    ----------
Mountain Ridge State Bank                         Yes         $    325,000         $ 47.0            $ 12.0           1
Meadowlands National Bank                         No          $    415,000         $ 35.5            $ 22.1           3
Center Savings and Loan Association               Yes         $     10,000         $ 89.9            $ 78.6           1
Irving Savings and Loan Association               Yes         $      5,000         $161.1            $ 62.4           5
Broadway Bank and Trust Company                   Yes         $  3,406,000         $345.7            $  9.5           8
Pilgrim State Bank                                No          $  6,000,000         $122.9            $ 46.7           6
Polifly Savings Bank                              Yes         $  6,180,000         $104.4            $   .5           4
Washington Savings Bank                           No          $ 40,500,000         $237.8            $168.5           8
Shoppers Charge Accounts                          No          $ 16,300,000              -            $ 55.6           -
Jefferson National Bank                           No          $  9,700,000         $ 85.0            $ 41.0           4
Urban National Bank                               No          $ 38,200,000         $204.0            $ 90.0           9
Growth Financial Corp                             No          $ 25,600,000         $110.0            $102.0           3
CrossLand Federal Savings Bank                    No          $  3,000,000         $ 60.6               -             3
Lafayette American Bank & Trust                   No          $120,000,000         $647.0            $548.0          19
Hometown Bancorporation, Inc.                     No          $ 31,600,000         $162.0            $ 98.9           2
UST Bank, CT                                      No          $ 13,700,000         $ 95.3            $ 70.1           4
Westport Bancorp, Inc.                            No          $ 67,800,000         $259.0            $183.0           7

     The Company's profitability and its financial condition may be significantly impacted by its acquisition strategy and by the consummation of its recent acquisitions.

     The Company intends to continue to seek acquisition opportunities. There can be no assurance that the Company will be successful in acquiring additional financial institutions or, if additional financial institutions are acquired, that these acquisitions will enhance the profitability of the Company.

     On November 8, 1993, the Company's Board of Directors approved a stock repurchase plan and authorized management to repurchase up to 10% of its outstanding common stock per year. At that time, the Company had approximately 10.6 million shares outstanding (adjusted for the 1995 3-for-2 stock split and all stock dividends). There is no assurance that the Company will purchase the full amount authorized in any year. The acquired shares are to be held in treasury and to be used for stock option and other employee benefit plans, preferred stock conversion, stock dividends or in connection with the issuance of common stock in pending or future acquisitions primarily accounted for under the purchase method of accounting. During 1996, the Company purchased 971,000 shares at an aggregate cost of $19.8 million. Of these treasury shares, 578,000 were reissued in connection with the 3% stock dividend payable November 15, 1996, and 383,000 were reissued in connection with acquisitions during 1996.

     Other Subsidiaries

     In 1983, HUBCO formed a directly owned subsidiary called HUB Financial Services, Inc. which was, in 1995, a wholly owned data processing subsidiary. On November 6, 1995, HUBCO sold 50% of the stock in HUB Financial Services, Inc. to United National Bank. HUBCO simultaneously made a capital contribution of the remaining 50% to Hudson United Bank. The joint venture is operating pursuant to the provisions of the Bank Service Corporation Act. Simultaneously with the sale of 50% to United National Bank, the name of HUB Financial Services, Inc. was changed to United Financial Services, Inc.("UFS"). UFS provides data processing and imaged check processing services to both of its owner banks and to Lafayette.

     As of December 31, 1996 $409,680,433 of Hudson United's investment portfolio is owned and managed by a subsidiary company, Hendrick Hudson Corp. of New Jersey. This subsidiary was established in 1987 to operate as an investment company under state law.

     In February, 1995 HUBCO established a directly owned subsidiary called HUB Investment Services, Inc. This wholly owned subsidiary provides full brokerage services and products including mutual funds and annuities through an agreement with BFP Financial Partners, Inc. which is a subsidiary of Legg Mason, Inc. During 1996, HUBCO filed to change the name of the company to HUB Financial Services, Inc. HUB Financial Services, Inc. has obtained a series of insurance licenses and sells insurance products.

     Hudson United Bank owns several real estate holding companies. Lafayette Development Corp. was incorporated by Hudson United Bank and is presently inactive. JNB Holdings, Inc. was created by Jefferson National Bank and holds title to OREO properties upon which Jefferson National Bank had foreclosed. UNB Holdings, Inc. was created by Urban National Bank and holds title to OREO properties upon which Urban National Bank had foreclosed. Sole ownership of JNB Holdings and UNB Holdings passed to Hudson United Bank upon merger of the respective predecessor banks into Hudson United Bank.

     Lafayette owns two real estate holding companies. AMBA Realty Corporation and AMBA II Realty Corporation were incorporated by Lafayette for the purpose of holding, developing and disposing of properties obtained through foreclosure proceedings. Lafayette also owns LAI Company, which was incorporated for the purpose of investing in the common stock of other Connecticut-based financial institutions and is currently inactive.

     Unionization of Hudson United Bank

     Hudson United Bank is administratively divided into four administrative regions: the Bergen, Hudson, Passaic and Essex regions. Eleven branches, primarily in the Hudson region, of Hudson United Bank are unionized. Local 153 of the Office and Professional Employees International Union represents the bank's clerical staff in the bargaining unit. Effective March 1, 1996 a three-year collective bargaining agreement was negotiated which provided for a modest increase in wages, increased employee contributions towards the cost of providing health care benefits and consolidation of all bargaining unit jobs into one job description. These eleven branches operate as an open shop and approximately 64% of the employees in these branches are members of the union. The collective- bargaining agreement expires February 28, 1999.

     Regulatory Matters

     There are a variety of statutory and regulatory restrictions governing the relations among HUBCO and its subsidiaries:

     Capital Adequacy Guidelines and Deposit Insurance

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized", and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

     The regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (I) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as "adequately capitalized" if it (I) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least
4.0 percent, or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of "well capitalized". An institution will be classified as "undercapitalized" if it (I) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent, or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as "significantly undercapitalized" if it (I) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

     As of December 31, 1996, Hudson United Bank had a risk weighted capital ratio of 11.76% and a leverage capital ratio of 6.79% and Lafayette had a risk weighted capital ratio of 11.31% and a leverage capital ratio of 8.54%. These ratios exceed the requirements to be considered a well capitalized institution under the FDIC regulations. See also "Management's

Discussion and Analysis of Financial Condition and Results of Operation - Capital".

     Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with that category. A minimum risk-based capital to risk based assets ratio of 8.00% must be attained. At least one half of an institution's total risk based capital must consist of Tier 1 capital, and the balance may consist of Tier 2, or supplemental capital. Tier 1 capital consists primarily of common stockholder's equity along with preferred or convertible preferred stock, minus goodwill. Tier 2 capital consists of an institution's allowance for loan and lease losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for loan and lease losses which is considered Tier 2 capital is limited to l.25% of an institution's risk-based assets. As of December 31, 1996, HUBCO's total risk-based capital ratio was 14.08%, consisting of a Tier 1 ratio of 8.55% and a Tier 2 ratio of 5.53%. Both ratios exceed the requirements under these regulations.

     In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier l capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-to-200 basis points above the 3% minimum. As of December 31 1996, HUBCO had a leverage capital ratio of 5.71%.

     Hudson United and Lafayette are each members of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("Oakar deposits"). Hudson United has approximately $115.2 million of deposits at December 31, 1996 with respect to which Hudson United pays SAIF insurance premiums.

     For the first three quarters of 1995, both SAIF-member and BIF-member institutions paid deposit insurance premiums based on a schedule from $0.23 to $0.31 per $100 of deposits. In August, 1995, the FDIC , in anticipation of the BIF's imminent achievement of a required 1.25% reserve ratio, reduced the deposit insurance premium rates paid by BIF-insured banks from a range of $0.23 to $0.31 per $100 of deposits to a range of $0.04 to $0.31 per $100 of deposits. The new rate schedule for the BIF was made effective June 1, 1995. On November 14, 1995, the FDIC voted to reduce annual assessments for the semi-annual period beginning January 1, 1996 to the legal minimum of $2,000 for BIF insured institutions, except for institutions that are not well capitalized and are assigned to the higher supervisory risk categories.

     The Economic Growth and Regulatory Reduction Act of 1996 (the "1996 Act"), signed into law on September 30, 1996, included the Deposit Insurance Funds Act of 1996 (the "Funds Act") under which the FDIC was required to impose a special assessment on SAIF assessable deposits to recapitalize SAIF. As a result of the Funds Act, HUB paid a special assessment of $825,000 for its SAIF deposits, which it accrued in the third quarter of 1996. Under the Funds Act, the FDIC also will charge assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corporation ("FICO") bonds until January 1, 2000, at which time the assessment will be equal. A FICO rate of approximately 1.29 basis points will be charged on BIF deposits, and approximately 6.44 basis points will be charged on SAIF deposits. The 1996 Act instituted a number of other regulatory relief provisions.

     Restrictions on Dividend Payments

     The holders of HUBCO Common Stock are entitled to receive dividends, when, as and if declared by the Board of Directors of HUBCO out of funds legally available, subject to the preferential dividend rights of any preferred stock that may be outstanding from time to time.

     The only statutory limitation is that such dividends may not be paid when HUBCO is insolvent. Because funds for the payment of dividends by HUBCO come primarily from the earnings of HUBCO's bank subsidiaries, as a practical matter, restrictions on the ability of Hudson United and Lafayette to pay dividends act as restrictions on the amount of funds available for the payment of dividends by HUBCO.

     As a New Jersey chartered commercial bank, Hudson United is subject to the restrictions on the payment of dividends contained in the New Jersey Bank Act("NJBA"). Under the NJBA, Hudson United may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. Under the Banking Law of Connecticut (the "BLC"), Lafayette may pay dividends only from its net profits, and the total of all dividends in any calendar year may not

(unless specifically approved by the Connecticut Commissioner of Banking) exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct which, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of dividends or other distributions by Hudson United or Lafayette to HUBCO constitutes an unsafe or unsound practice.

     HUBCO is also subject to Federal Reserve Bank ("FRB") policies which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment which would reduce a holding company's capital below these minimum amounts. At December 31, 1996, Hudson United had $109.9 million available and Lafayette had $13.7 million available for the payment of dividends to HUBCO. At December 31, 1996, HUBCO had $83.5 million available for shareholder dividends, the payment of which would not reduce any of its capital ratios below the minimum regulatory requirements.

     Restrictions on Transactions Between HUBCO and its Banking Subsidiaries

     The Banking Affiliates Act of 1982, as amended, severely restricts loans and extensions of credit by the Banks to HUBCO and HUBCO affiliates (except affiliates which are banks). In general, such loans must be secured by collateral having a market value ranging from 100% to 130% of the loan, depending upon the type of collateral. Furthermore, the aggregate of all loans from each of the Banks to HUBCO and its affiliates may not exceed 20% of that Bank's capital stock and surplus and, singly to HUBCO or any affiliate, may not exceed 10% of each Bank's capital stock and surplus. Similarly, the Banking Affiliates Act of 1982 also restricts the Banks in the purchase of securities issued by, the acceptance from affiliates of loan collateral consisting of securities issued by, the purchase of assets from, and the issuance of a guarantee or standby letter- of-credit on behalf of, HUBCO or any of its affiliates.

     Holding Company Supervision

     Under the Bank Holding Company Act, HUBCO may not acquire directly or indirectly more than 5 percent of the voting shares of, or substantially all of the assets of, any bank without the prior approval of the Federal Reserve Board.

     In general, the Federal Reserve Board, under its regulations and the Bank Holding Company Act, regulates the activities of bank holding companies and non-bank subsidiaries of banks. The regulation of the activities of banks, including bank subsidiaries of bank holding companies, generally has been left to the authority of the supervisory government agency, which for Hudson United is the FDIC and the New Jersey Department of Banking (the "NJDOB"), and for Lafayette is the FDIC and the Connecticut Department of Banking (the "CTDOB").

     Interstate Banking Authority

     The Riegle-Neale Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") significantly changed interstate banking rules. Pursuant to the Interstate Banking and Branching Act, a bank holding company is able to acquire banks in states other than its home state beginning September 29, 1995, regardless of applicable state law.

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

     On April 17, 1996, New Jersey enacted legislation to opt-in with respect to earlier interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state.

     In 1995, Connecticut enacted legislation to opt-in with respect to earlier interstate banking and branching and the entry into Connecticut of foreign country banks. Connecticut authorizes de novo branching into the state only if the laws of the home state of the out-of-state bank are reciprocal in that respect.

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

     (c) Narrative Description of Business.

     HUBCO exists primarily to hold the stock of its subsidiaries. During most of 1996, HUBCO had three directly-owned subsidiaries -- Hudson United, Lafayette and HUB Financial Services. In addition, HUBCO, through Hudson United, indirectly owns four additional subsidiaries and through Lafayette, indirectly owns three additional subsidiaries. The historical growth of, and regulations affecting, each of HUBCO's direct and indirect subsidiaries is described in Item 1(a) above, which is incorporated herein by reference.

     HUBCO is a legal entity separate from its subsidiaries. The stock of the Banks is HUBCO's principal asset. Dividends from Hudson United and Lafayette are the primary source of income for HUBCO. As explained above in Item 1(a), legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Banks to HUBCO.

     Hudson United currently maintains its executive offices in Mahwah, New Jersey. At December 31, 1996, Hudson United operated 58 offices primarily in eight northern New Jersey counties. These offices are located in the northern New Jersey counties of Bergen, Essex, Hudson, Morris, Passaic, Middlesex, Somerset and Union. Lafayette maintains its executive offices in Bridgeport, Connecticut. At December 31, 1996, Lafayette operated 27 offices in the southwestern Connecticut counties of New Haven and Fairfield. In April 1994, HUBCO purchased a 64,350 square foot building in Mahwah, New Jersey to house the executive offices of HUBCO and the Company's data processing subsidiary (now a joint venture), which services the Banks' data processing and check processing needs and offers its services to smaller banks in the Connecticut, New York and New Jersey area.

     At December 31, 1996, HUBCO through its subsidiaries had deposits of $2.59 billion, net loans of $1.85 billion and total assets of $3.12 billion. HUBCO ranked 3rd among commercial banks and bank holding companies headquartered in New Jersey in terms of asset size.

     Each Bank is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character, including imaged checking, savings, and time deposit accounts, 24-hour telephone banking, trust services, safe deposit boxes, secured and unsecured personal and commercial loans, residential and commercial real estate loans, and international services including import and export needs, foreign currency purchases and letters of credit. The Banks' deposit accounts are competitive in the current environment and include money market accounts and a variety of interest-bearing transaction accounts. In the lending area, each Bank primarily engages in consumer lending, commercial lending and real estate lending activities.

     Hudson United and Lafayette offer a variety of trust services. At December 31, 1996, Hudson's Trust Department had approximately $222.0 million of assets under management or in its custodial control and Lafayette's Trust Department had approximately $560.5 million of assets under management or in its custodial control.

     There are numerous commercial banks headquartered in New Jersey and Connecticut, which compete in the market areas serviced by HUBCO. In addition, large out-of-state banks compete for the business of New Jersey and Connecticut residents and businesses located in HUBCO's primary market. A number of other depository institutions compete for the business of individuals and commercial enterprises in New Jersey and Connecticut including savings banks, savings and loan associations, brokerage houses, financial subsidiaries of other industries and credit unions. Other financial institutions, such as mutual fund companies, consumer finance companies, factoring companies, and insurance companies, also compete with HUBCO for loans or deposits. Competition for depositors' funds, for creditworthy loan customers and for trust business is intense.

     Despite intense competition with institutions commanding greater financial resources, the Banks' have been able to attract deposits and extend loans. While each Bank may not exceed fifteen percent of its capital in a loan to a single borrower, the Bank's have a "house limit" significantly below that level. Each bank has, on occasion, arranged for participation by other banks in larger loan accommodations.

     Hudson United and Lafayette each has focused on becoming an integral part of the community it serves. Officers and employees are incented to meet the needs of their customers and the needs of the local communities served.

     HUBCO and its subsidiaries had 827 full-time employees and 191 part-time employees as of December 31, 1996, compared to 967 full-time and 233 part-time employees at the end of 1995, as restated to reflect the institutions acquired and accounted for under the pooling of interests method.

     (d) Financial Information about foreign and domestic operations and export sales.

     Not Applicable

     (e) Executive Officers of the Registrant

     The following table sets forth certain information as to each executive officer of HUBCO who is not a director.

Name, Age and
Position with                  Officer of       Principal Occupation
   HUBCO                       HUBCO Since      During Past Five Years
--------------                 -----------      -------------------------------
D. Lynn Van Borkulo-              1988          Executive Vice President, HUBCO
Nuzzo, 48                                       and Hudson United,
                                                Corporate Secretary, HUBCO.

James Liccardo, 52                1996          First Senior Vice President
                                                Retail Lending.

Karen Foley, 49                   1996          First Senior Vice President and
                                                Director of Human Resources of
                                                Hudson United.

Christina L. Maier, 43            1987          Assistant Treasurer of HUBCO and
                                                Senior Vice President and
                                                Controller of Hudson United.

John F. McIlwain, 59                            President and Chief Executive
                                                Officer Lafayette American Bank
                                                and Trust

     (f) Statistical Disclosure Required Pursuant to
         Securities Exchange Act, Industry Guide 3.

     The statistical disclosures for a bank holding company required pursuant to Industry Guide 3 are contained on the following pages of this Report on Form 10-K (Item I disclosures are contained on page 5 of HUBCO's 1996 Annual Report):

                                                                     PAGES(S) OF
                                     ITEM OF GUIDE 3                 THIS REPORT
                                     ---------------                 -----------

 II.  Investment Portfolio ........................................      16

III.  Loan Portfolio ..............................................   17-19

 IV.  Summary of Loan Loss Experience .............................   20-22

  V.  Deposits ....................................................      23

 VI.  Return on Equity and Assets .................................      24

VII.  Short-Term Borrowings .......................................   25-26

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM II

                              INVESTMENT PORTFOLIO

                    Book Value at End of Each Reported Period

                                                     December 31
                                     ------------------------------------------
                                       1996             1995             1994
                                     --------         --------         --------
                                            (In Thousands of Dollars)

U.S. Treasury and Other U.S.
  Government Agencies and
  Corporations                       $862,913         $761,376         $872,826
State and Political Subdivisions       11,579           10,115           35,185
Other Securities                        4,385           16,627           21,313
Common Stock                           57,529            8,320             --
                                     --------         --------         --------
                   TOTAL             $936,406         $796,438         $929,324
                                     ========         ========         ========

     Maturities and Weighted Average Yield at End of Latest Reporting Period

                                                                    MATURING

                                                       After One But       After Five But
                              Within One Year       Within Five Years      Within Ten Years     After Ten Years
                            -------------------     -----------------     -----------------    -----------------
                             Amount       Yield      Amount    Yield       Amount     Yield     Amount    Yield
                            --------      -----     --------   -----       -------    -----    --------   ------
U.S. Treasury
and other
U.S. Government
Agencies and
Corporations                $ 88,582       6.63%    $565,513    6.38%      $76,857    7.17%    $131,959    6.72%
States and Political
Subdivisions                  10,964       5.32           --      --            --      --          615    9.06
Other Securities               2,820       8.96          800    7.13           767    4.68           --      --
Common Stock                  57,529       4.12           --      --            --      --           --      --
                            --------                --------               -------             --------
     TOTAL                  $159,895      5.68%     $566,313    6.38%      $77,624    7.14%    $132,574    6.73%
                            ========                ========               =======             ========

     Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO

                                                  Types of Loans At End of Each Reported Period
                                  ---------------------------------------------------------------------------
                                                                   December 31
                                     1996               1995           1994           1993            1992
                                  ----------         ----------     ----------     ----------      ----------
Commercial, Financial,
  and Agricultural                $  482,064         $  416,726     $  401,788     $  413,974      $  423,530

Real Estate -
  Construction                        25,080             30,186         20,323         19,928          27,751

Real Estate -
  Mortgage                         1,206,300          1,055,071        995,921        753,042         800,052

Installment                          170,911            150,039        151,027        116,453         122,298
                                  ----------         ----------     ----------     ----------      ----------

     TOTAL                        $1,884,355         $1,652,022     $1,569,059     $1,303,397      $1,373,631
                                  ==========         ==========     ==========     ==========      ==========

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1996. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.


                                     Maturities and Sensitivity to Changes in Interest Rates

                                                          MATURING
                                 --------------------------------------------------------------
                                                  After One           After
                                 Within           But Within          Five
                                 One Year         Five Years          Years             Total
                                 --------          --------           -------          --------
Commercial, Financial,
   and Agricultural              $403,075          $ 60,711           $18,278          $482,064

Real Estate Construction           23,861             1,036               183            25,080

Real Estate - Mortgage            304,576           114,265            60,725           479,566
                                 --------          --------           -------          --------

        TOTAL                    $731,512          $176,012           $79,186          $986,710
                                 ========          ========           =======          ========


                                                    INTEREST SENSITIVITY
                                                ----------------------------
                                                  Fixed             Variable
                                                  Rate                Rate
                                                --------             -------
     Due After One But Within Five Years        $ 99,201             $76,811

     Due After Five Years                         79,082                 104
                                                --------             -------

        TOTAL                                   $110,459             $25,194
                                                ========             =======

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO

                                                       Nonaccrual, Past Due and Restructured Loans
                                     ------------------------------------------------------------------------------
                                                                   December 31

                                       1996              1995             1994              1993              1992
                                     -------           -------          -------           -------           -------
                                                         (In Thousands of Dollars)
Loans accounted for on
  a nonaccrual basis                 $29,029           $23,700          $35,043           $56,809           $25,965

Loans contractually past
  due 90 days or more as
  to interest or principal
  payments                             8,531             6,221            3,670             5,124             5,134

Loans whose terms have been
  renegotiated to provide a
  reduction or deferral of
  interest or principal
  because of a deterioration
  in the financial position
  of the borrower                      2,779             1,879            6,528            16,759             8,597







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

     At December 31, 1996 and 1995, there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. of Guide 3.

     Recognition of interest on the accrual method is discontinued based on contractual delinquency and when timely payment is not expected. A nonaccrual loan is not returned to an accrual status until interest is received on a current basis and other factors indicate collection is no longer doubtful.

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE

The following is a summary of the activity in the allowance for possible loan losses, broken down by loan category:

                                                                                    Year Ended December 31
                                                            ---------------------------------------------------------------------
                                                               1996            1995         1994           1993          1992
                                                            ----------      ----------   ----------     ----------    ----------
Amount of Loans Outstanding at End of Year                  $1,884,355      $1,652,022   $1,569,059     $1,303,397    $1,373,631
                                                            ==========      ==========   ==========     ==========    ==========

Daily Average Amount of Loans                               $1,723,335      $1,590,663   $1,405,759     $1,349,440    $1,384,978
                                                            ==========      ==========   ==========     ==========    ==========

Balance of Allowance for Possible
  Loan Losses at Beginning of Year                          $   30,105      $   30,958   $   33,463     $   32,809    $   28,638
Loans Charged Off:
  Commercial, Financial and Agricultural                        (6,477)         (5,503)      (7,099)        (7,418)      (17,180)
  Real Estate - Construction                                        --             (75)        (474)          (482)          (62)
  Real Estate - Mortgage                                        (4,580)         (6,055)     (12,247)       (16,566)       (5,949)
  Installment                                                   (3,164)         (1,535)        (776)        (2,233)       (2,094)
  Lease Financing                                                   --              --          (13)          (122)         (355)
                                                            ----------      ----------   ----------     ----------    ----------

Total Loans Charged Off                                        (14,221)        (13,168)     (20,609)       (26,821)      (25,640)
                                                            ----------      ----------   ----------     ----------    ----------

Recoveries of Loans Previously Charged Off:
  Commercial, Financial and Agricultural                           469             926        1,766            818         1,092
  Real Estate-Construction                                          --              40           17             --            --
  Real Estate-Mortgage                                             776           1,182          442            604           305
  Installment                                                    1,071             553          377            436           436
  Lease Financing                                                   --              10           41             82           158
                                                            ----------      ----------   ----------     ----------    ----------
Total Recoveries                                                 2,316           2,711        2,643          1,940         1,991
                                                            ----------      ----------   ----------     ----------    ----------
Net Loans Charged Off                                          (11,905)        (10,457)     (17,966)       (24,881)      (23,649)
                                                            ----------      ----------   ----------     ----------    ----------
Provision Charged to Expense                                    12,295           9,515        9,309         31,917        26,320
Additions Acquired Through Acquisitions                          4,658              --        4,717           400          1,500
Other                                                               --              89        1,435        (6,782)            --
                                                            ----------      ----------   ----------     ----------    ----------
Balance at End of Year                                      $   35,153      $   30,105   $   30,958     $   33,463    $   32,809
                                                            ==========      ==========   ==========     ==========    ==========

Ratios
   Net Loans Charged Off to
    Average Loans Outstanding                                      .69%            .66%        1.28%          1.84%         1.71%
Allowance for Possible Loan
    Losses to Average Loans
    Outstanding                                                   2.04%           1.89%        2.20%          2.48%         2.37%

Management formally reviews the loan portfolio and evaluates credit risk on at least a quarterly basis throughout the year. Such review takes into consideration the financial condition of the borrowers, fair market value of collateral, level of delinquencies, historical loss experience by loan category, industry trends, and the impact of local and national economic conditions.

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE

                  ALLOWANCE FOR POSSIBLE LOAN LOSSES ALLOCATION

                   December 31, 1996              December 31, 1995              December 31, 1994
                   -----------------------        ------------------------       ------------------------
                               % of Loans         % of Loans                     % of Loans
                               In Each            In Each                        In Each
                               Category To                     Category To                    Category To
                   Amount      Total Loans        Amount       Total Loans       Amount       Total Loans
                   ------      -----------        ------       -----------       ------       -----------
Balance at end of
period applicable
to domestic loans:

Commercial
Financial and
Agricultural       $11,454         25.6%          $14,604          25.2%         $17,072         25.6%

Real Estate --
Construction           188          1.3               252           1.8              375          1.3

Real Estate --
Mortgage            10,535         64.0             6,563          63.9            5,912         63.5

Installment          2,885          9.1             2,197           9.1            2,603          9.6

Unallocated         10,091                          6,489                          4,996
                   -------        ------          -------         ------         -------        ------
TOTAL              $35,153        100.00%         $30,105         100.00%        $30,958        100.00%


                    December 31, 1993               December 31,1992
                    -------------------------       ------------------------
                    % of Loans                      % of Loans
                    In Each                         In Each
                                  Category To                   Category to
                    Amount        Total Loans       Amount      Total Loans
                    ------        -----------       ------      -----------
Balance at end of
period applicable
to domestic loans:

Commercial
Financial and
Agricultural        $22,522          31.8%          $18,466          30.8%

Real Estate --
Construction            909           1.5             1,149           2.0

Real Estate --
Mortgage              5,272          57.8             6,728          58.3

Installment           1,942           8.9             2,467           8.9

Unallocated           2,818                           3,999
                    -------        ------           -------        ------
TOTAL               $33,463        100.00%          $32,809        100.00%

The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the date indicated.


                                      -22a-

                          HUBCO, Inc. and Subsidiaries

                             S.E.C. GUIDE 3 - ITEM V

                                    DEPOSITS

The following table sets forth average deposits and average rates for each of the years indicated.

                                                Year Ended December 31,
                         -------------------------------------------------------------------------
                               1996                          1995                     1994
                         ------------------          ------------------         ------------------
                         Amount       Rate           Amount       Rate          Amount       Rate

                                                (In Thousands of Dollars)
Domestic Bank Offices:

Non-interest-bearing
 demand deposits         $  524,017                  $  487,031                $  455,000

Interest-bearing
 demand deposits            455,882    2.10%            413,185    2.50%          414,467     2.21%

Savings deposits            634,579    2.10             689,277    2.45           776,485     2.40
Time deposits               805,948    4.94             768,253    4.49           610,261     3.28
                         ----------                  ----------                ----------

       TOTAL             $2,420,426                  $2,357,746                $2,256,213
                         ==========                  ==========                ==========



Maturities of certificates of deposit and other time deposits of $100,000 or more issued by domestic offices, outstanding at December 31, 1996 are summarized as follows:

                             Time Certificates        Other Time
                                 of Deposit            Deposits          Total
                             ------------------       -----------      ---------
                                              (In Thousands of Dollars)

3 months or less                  $ 91,316               $ --           $ 91,316
Over 3 through 6 months              9,312                 --              9,312
Over 6 through 12 month              8,007                 --              8,007
Over 12 months                       4,308                 --              4,308
                                  --------               ----           --------
TOTAL                             $112,943               $              $112,943
                                  ========               ====           ========

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM VI

                          RETURN ON EQUITY AND ASSETS

                                          Year Ended December 31,
                                      ---------------------------------
                                       1996         1995         1994
                                       ----         ----         ----

Return on Average Assets               0.76%        1.27%         0.91%

Return on Average Equity              10.44         17.31        15.77

Common Dividend Payout Ratio          73.12         40.28        34.31

Average Equity to Average
 Assets Ratio                          7.25          7.35         5.79

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

                                  Federal Funds
                                  Purchased and
                                  Securities Sold
                                  Under Agreement                Other Short-
                                  to Repurchase                  Term Borrowings
                                  -------------                  ---------------
                                            (In Thousand of Dollars)

Year ended December 31:

         1996                         $ 74,411                      $113,568
         1995                           45,858                        17,124
         1994                           87,317                        33,777

Weighted average interest
rate at year end:

         1996                             4.80%                         6.05%
         1995                             5.29                          5.79
         1994                             4.89                          5.81

Maximum amount outstanding
at any month's end:

         1996                         $100,049                      $126,653
         1995                          175,604                        35,096
         1994                          125,554                        42,680

Average amount outstanding
during the year:

         1996                         $ 87,336                      $ 48,205
         1995                          100,327                        18,229
         1994                           59,636                        33,400

                                  Federal Funds
                                  Purchased and
                                  Securities Sold
                                  Under Agreement                Other Short-
                                  to Repurchase                  Term Borrowings
                                  -------------                  ---------------

Weighted average interest
rate during the year:

         1996                          4.76%                           4.30%
         1995                          5.47                            5.97
         1994                          3.51                            4.42


ITEM 2. PROPERTIES

The corporate headquarters of HUBCO is located in a three story facility in Mahwah, New Jersey. The building is approximately 64,350 square feet and houses the executive offices of the Company and its subsidiaries. The main office of Hudson United is located in the former corporate headquarters, a four story facility in Union City, New Jersey, which is owned by Hudson United. Hudson United occupies 57 additional branch offices, of which 31 are owned and 27 are leased. Lafayette's main office is located in a leased facility in Bridgeport, Connecticut. Lafayette occupies 26 additional branch offices, of which 4 are owned and 22 are leased.

Of the 50 properties leased, 31 have renewal options for terms of five to fifteen years. The remaining 19 locations have expiration dates ranging from 1997-2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Shareholders of HUBCO during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     As of December 31, 1996, HUBCO had approximately 3,475 shareholders.

     HUBCO's common stock is listed on the Nasdaq National Market. The following represents the high and low sale prices from each quarter during the last two years. The numbers have been restated to reflect a 3 for 2 stock split effective January 14, 1995 and all stock dividends.

                                       1996
                               ------------------------
                                High              Low
                               ------            ------
1st Quarter                    $21.97            $18.87
2nd Quarter                     21.12             17.84
3rd Quarter                     21.00             19.17
4th Quarter                     24.87             20.15

                                        1995
                               ------------------------
                                High              Low
                               ------            -------
1st Quarter                    $16.87            $14.24
2nd Quarter                     17.48             15.02
3rd Quarter                     20.51             16.75
4th Quarter                     21.48             18.69

     The following table shows the per share quarterly cash dividends paid upon the common stock over the last two years, restated to give retroactive effect to stock dividends.

                   1996                               1995
                   ----                               ----

     March 1                 $0.165       March 1                 $0.145
     June 1                   0.165       June 1                   0.145
     September 1              0.165       September 1              0.145
     December 1               0.190       December 1               0.145

     Dividends are generally declared within 30 days prior to the payable date, to stockholders of record l0-20 days after the declaration date.

ITEM 6. SELECTED FINANCIAL DATA
        (In Thousands Except For Per Share Amounts)

     Reference should be made to pages 4-5 of this Report on Form 10-K for a discussion of recent acquisitions which affect the comparability of the information contained in this table.


                                 1996              1995            1994              1993             1992
                                 ----              ----            ----              ----             ----
Net Interest Income             $131,354         $133,211         $117,803           $98,757          $96,597

Provision for Loan Losses         12,295            9,515            9,309            31,917           26,320

Net Income                        21,497           34,565           23,388           (6,008)            8,484

Per Share Data(1)
  Net Income - Fully
    Diluted                         0.93             1.44             1.02            (0.32)             0.58
Cash Dividends - Common             0.68             0.58             0.35             0.30              0.26

Balance Sheet Totals:
  Total Assets-12/31           3,115,687        2,778,416        2,770,667         2,322,713        2,219,105
  Long Term Debt-12/31           100,000           25,000           25,000                 -                -
  Average Equity -
    for year                     205,927          199,721          148,273           120,037          112,085
  Average Assets -
    for year                   2,838,854        2,716,612        2,561,466         2,266,235        2,231,070

(1) Per share data is adjusted retroactively to reflect a 10% stock dividend paid November 15, 1991 to stockholders of record on November 6, 1991, a 10% stock dividend paid June 1, 1993 to stockholders of record on May 11, 1993, a 3 for 2 stock split payable January 14, 1995 to record holders of HUBCO Common Stock on January 3, 1995 and a 3% stock dividend paid November 15, 1996 to stockholders of record on November 4, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     HUBCO's 1996 Annual Report contains on pages 6 through 17 the information required by Item 7 and that information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     HUBCO's 1996 Annual Report contains on pages 18 through 34 the information required by Item 8 and that information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     HUBCO's Proxy Statement for its 1997 Annual Meeting under the caption "Election of Directors", contains the information required by Item 10 with respect to directors of HUBCO and certain information with respect to executive officers and that information is incorporated herein by reference. Certain additional information regarding executive officers of HUBCO, who are not also directors, appears under subsection (e) of Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     HUBCO's Proxy Statement for its 1997 Annual Meeting contains, under the caption "Executive Compensation", and under the caption "Compensation Committee Interlocks and Insider Participation", the information required by Item 11 and that information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     HUBCO's Proxy Statement for its 1997 Annual Meeting contains, under the caption "Stock Ownership of Management and Principal Shareholders", the information required by Item 12 and that information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     HUBCO's Proxy Statement for its 1997 Annual Meeting under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management", contains the information required by Item 13 and that information is to be incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a) (1) & (2)      List of Financial Statements and Financial
                   Statement Schedules

                   The below listed consolidated financial statements and report of independent public accountants of HUBCO, Inc. and subsidiaries, included in HUBCO's 1996 Annual Report are incorporated by reference in Item 8:

                   Report of Independent Public Accountants

                   Consolidated Balance Sheets at
                        December 31, 1996 and 1995

                   Consolidated Statements of Income for the Years
                        Ended December 31, 1996, 1995 and 1994

                   Consolidated Statements of Changes in Stockholders'
                        Equity for the Years Ended December 31, 1996, 1995 and 1994

                   Consolidated Statements of Cash Flows for the Years
                        Ended December 31, 1996, 1995 and 1994

                   Notes to Consolidated Financial Statements

     Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)      (3)     Exhibits

         List of Exhibits

         (3a) The Restated Certificate of Incorporation of HUBCO, Inc. filed January 31, 1997.

         (3b)    The By-Laws of HUBCO, Inc.

         (4a) Indenture dated as of January 14, 1994 between HUBCO, Inc. and Summit Bank as Trustee for $25,000,000 7.75%
                 Subordinated Debentures due 2004. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit (4))

         (4b) Indenture dated as of September 13, 1996 between HUBCO, Inc. and Summit Bank as Trustee for $75,000,000 8.20% Subordinated Debentures due 2006. (Incorporated by reference from the Company's Current Report on Form 8-K dated September 16, 1996.)

         (4c) Indenture dated January 31, 1997 between HUBCO, Inc. And the Bank of New York as Trustee for $50,000,000 8.98% Junior Subordinated Debentures due February 1, 2027. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1997.)

         (10a) Agreement and Plan of Merger dated as of February 5, 1996, between HUBCO, Inc. and Lafayette American Bank and Trust Company.(Incorporated by reference from the Company's Current Report on Form S-4 dated March 19, 1996.)

         (10b) Stock Option Agreement dated as of February 5, 1996, between HUBCO, Inc. and Lafayette American Bank and Trust Company. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 6, 1996.)

         (10c) Agreement and Plan of Merger dated as of April 28, 1996, between HUBCO, Inc., Hudson United Bank, Lafayette American Bank and Trust, Hometown Bancorporation, Inc. and The Bank of Darien. (Incorporated by reference from the Company's Current Report on Form 8-K dated May 2, 1996.)

         (10d) Stock Option Agreement dated as of April 28, 1996, between HUBCO, Inc. and Hometown Bancorporation, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 6, 1996.)

         (10e) Agreement and Plan of Merger dated as of June 21, 1996, between HUBCO, Inc. Hudson United Bank, Lafayette American Bank and Trust, Westport Bancorp, Inc. and The Westport Bank & Trust Company (Incorporated by reference from the Company's Current Report on Form 8-K dated July 2, 1996.)

         (10f) Stock Option Agreement dated as of June 21, 1996, between HUBCO, Inc. and Westport Bancorp, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated July 2, 1996.)

         (10g) Change in Control, Severance and Employment Agreement with Kenneth T. Neilson dated January 1, 1997.

         (10h)   Change in Control, Severance and Employment Agreement with
                 D. Lynn Van Borkulo-Nuzzo  dated January 1, 1997.

         (10i) Change in Control, Severance and Employment Agreement with John F. McIlwain dated January 1, 1997.

         (10j) Change in Control, Severance and Employment Agreement with Karen Foley dated January 1, 1997.

         (10k) HUBCO Supplemental Employees' Retirement Plan dated January 1, 1996.

         (10l) Collective Bargaining Agreement with Local 153 of the Office and Professional Employees International Union, dated March 1, 1996. (Incorporated by reference from the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 1995, Exhibit.)

         (10m) HUBCO, Inc. Directors Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibit)

         (10n) Agreement and Plan of Merger dated as of August 18, 1995 among HUBCO, Inc., Hudson United Bank, Growth Financial Corp and Growth Bank. (Incorporated by reference from the Company's Current Report on Form 8-K filed August 24, 1995.)

         (10o) Agreement and Plan of Merger dated August 15, 1996, between HUBCO, Inc., Lafayette American Bank and Trust, UST Corp. and UST Bank/Connecticut (Incorporated by reference from the Company's Current Report on Form 8-K filed August 22, 1996.)

         (13) Those portions of HUBCO's 1996 Annual Report which are incorporated by reference into this 10-K.

         (22)    List of Subsidiaries.

         (27)    Financial Data Schedule.

(b)      Reports on Form 8-K

         On October 22, 1996, HUBCO filed a Form 8-K Item 5 as amended on October 28, 1996(date of earliest event - October 22, 1996), containing HUBCO's press release announcing third quarter earnings results.

         On November 4, 1996, HUBCO filed a Form 8-K Item 7(date of earliest event - November 4, 1996), containing reproductions of the text, without exhibits, of documents initially filed with the Commission by Westport Bancorp, Inc.

         On December 6, 1996, HUBCO filed a Form 8-K Item 5 (date of earliest event - November 22, 1996), containing HUBCO's press release announcing that on November 22, 1996, Hudson United sold the deposits and certain loans from its Kinnelon Branch to the Ramapo Bank, and on November 29, 1996 Lafayette consummated its previously announced acquisition of UST Bank/Connecticut from UST Corp.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HUBCO, INC.

                                              By: /s/ KENNETH T. NEILSON
                                                  -----------------------
                                                  Kenneth T. Neilson
                                                  Chairman of the Board
                                                  President and CEO

Dated:  March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                         Date
      ---------                        -----                         ----

/s/ KENNETH T. NEILSON         Chairman of the Board              March 28, 1997
------------------------------ President, CEO, Director
Kenneth T. Neilson               Principal Executive Officer


/s/ ROBERT J. BURKE              Director                         March 28, 1997
------------------------------
Robert J. Burke


/s/ BRYANT D. MALCOLM            Director                         March 28, 1997
------------------------------
Bryant D. Malcolm


/s/ CHARLES F.X. POGGI           Director                         March 28, 1997
------------------------------
Charles F. X. Poggi


/s/ SR. GRACE FRANCES STRAUBER   Director                         March 28, 1997
------------------------------
Sister Grace Frances Strauber

      Signature                        Title                         Date
      ---------                        -----                         ----

/s/ W. PETER MCBRIDE             Director                         March 28, 1997
------------------------------
W. Peter McBride


/s/ CHRISTINA L. MAIER           Assistant Treasurer              March 28, 1997
------------------------------   Principal Accounting
Christina L. Maier               Officer and Principal
                                 Financial Officer

                                   Exhibit 21

                              LIST OF SUBSIDIARIES

                          SUBSIDIARIES OF HUBCO, INC.:

Hudson United Bank, organized under the banking laws of the State of New Jersey.

Lafayette American Bank and Trust, organized under the banking laws of the State of Connecticut.

HUB Financial Services, Inc., organized under the New Jersey Business Corporation Act.


                       SUBSIDIARIES OF HUDSON UNITED BANK:

Hendrik Hudson Corp. of New Jersey, organized under the New Jersey Business Corporation Act.

Lafayette Development Corp., organized under the New Jersey Business Corporation Act.

JNB Holdings, Inc., organized under the New Jersey Business Corporation Act.

UNB Holdings, Inc., organized under the New Jersey Business Corporation Act.


               SUBSIDIARIES OF LAFAYETTE AMERICAN BANK AND TRUST:

AMBA Realty Corporation, organized under the Connecticut Business Laws.

AMBA II Realty Corporation, organized under the Connecticut Business Laws.

LAI Company, organized under the Connecticut Business Laws.

                                 EXHIBIT INDEX

        Exhibit               Description
        -------               -----------

         (3a) The Restated Certificate of Incorporation of HUBCO, Inc. filed January 31, 1997.

         (3b)    The By-Laws of HUBCO, Inc.

         (4a) Indenture dated as of January 14, 1994 between HUBCO, Inc. and Summit Bank as Trustee for $25,000,000 7.75%
                 Subordinated Debentures due 2004. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit (4))

         (4b) Indenture dated as of September 13, 1996 between HUBCO, Inc. and Summit Bank as Trustee for $75,000,000 8.20% Subordinated Debentures due 2006. (Incorporated by reference from the Company's Current Report on Form 8-K dated September 16, 1996.)

         (4c) Indenture dated January 31, 1997 between HUBCO, Inc. And the Bank of New York as Trustee for $50,000,000 8.98% Junior Subordinated Debentures due February 1, 2027. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1997.)

         (10a) Agreement and Plan of Merger dated as of February 5, 1996, between HUBCO, Inc. and Lafayette American Bank and Trust Company.(Incorporated by reference from the Company's Current Report on Form S-4 dated March 19, 1996.)

         (10b) Stock Option Agreement dated as of February 5, 1996, between HUBCO, Inc. and Lafayette American Bank and Trust Company. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 6, 1996.)

         (10c) Agreement and Plan of Merger dated as of April 28, 1996, between HUBCO, Inc., Hudson United Bank, Lafayette American Bank and Trust, Hometown Bancorporation, Inc. and The Bank of Darien. (Incorporated by reference from the Company's Current Report on Form 8-K dated May 2, 1996.)

         (10d) Stock Option Agreement dated as of April 28, 1996, between HUBCO, Inc. and Hometown Bancorporation, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 6, 1996.)

         (10e) Agreement and Plan of Merger dated as of June 21, 1996, between HUBCO, Inc. Hudson United Bank, Lafayette American Bank and Trust, Westport Bancorp, Inc. And The Westport Bank & Trust Company (Incorporated by reference from the Company's Current Report on Form 8-K dated July 2, 1996.)

         (10f) Stock Option Agreement dated as of June 21, 1996, between HUBCO, Inc. and Westport Bancorp, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated July 2, 1996.)

         (10g) Change in Control, Severance and Employment Agreement with Kenneth T. Neilson dated January 1, 1997.

         (10h)   Change in Control, Severance and Employment Agreement with
                 D. Lynn Van Borkulo-Nuzzo  dated January 1, 1997.

         (10i) Change in Control, Severance and Employment Agreement with John F. McIlwain dated January 1, 1997.

         (10j) Change in Control, Severance and Employment Agreement with Karen Foley dated January 1, 1997.

         (10k) HUBCO Supplemental Employees' Retirement Plan dated January 1, 1996.

         (10l) Collective Bargaining Agreement with Local 153 of the Office and Professional Employees International Union, dated March 1, 1996. (Incorporated by reference from the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 1995, Exhibit.)

         (10m) HUBCO, Inc. Directors Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibit)

         (10n) Agreement and Plan of Merger dated as of August 18, 1995 among HUBCO, Inc., Hudson United Bank, Growth Financial Corp and Growth Bank. (Incorporated by reference from the Company's Current Report on Form 8-K filed August 24, 1995.)

         (10o) Agreement and Plan of Merger dated August 15, 1996, between HUBCO, Inc., Lafayette American Bank and Trust, UST Corp. and UST Bank/Connecticut (Incorporated by reference from the Company's Current Report on Form 8-K filed August 22, 1996.)

         (13) Those portions of HUBCO's 1996 Annual Report which are incorporated by reference into this 10-K.

         (22)    List of Subsidiaries.

         (27)    Financial Data Schedule.