Form 10-K/A
period 1996-12-31
HUBCO INC
filed 1997-04-03
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM l0-K

                               (AMENDMENT NO. 1)

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

     None.

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

        *(10g) Change in Control, Severance and Employment Agreement with Kenneth T. Neilson dated January 1, 1997.

        *(10h)   Change in Control, Severance and Employment Agreement with
                 D. Lynn Van Borkulo-Nuzzo  dated January 1, 1997.

        *(10i) Change in Control, Severance and Employment Agreement with John F. McIlwain dated January 1, 1997.

        *(10j) Change in Control, Severance and Employment Agreement with Karen Foley dated January 1, 1997.

        *(10k) HUBCO Supplemental Employees' Retirement Plan dated January 1, 1996.

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

        +(13) Those portions of HUBCO's 1996 Annual Report which are incorporated by reference into this 10-K.

        +(22)    List of Subsidiaries.

        +(27)    Financial Data Schedule.

        + Previously filed

        * Filed herewith

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

        *(10g) Change in Control, Severance and Employment Agreement with Kenneth T. Neilson dated January 1, 1997.

        *(10h)   Change in Control, Severance and Employment Agreement with
                 D. Lynn Van Borkulo-Nuzzo  dated January 1, 1997.

        *(10i) Change in Control, Severance and Employment Agreement with John F. McIlwain dated January 1, 1997.

        *(10j) Change in Control, Severance and Employment Agreement with Karen Foley dated January 1, 1997.

        *(10k) HUBCO Supplemental Employees' Retirement Plan dated January 1, 1996.

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

        +(13) Those portions of HUBCO's 1996 Annual Report which are incorporated by reference into this 10-K.

        +(22)    List of Subsidiaries.

        +(27)    Financial Data Schedule.

        + Previously filed

        * Filed herewith