Form 10-Q
period 1997-03-31
HUBCO INC
filed 1997-05-15
CIK 703559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


                         Commission File Number 0-010699



                                   HUBCO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              NEW JERSEY                                    22-2405746
   -------------------------------                    ----------------------
   (State of other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                    Identification Number)



         1000 MACARTHUR BLVD
          MAHWAH, NEW JERSEY                                   07430
---------------------------------------                     ----------
(Address of principal executive office)                     (Zip Code)



                                 (201)-236-2600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



                                 NOT APPLICABLE
              ----------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days       Yes  X     No
                                            ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each, of the issuer's classes of common stock, as of the last practicable date:

         21,489,104 shares, no par value, outstanding as of May 5, 1997.

================================================================================

                          HUBCO, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheets
        At March 31, 1997 and December 31, 1996.....................        1

        Consolidated Statements of Income
          For the three-months ended
          March 31, 1997 and 1996...................................        2

        Consolidated Statements of Cash Flows
          For the three-months  ended
          March 31, 1997 and 1996...................................        3

        Notes to Consolidated Financial Statements..................      4 - 5


Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............      6 - 9


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K............................       10

        Signatures..................................................       11


PART III. FINANCIAL DATA SCHEDULE ..................................       12

                                      HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION


                                 CONSOLIDATED BALANCE SHEETS (Unaudited)
                                    (In Thousands Except Share Data)

                                                                           March 31,         December 31,
                                                                             1997               1996
                                                                          ----------         ----------
ASSETS
Cash and due from banks .............................................     $  155,875         $  128,868
Federal funds sold ..................................................           --               24,200
                                                                          ----------         ----------
        TOTAL CASH EQUIVALENTS ......................................        155,875            153,068

Securities available for sale, at market value ......................        679,839            655,492
Securities held to maturity, at cost (market value of
  $248,222 and $279,610 in 1997 and 1996, respectively) .............        250,868            280,914

Loans:
  Real estate mortgage ..............................................      1,070,937          1,085,720
  Commercial and financial ..........................................        500,048            499,004
  Consumer credit ...................................................        224,069            237,872
  Credit card .......................................................         54,988             61,759
                                                                          ----------         ----------
        TOTAL LOANS .................................................      1,850,042          1,884,355
  Less: Allowance for possible loan losses ..........................        (35,745)           (35,153)
                                                                          ----------         ----------
        NET LOANS ...................................................      1,814,297          1,849,202

Premises and equipment, net .........................................         42,992             43,510
Other real estate owned .............................................          4,957              5,651
Intangibles, net of amortization ....................................         27,981             29,225
Other assets ........................................................         89,779             98,625
                                                                          ----------         ----------
        TOTAL ASSETS ................................................     $3,066,588         $3,115,687
                                                                          ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing ..............................................     $  575,156         $  622,719
  Interest bearing ..................................................      1,863,866          1,969,373
                                                                          ----------         ----------
        TOTAL DEPOSITS ..............................................      2,439,022          2,592,092
Borrowings ..........................................................        237,796            187,979
Other liabilities ...................................................         33,525             29,283
                                                                          ----------         ----------
        TOTAL LIABILITIES ...........................................      2,710,343          2,809,354
                                                                          ----------         ----------

Subordinated Debt ...................................................        100,000            100,000
Capital Trust Securities ............................................         50,000               --
                                                                          ----------         ----------
Stockholders' equity:
  Convertible Preferred Stock-Series B, no par value;
    authorized 10,300,000 shares; 39,600 shares
    issued and outstanding in 1997 and 1996 .........................          3,960              3,960
  Common stock, no par value; authorized 51,500,000
    shares; issued 21,624,468 and outstanding
    21,592,969 shares in 1997 and 21,624,468 shares
    issued and outstanding in 1996 ..................................         38,448             38,448
  Additional paid-in capital ........................................        101,963            104,233
  Retained earnings .................................................         64,058             56,968
  Treasury shares, at cost, 31,499 shares in 1997 ...................           (820)              --
  Restricted stock awards ...........................................           (344)              (279)
  Unrealized gain (loss) on securities
    available for sale, net of income taxes .........................         (1,020)             3,003
                                                                          ----------         ----------
        TOTAL STOCKHOLDERS' EQUITY ..................................        206,245            206,333
                                                                          ----------         ----------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ....................     $3,066,588         $3,115,687
                                                                          ==========         ==========


                             See notes to consolidated financial statements

                          HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        (In Thousands Except Share Data)


                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1997        1996
                                                            -------      -------
INTEREST AND FEE INCOME:
  Loans-taxable ......................................      $39,400      $36,658
  Loans-tax exempt ...................................           50           57
  Securities-taxable .................................       14,576       12,682
  Securities-tax-exempt ..............................           84          116
  Other ..............................................          156          286
                                                            -------      -------
        TOTAL INTEREST AND FEE INCOME ................       54,266       49,799
                                                            -------      -------
INTEREST EXPENSE:
  Deposits ...........................................       14,758       16,051
  Borrowings .........................................        2,445          920
  Subordinated and other debt ........................        2,839          510
                                                            -------      -------
        TOTAL INTEREST EXPENSE .......................       20,042       17,481
                                                            -------      -------

        NET INTEREST INCOME ..........................       34,224       32,318
PROVISION FOR POSSIBLE LOAN LOSSES ...................        1,481        2,253
                                                            -------      -------
        NET INTEREST INCOME AFTER PROVISION
          FOR POSSIBLE LOAN LOSSES ...................       32,743       30,065

NON-INTEREST INCOME:
  Trust department income ............................          592          731
  Service charges on deposit accounts ................        3,521        3,279
  Securities gains ...................................        1,272          286
  Other income .......................................        3,400        2,518
                                                            -------      -------
        TOTAL NON-INTEREST INCOME ....................        8,785        6,814
                                                            -------      -------
NON-INTEREST EXPENSE:
  Salaries ...........................................        8,083        9,047
  Pension and other employee benefits ................        2,659        2,237
  Occupancy expense ..................................        2,476        2,815
  Equipment expense ..................................        1,366        1,238
  Deposit insurance and other insurance ..............          185          269
  Outside services ...................................        3,620        2,848
  Other real estate owned expense ....................          528          439
  Amortization of intangibles ........................        1,267          597
  Other ..............................................        2,810        3,877
                                                            -------      -------
        TOTAL NON-INTEREST EXPENSE ...................       22,994       23,367
                                                            -------      -------
        INCOME BEFORE INCOME TAXES ...................       18,534       13,512
PROVISION FOR INCOME TAXES ...........................        7,050        5,195
                                                            -------      -------
        NET INCOME ...................................      $11,484      $ 8,317
                                                            =======      =======
NET INCOME PER COMMON SHARE ..........................      $  0.50      $  0.35
                                                            =======      =======
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING .....................       22,959       23,767
                                                            =======      =======


                 See notes to consolidated financial statements

                                HUBCO, INC. and Subsidiaries
---------------------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                       (in thousands)

                                                                       Three Months Ended
                                                                            March 31,
                                                                   -------------------------
                                                                     1997             1996
                                                                   --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ................................................     $ 11,484        $   8,317
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Provision for possible loan losses ...................        1,481            2,253
        Provision for depreciation and amortization ..........        3,245            2,148
        Amortization of security premiums, net ...............          140              506
        Securities gains .....................................       (1,272)            (286)
        Gain on sale of premises and equipment ...............           (6)            --
        Deferred income tax provision ........................         --                769
     Decrease in other assets ................................        9,886            5,105
     Increase (decrease) in other liabilities ................        4,243           (2,727)
                                                                   --------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................       29,201           16,085
                                                                   --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities:
     Available for sale ......................................        4,209           13,732
   Proceeds from repayments and maturities of securities:
     Available for sale ......................................       31,043           64,830
     Held to maturity ........................................       42,013           23,193
   Purchases of Available for Sale securities.................      (74,715)        (151,497)
   Net cash paid for acquisitions ............................         --             56,717
   Net decrease/(increase) in loans ..........................       32,738          (10,511)
   Proceeds from sales of premises and equipment .............           33               34
   Purchases of premises and equipment .......................         (807)          (3,237)
   Decrease (increase) in other real estate ..................          694             (203)
                                                                   --------        ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..........       35,208           (6,942)
                                                                   --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in demand deposits,
     NOW accounts and savings accounts .......................      (86,594)         (98,363)
   Net decrease in certificates of deposits ..................      (66,476)            (375)
   Net increase in short-term borrowings .....................       49,817           42,847
   Net decrease in other borrowings ..........................         --               (875)
   Net proceeds from issuance of debt securities .............       49,250             --
   Proceeds from issuance of common stock ....................          403               36
   Cash dividends ............................................       (4,387)          (3,244)
   Acquisition  of treasury stock ............................       (3,615)         (14,824)
                                                                   --------        ---------
NET CASH USED IN FINANCING ACTIVITIES ........................      (61,602)         (74,798)
                                                                   --------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............        2,807          (65,655)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............      153,068          221,091
                                                                   --------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................     $155,875        $ 155,436
                                                                   ========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for --
   Interest ..................................................     $ 20,419        $  15,899
   Income taxes ..............................................        4,085              811
                                                                   ========        =========


                       See notes to Consolidated Financial Statements

                          HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                           HUBCO Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements of HUBCO, Inc. and Subsidiaries ("HUBCO" or "the Company") include the accounts of the parent company, HUBCO, Inc. and its wholly-owned subsidiaries: Hudson United Bank ("Hudson United Bank"), Lafayette American Bank & Trust Co. ("Lafayette"), HUB Capital Trust I and HUB Financial Services Inc., formerly known as HUB Investment Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE B -- INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of the preferred stock and the number of shares issuable upon the exercise of warrants. Shares issuable upon the exercise of options are not included in the calculation of net income per share since their effect is not material. All share data has been retroactively restated to reflect all stock splits and stock dividends.

The Company plans to adopt Statement of Financial Accounting Standards No. 128-"Earnings Per Share" in the fourth quarter of 1997, the impact of which is not expected to be material.

NOTE C -- SECURITIES

The following table presents the amortized cost and estimated market value of securities available-for sale and held-to maturity at the dates indicated:


                                                 March 31, 1997
                                 ----------------------------------------------
                                                Gross Unrealized      Estimated
                                 Amortized    -------------------       Market
                                   Cost        Gains     (Losses)       Value
                                 --------     ------     --------     --------
AVAILABLE FOR SALE
U.S. Government ..............   $ 83,297     $   77     $  (373)     $ 83,001
U.S. Government
  agencies ...................    461,358        444      (6,086)      455,716
States and political
  subdivisions ...............      7,407        105         (69)        7,443
Other debt securities ........     72,127         90         (36)       72,181
Equity securities ............     57,158      4,716        (376)       61,498
                                 --------     ------     -------      --------
                                 $681,347     $5,432     $(6,940)     $679,839
                                 ========     ======     =======      ========


                                                 March 31, 1997
                                 ----------------------------------------------
                                                Gross Unrealized      Estimated
                                 Amortized    -------------------       Market
                                   Cost        Gains     (Losses)       Value
                                 --------     ------     --------     --------
HELD TO MATURITY
U.S. Government ..............   $ 42,908     $  155     $   (11)     $ 43,052
U.S. Government
  agencies ...................    207,960        933      (3,723)      205,170
                                 --------     ------     -------      --------
                                 $250,868     $1,088     $(3,734)     $248,222
                                 ========     ======     =======      ========

                          HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                           HUBCO Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


NOTE C -- SECURITIES (Continued)

                                               December 31, 1996
                                 ----------------------------------------------
                                                Gross Unrealized      Estimated
                                 Amortized    -------------------       Market
                                   Cost        Gains     (Losses)       Value
                                 --------     ------     --------     --------
AVAILABLE FOR SALE
U.S. Government ..............   $ 85,403     $  535     $   (51)     $ 85,887
U.S. Government
  agencies ...................    496,370      3,118      (3,376)      496,112
States and political
    subdivisions .............     11,575          6          (2)       11,579
Other debt securities ........      4,344         53         (11)        4,386
Equity securities ............     52,730      5,088        (290)       57,528
                                 --------     ------     -------      --------
                                 $650,422     $8,800     $(3,730)     $655,492
                                 ========     ======     =======      ========


                                               December 31, 1996
                                 ----------------------------------------------
                                                Gross Unrealized      Estimated
                                 Amortized    -------------------       Market
                                   Cost        Gains     (Losses)       Value
                                 --------     ------     --------     --------
HELD TO MATURITY
U.S. Government ..............   $ 76,837     $  326     $   (21)     $ 77,142
U.S. Government
  agencies ...................    204,077      1,508      (3,117)      202,468
                                 --------     ------     -------      --------
                                 $280,914     $1,834     $(3,138)     $279,610
                                 ========     ======     =======      ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes. All dollar amounts, other than per share information, are presented in thousands unless otherwise noted.

The financial statements for the comparative periods presented herein have been restated to reflect the acquisitions that have been accounted for on the pooling-of-interests accounting method during the periods presented herein. Growth Financial Corporation was acquired on January 12, 1996, Lafayette American Bank and Trust Company was acquired on July 1, 1996 and Westport Bancorp, Inc. was acquired on December 13, 1996. These acquisitions were accounted for on a pooling-of-interests method, and accordingly, the consolidated financial statements have been restated to include the accounts of these institutions for all periods presented. All share data has been retroactively restated to reflect the shares issued in the aforementioned transactions including restatement of all prior periods. In addition, the Company acquired Hometown Bancorporation on August 30, 1996, UST Bank/Connecticut on November 29, 1996, three branches from CrossLand Federal Savings Bank on February 29, 1996, and a branch purchase from Interchange State Bank on December 20, 1996. These acquisitions were accounted for on the purchase method and thus operations and earnings are only reflected in the Company's results subsequent to the dates of acquisition. The balance sheet and income statement comparisons are influenced by these purchase transactions.

RESULTS OF OPERATIONS

   OVERVIEW

For the three-month period ended March 31, 1997, the Company earned $11.5 million, an increase of 38% when compared to net income of $8.3 million for the three-month period ended March 31, 1996. Net income per share was $.50 for the first quarter of 1997, an increase of 43% when compared to $.35 for the same period in 1996. Return on average equity and return on average assets were 22.07% and 1.50%, respectively, for the three-month period ended March 31, 1997 compared to 15.67% and 1.22%, respectively, for the same period in 1996.

   NET INTEREST INCOME

Net interest income for the first quarter of 1997 was $34.2 million compared with $32.3 million for the first quarter of 1996. This represents an increase of $1.9 million or 5.9%. The net interest margin for the three-month period ended March 31, was 4.92% in 1997 compared with 5.22% in 1996. This contraction of the net interest margin is primarily due to the increase in borrowing costs discussed below.

Interest income for the first quarter of 1997 compared to the same period in 1996, increased $4.5 million, or 9.0% while interest expense increased $2.6 million, or 14.6%.

The increased interest expense was primarily attributable to the $75.0 million of 8.20% subordinated debt which was issued in September of 1996 and the $50.0 million of 8.98% Securities of Capital Trust I issued in January 1997, as well as an increase of $91.0 million in average short-term borrowings.

   PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses for the comparative first quarters was $1.4 million in 1997 compared with $2.3 million in 1996. The reduction in the provision for possible loan losses is a reflection of the improved levels of non-performing assets. The Company performs an evaluation of the adequacy of the allowance for loan losses each quarter. The results of this analysis and the expectation of potential credit losses and economic conditions are some of the factors that determine the required quarterly provision. Management believes that the allowance at March 31, 1997 of $35.7 million, or 1.93% of total loans and 121% of non-performing loans, is adequate. Comparative ratios for March 31, 1996 are 1.87% and 112% respectively. Non-performing assets as a percentage of total assets at March 31, 1997 was 1.13% compared to 1.52% at March 31, 1996.

The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:

                             ASSET QUALITY SCHEDULE
                                 (In Thousands)

                                                         3/31/97        12/31/96
                                                         -------        --------
Non-Accrual Loans:
  Commercial .....................................       $ 9,780        $10,212
  Real Estate ....................................        15,730         17,299
  Consumer .......................................         1,064          1,518
                                                         -------        -------
         Total Non-Accrual Loans .................        26,574         29,029
                                                         -------        -------
Renegotiated Loans ...............................         3,064          2,779
                                                         -------        -------
         Total Non-Performing Loans ..............        29,638         31,808
Other Real Estate ................................         4,957          5,651
                                                         -------        -------
         Total Non-Performing Assets .............       $34,595        $37,459
                                                         =======        =======
Non-Accrual Loans to Total Loans .................          1.44%          1.54%
Non-Performing Assets to Total Assets ............          1.13           1.20
Allowance for Loan Losses to
  Non-Accrual Loans ..............................        134.51         121.10
Allowance for Loan Losses to
  Non-Performing Loans ...........................        120.61         110.51

Loans Past Due 90 Days or More and Accruing:
  Commercial .....................................       $ 3,628        $ 2,921
  Real Estate ....................................         9,580          3,292
  Consumer .......................................         1,472            832
  Credit Cards ...................................         1,411          1,486
                                                         -------        -------
         Total Past Due Loans ....................       $16,091        $ 8,531
                                                         =======        =======

The level of loans past due 90 days or more and accruing increased $7.6 million from December 31, 1996 to March 31, 1997. Approximately $4 million of this increase is related to loans to one borrower. A significant portion of this amount is expected to be resolved in the second quarter.

The following table presents the activity in the allowance for possible loan losses for the periods indicated:

                                                       Summary of Activity
                                                         in the Allowance
                                                  Broken Down by Loan Category
                                                  ----------------------------
                                                   Three Months       Year
                                                      Ended          Ended
                                                     3/31/97        12/31/96
                                                  -----------     -----------
                                                   (In Thousands of Dollars)

Amount of Loans Outstanding ....................   $1,850,042     $1,884,355

Daily Average Amount of Loans ..................   $1,875,510     $1,723,335

Balance of Allowance for
  Possible Loan Losses at
  Beginning of Period ..........................   $   35,153     $   30,105

Loans Charged Off:
  Real Estate -- Mortgage ......................         (479)        (4,580)
  Commercial ...................................         (904)        (6,477)
  Consumer .....................................         (778)        (3,164)
                                                   ----------     ----------
    Total Loans Charged Off ....................       (2,161)       (14,221)
                                                   ----------     ----------
Recoveries of Loans Previously Charged Off:
  Real Estate -- Mortgage ......................           14            776
  Commercial ...................................          968            469
  Consumer .....................................          290          1,071
                                                   ----------     ----------
      Total Recoveries .........................        1,272          2,316
                                                   ----------     ----------
Net Loans Charged Off ..........................         (889)       (11,905)
Reserves Acquired in Purchase Transaction ......         --            4,658
Provision for Possible Loan Losses .............        1,481         12,295
                                                   ----------     ----------
Balance at End of Period .......................   $   35,745     $   35,153
                                                   ==========     ==========
Ratio of Annualized Net Loans Charged-Off
  During Period to Average
  Loans Outstanding ............................          .19%           .59%
                                                          ====           ====
NON-INTEREST INCOME AND EXPENSE

Non-interest income increased 28.9% from $6.8 million for the first quarter of 1996 to $8.8 million in 1997. The variances between the three months ended March 31, 1997 and March 31, 1996 relate primarily to increased fees on the credit card portfolio, security gains, international fees and other miscellaneous income.

Non-interest expense, decreased $373, or 1.6% from $23.4 million for the first quarter of 1996 to $23.0 million for the first quarter of 1997. Reductions were realized in expense categories such as salaries, deposit and other insurance, occupancy and other expenses. These reductions are a result of the full effect of cost savings initiatives following the Lafayette and Hometown acquisitions in July and August 1996, along with the cost reductions related to the Westport and UST Bank/Connecticut acquisitions in December 1996 which will be fully realized in the second quarter of this year.

In other categories, pension and other employee benefits increased $715 due to an increase in temporary staff and overtime related to conversion and acquisition related projects; outside services increased $772 related to payments for computer processing and other data processing services; and amortization of intangibles increased $670 due to the recent acquisitions of Hometown and UST/Bank Connecticut which were accounted for under the purchase method of accounting.

The Company's effective tax rate for the three-month period ended March 31, 1997 was 38.0%. This compares with an effective tax rate for the comparable period in 1996 of 38.4%.

   FINANCIAL CONDITION

Total assets at March 31, 1997, were $3.07 billion, a decrease of $49.1 million or 1.6% from the $3.12 billion of assets at December 31, 1996, as restated for all poolings. The securities portfolio has remained stable, decreasing only $5.7 million from $936.4 million at December 31, 1996 to $930.7 million at March 31, 1997 due primarily to principal repayments. Loans decreased $34.3 million, or 1.8% to $1.85 billion at March 31, 1997 from $1.88 billion at December 31, 1996 reflecting declines in residential mortgage loans and consumer credit loans, where indirect lending is being phased out, and in the Shoppers Charge receivables which are seasonal. Intangibles, net of amortization, decreased from $29.2 million at December 31, 1996 to $28.0 million at March 31, 1997 as the intangibles related to the recent acquisitions are amortized over periods ranging from 5 to 10 years.

Deposits decreased 5.9%, from $2.59 billion at December 31, 1996, to $2.44 billion at March 31, 1997. The Company generally anticipates, plans for and experiences deposit shrinkage following acquisitions as the rates on deposits of the acquired companies are conformed to rates generally offered by the Company. Total borrowings increased $49.8 million from December 31, 1996 to March 31, 1997. This increase is due primarily to an increase in short-term advances from the Federal Home Loan Bank to meet liquidity needs. Total stockholders' equity at March 31, 1997 amounted to $206.2 million compared with $206.2 million at March 31, 1996, and $206.3 million at December 31, 1996. The constant level of stockholders' equity is attributable to the Company's increase in the level of cash dividends, the change in the unrealized gain/(loss) on securities available for sale, which changed from an after-tax gain of $3.0 million at December 31, 1996 to an after-tax loss of $1.0 million at March 31, 1997, and the purchase of treasury shares.

On January 31, 1997, the Company placed $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The net proceeds of the offering were used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

The Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at March 31, 1997, and the minimum regulatory guidelines for such capital ratios are as follows:

                                                 Ratios at        Regulatory
                                              March 31, 1997      Guidelines*
                                              --------------      -----------

Tier I Risk-Based Capital ..................      11.1%               6.0%
Total Risk-Based Capital ...................      17.3%              10.0%
Tier 1 Leverage Ratio ......................       7.3%               5.0%

----------

* For qualification as a well-capitalized institution.

                           PART II. OTHER INFORMATION


Items 1 through 5 are not applicable or the responses are negative

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits -- not applicable

(b) Reports on Form 8-K

     (1) On February 11, 1997, HUBCO filed a Form 8-K Item 5 (date of earliest event -- January 31, 1997), to announce that on January 31, 1997, HUBCO placed $50,000,000 of 8.98% Capital Securities due February 1, 2027, using HUBCO Capital Trust I, a statutory business trust.

     (2) On April 23, 1997, HUBCO filed a Form 8-K Item 5 (date of earliest event -- April 21, 1997), to announce its quarterly cash dividend of $.19 per common share and $6.31 per preferred share, payable June 2, 1997, to shareholders of record as of May 12, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HUBCO, Inc.



May 14, 1997                              /s/  KENNETH T. NEILSON
--------------------------                --------------------------------------
Date                                           Kenneth T. Neilson
                                               Chairman, President & Chief
                                                 Executive Officer



May 14, 1997                              /s/  CHRISTINA L. MAIER
--------------------------                --------------------------------------
Date                                           Christina L. Maier
                                               Chief Accounting Officer