Form 10-Q
period 1997-06-30
HUBCO INC
filed 1997-08-14
CIK 703559

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

                  For the quarterly period ended June 30, 1997

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


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

       21,551,540 shares, no par value, outstanding as of August 11, 1997.

================================================================================

                          HUBCO, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

           Consolidated Balance Sheets
             At June 30, 1997 and December 31, 1996......................    1

           Consolidated Statements of Income
             For the three-months and six-months ended
             June 30, 1997 and 1996......................................   2-3

           Consolidated Statements of Cash Flows
             For the six-months ended
             June 30, 1997 and 1996......................................    4

           Notes to Consolidated Financial Statements....................   5-6

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................   7-11


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................    12

            Signatures...................................................    13


PART III. FINANCIAL DATA SCHEDULE .......................................    14

                                      HUBCO, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

                                CONSOLIDATED BALANCE SHEETS (Unaudited)
                                    (In Thousands Except Share Data)

                                                                                 June 30,    December 31,
                                                                                   1997          1996
                                                                                ----------    ----------
ASSETS
Cash and due from banks .....................................................   $  167,539    $  128,868
Federal funds sold ..........................................................         --          24,200
                                                                                ----------    ----------
             TOTAL CASH AND CASH EQUIVALENTS ................................      167,539       153,068

Securities available for sale, at market value ..............................      633,471       655,492
Securities held to maturity, at cost (market value of
  $241,406 and $279,610 in 1997 and 1996, respectively) .....................      240,923       280,914

Loans:
  Real estate mortgage ......................................................    1,045,198     1,085,720
  Commercial and financial ..................................................      485,937       499,004
  Consumer credit ...........................................................      219,399       237,872
  Credit card ...............................................................       85,371        61,759
                                                                                ----------    ----------
             TOTAL LOANS ....................................................    1,835,905     1,884,355
  Less: Allowance for possible loan losses ..................................      (37,281)      (35,153)
                                                                                ----------    ----------
             NET LOANS ......................................................    1,798,624     1,849,202

Premises and equipment, net .................................................       42,451        43,510
Other real estate owned .....................................................        2,824         5,651
Intangibles, net of amortization ............................................       26,823        29,225
Other assets ................................................................       89,168        98,625
                                                                                ----------    ----------
             TOTAL ASSETS ...................................................   $3,001,823    $3,115,687
                                                                                ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing ......................................................   $  599,782    $  622,719
  Interest bearing ..........................................................    1,768,479     1,969,373
                                                                                ----------    ----------
             TOTAL DEPOSITS .................................................    2,368,261     2,592,092
Borrowings ..................................................................      233,320       187,979
Other liabilities ...........................................................       38,521        29,283
                                                                                ----------    ----------
             TOTAL LIABILITIES ..............................................    2,640,102     2,809,354
                                                                                ----------    ----------
Subordinated Debt ...........................................................      100,000       100,000
Capital Trust Securities ....................................................       50,000          --
                                                                                ----------    ----------
Commitments and contingencies
Stockholders' equity:
  Convertible Preferred Stock-Series B, no par value; authorized 10,300,000 shares; 35,850 shares issued and outstanding in 1997 and 39,600 shares
     issued and outstanding in 1996 .........................................        3,585         3,960
  Common stock, no par value; authorized 51,500,000
     shares; 21,624,468 issued and 21,619,164 shares
     outstanding in 1997 and 21,624,468 shares
     issued and outstanding in 1996 .........................................       38,448        38,448
  Additional paid-in capital ................................................       96,797       104,233
  Retained earnings .........................................................       71,861        56,968
  Treasury shares, at cost, 5,304 shares in 1997 ............................         (148)         --
  Restricted stock awards ...................................................         (546)         (279)
  Unrealized gain on securities
     available for sale, net of income taxes ................................        1,724         3,003
                                                                                ----------    ----------
             TOTAL STOCKHOLDERS' EQUITY .....................................      211,721       206,333
                                                                                ----------    ----------
             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .......................   $3,001,823    $3,115,687
                                                                                ==========    ==========


                             See notes to consolidated financial statements

                          HUBCO, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        (In Thousands Except Per Share Data)


                                                             Three Months Ended
                                                                  June 30,
                                                             -------------------
                                                              1997        1996
                                                             -------     -------
INTEREST AND FEE INCOME:
  Loans ................................................     $40,844     $36,700
  Securities ...........................................      15,253      13,151
  Other ................................................         338         121
                                                             -------     -------
             TOTAL INTEREST AND FEE INCOME .............      56,435      49,972
                                                             -------     -------
INTEREST EXPENSE:
  Deposits .............................................      13,278      15,338
  Borrowings ...........................................       3,759       1,446
  Subordinated and other debt ..........................       3,182         495
                                                             -------     -------
             TOTAL INTEREST EXPENSE ....................      20,219      17,279
                                                             -------     -------
             NET INTEREST INCOME .......................      36,216      32,693
PROVISION FOR POSSIBLE LOAN LOSSES .....................       1,621       2,743
                                                             -------     -------
             NET INTEREST INCOME AFTER PROVISION
               FOR POSSIBLE LOAN LOSSES ................      34,595      29,950

NON-INTEREST INCOME:
  Trust department income ..............................         955         758
  Service charges on deposit accounts ..................       3,456       3,534
  Securities gains .....................................       1,849         638
  Other income .........................................       3,454       2,933
                                                             -------     -------
             TOTAL NON-INTEREST INCOME .................       9,714       7,863
                                                             -------     -------
NON-INTEREST EXPENSE:
  Salaries .............................................       8,262       9,000
  Pension and other employee benefits ..................       2,196       1,975
  Occupancy expense ....................................       2,420       2,782
  Equipment expense ....................................       1,559       1,265
  Deposit insurance and other insurance ................         467         326
  Outside services .....................................       4,280       3,063
  Other real estate owned expense ......................         461       1,241
  Amortization of intangibles ..........................       1,267         745
  Other ................................................       3,232       4,758
                                                             -------     -------
             TOTAL NON-INTEREST EXPENSE ................      24,144      25,155
                                                             -------     -------
             INCOME BEFORE INCOME TAXES ................      20,165      12,658
PROVISION FOR INCOME TAXES .............................       8,124       4,926
                                                             -------     -------
             NET INCOME ................................     $12,041     $ 7,732
                                                             =======     =======
NET INCOME PER COMMON SHARE: ...........................     $  0.53     $  0.33

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING: ......................      22,829      23,321


                 See notes to consolidated financial statements

                          HUBCO, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        (In Thousands Except Per Share Data)


                                                             Six Months Ended
                                                                 June 30,
                                                           ---------------------
                                                             1997         1996
                                                           --------     --------
INTEREST AND FEE INCOME:
  Loans ..............................................     $ 80,294     $ 73,415
  Securities .........................................       29,913       25,949
  Other ..............................................          494          407
                                                           --------     --------
             TOTAL INTEREST AND FEE INCOME ...........      110,701       99,771
                                                           --------     --------
INTEREST EXPENSE:
  Deposits ...........................................       28,036       31,389
  Borrowings .........................................        6,204        2,366
  Subordinated and other debt ........................        6,021        1,005
                                                           --------     --------
             TOTAL INTEREST EXPENSE ..................       40,261       34,760
                                                           --------     --------
             NET INTEREST INCOME .....................       70,440       65,011
PROVISION FOR POSSIBLE LOAN LOSSES ...................        3,102        4,996
                                                           --------     --------
             NET INTEREST INCOME AFTER PROVISION
               FOR POSSIBLE LOAN LOSSES ..............       67,338       60,015

NON-INTEREST INCOME:
  Trust department income ............................        1,547        1,489
  Service charges on deposit accounts ................        6,977        6,813
  Securities gains ...................................        3,121          924
  Other income .......................................        6,854        5,451
                                                           --------     --------
             TOTAL NON-INTEREST INCOME ...............       18,499       14,677
                                                           --------     --------
NON-INTEREST EXPENSE:
  Salaries ...........................................       16,345       18,047
  Pension and other employee benefits ................        4,855        4,212
  Occupancy expense ..................................        4,896        5,597
  Equipment expense ..................................        2,925        2,503
  Deposit insurance and other insurance ..............          652          595
  Outside services ...................................        7,900        5,911
  Other real estate owned expense ....................          989        1,680
  Amortization of intangibles ........................        2,534        1,342
  Other ..............................................        6,042        8,635
                                                           --------     --------

             TOTAL NON-INTEREST EXPENSE ..............       47,138       48,522
                                                           --------     --------
             INCOME BEFORE INCOME TAXES ..............       38,699       26,170

PROVISION FOR INCOME TAXES ...........................       15,174       10,121
                                                           --------     --------
             NET INCOME ..............................     $ 23,525     $ 16,049
                                                           ========     ========
NET INCOME PER COMMON SHARE: .........................     $   1.03     $   0.68

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING: ....................       22,832       23,540


                 See notes to consolidated financial statements

                                HUBCO, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                       (in thousands)

                                                                       Six Months Ended
                                                                            June 30,
                                                                   ------------------------
                                                                      1997           1996
                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..................................................    $  23,525      $  16,049
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses ......................        3,102          4,996
      Provision for depreciation and amortization .............        5,215          4,312
      Amortization of security premiums, net ..................           98          1,013
      Securities gains ........................................       (3,121)          (924)
      Gain on sale of premises and equipment ..................           (6)          --
      Deferred income tax provision ...........................         --            1,654
    Decrease in other assets ..................................        9,325          8,881
    Increase (decrease) in other liabilities ..................       11,736         (3,320)
                                                                   ---------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...........       49,874         32,661
                                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities:
    Available for sale ........................................       34,354         43,657
  Proceeds from repayments and maturities of securities:
    Available for sale ........................................       56,828        112,054
    Held to maturity ..........................................       48,134         33,896
  Purchases of securities:
    Available for sale ........................................      (77,375)      (248,026)
    Held to maturity ..........................................         --           (5,080)
  Net cash paid for acquisitions ..............................         --           56,717
  Net decrease (increase) in loans ............................       47,476        (37,942)
  Proceeds from sales of premises and equipment ...............           33          1,233
  Purchases of premises and equipment .........................       (1,567)        (3,750)
  Decrease in other real estate ...............................        2,827          4,425
                                                                   ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...........      110,710        (42,816)
                                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in demand deposits,
    NOW accounts and savings accounts .........................      (78,264)       (72,728)
  Net decrease in certificates of deposits ....................     (145,567)       (40,468)
  Net increase in short-term borrowings .......................       45,341         80,579
  Net increase in other borrowings ............................         --               42
  Net proceeds from issuance of capital trust securities ......       49,250           --
  Proceeds from issuance of common stock ......................        1,981            616
  Cash dividends ..............................................       (8,626)        (7,192)
  Acquisition of treasury stock ...............................      (10,228)       (17,254)
                                                                   ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...........     (146,113)       (56,405)
                                                                   ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............       14,471        (66,560)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............      153,068        221,091
                                                                   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................    $ 167,539      $ 154,531
                                                                   =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for--
   Interest ...................................................    $  38,285      $  34,285
   Income taxes ...............................................       14,135          6,799
                                                                   =========      =========


                      See notes to Consolidated Financial Statements.

                           HUBCO INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

The Company plans to adopt Statement of Financial Accounting Standards No. 128- "Earnings Per Share" in the fourth quarter of 1997, the impact of which is not expected to be material.

NOTE C -- SECURITIES

The following table presents the amortized cost and estimated market value of securities available-for sale and held-to maturity at the dates indicated:


                                                 June 30, 1997
                                  ---------------------------------------------
                                                Gross Unrealized      Estimated
                                  Amortized    ------------------       Market
                                     Cost       Gains    (Losses)       Value
                                  ---------    ------    --------     --------
AVAILABLE FOR SALE

U.S. Government ................   $ 67,126    $  474     $   (37)    $ 67,563
U.S. Government
  agencies .....................    430,442     1,050      (3,328)     428,164
States and political
  subdivisions .................      9,427       111          (5)       9,533
Other debt securities ..........     62,758       229         (25)      62,962
Equity securities ..............     60,730     4,604         (85)      65,249
                                   --------    ------     -------     --------
                                   $630,483    $6,468     $(3,480)    $633,471
                                   ========    ======     =======     ========

                                                 June 30, 1997
                                  ---------------------------------------------
                                                Gross Unrealized      Estimated
                                  Amortized    ------------------       Market
                                     Cost       Gains    (Losses)       Value
                                  ---------    ------    --------     --------
HELD TO MATURITY

U.S. Government ................   $ 41,974    $  451     $  --       $ 42,425
U.S. Government
  agencies .....................    198,949     1,792      (1,760)     198,981
                                   --------    ------     -------     --------
                                   $240,923    $2,243     $(1,760)    $241,406
                                   ========    ======     =======     ========


                                               December 31, 1996
                                  ---------------------------------------------
                                                Gross Unrealized      Estimated
                                  Amortized    ------------------       Market
                                     Cost       Gains    (Losses)       Value
                                  ---------    ------    --------     --------

AVAILABLE FOR SALE

U.S. Government ................   $ 85,403    $  535     $   (51)    $ 85,887
U.S. Government
  agencies .....................    496,370     3,118      (3,376)     496,112
States and political
    subdivisions ...............     11,575         6          (2)      11,579
Other debt securities ..........      4,344        53         (11)       4,386
Equity securities ..............     52,730     5,088        (290)      57,528
                                   --------    ------     -------     --------
                                   $650,422    $8,800     $(3,730)    $655,492
                                   ========    ======     =======     ========


                                               December 31, 1996
                                  ---------------------------------------------
                                                Gross Unrealized      Estimated
                                  Amortized    ------------------       Market
                                     Cost       Gains    (Losses)       Value
                                  ---------    ------    --------     --------

HELD TO MATURITY

U.S. Government ................   $ 76,837    $  326     $   (21)    $ 77,142
U.S. Government
  agencies .....................    204,077     1,508      (3,117)     202,468
                                   --------    ------     -------     --------
                                   $280,914    $1,834     $(3,138)    $279,610
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

The financial statements for the comparative periods presented herein have been restated to reflect the acquisitions that have been accounted for on the pooling-of-interests accounting method during the periods presented herein. Growth Financial Corporation was acquired on January 12, 1996, Lafayette American Bank and Trust Company was acquired on July 1, 1996 and Westport Bancorp, Inc. was acquired on December 13, 1996. These acquisitions were accounted for on a pooling-of-interests method, and accordingly, the consolidated financial statements have been restated to include the accounts of these institutions for all periods presented. All share data has been retroactively restated to reflect the shares issued in the aforementioned transactions including restatement of all prior periods. In addition, the Company acquired Hometown Bancorporation on August 30, 1996, UST Bank/Connecticut on November 29, 1996, three branches from CrossLand Federal Savings Bank on February 29, 1996, and a branch from Interchange State
Bank on December 20, 1996. These acquisitions were accounted for on the purchase method and thus operations and earnings are reflected in the Company's results subsequent to the dates of acquisition. The balance sheet and income statement comparisons are influenced by these purchase transactions.


RESULTS OF OPERATIONS

   OVERVIEW

Net income for the three-month period ended June 30, 1997 was $12.0 million, an increase of 56% when compared to net income of $7.7 million for the three-month period ended June 30, 1996. Earnings per share was $.53 for the second quarter of 1997, an increase of 61% when compared to $.33 for the same period in 1996. Return on average equity and return on average assets were 23.65% and 1.62%, respectively, for the three-month period ended June 30, 1997 compared to 15.05% and 1.12%, respectively, for the same period in 1996.

Net income for the six-month period ended June 30, 1997 was $23.5 million or $1.03 per share, an increase of 51% per share when compared to $16.0 million or $0.68 per share for the same period in 1996. Return on average equity and return on average assets were 22.85% and 1.56%, respectively, for the six-month period ended June 30, 1997 compared to 15.64% and 1.16%, respectively, for the same period in 1996.

   NET INTEREST INCOME

Net interest income for the three-month and six-month periods ended June 30, 1997 was $36.2 million and $70.4 million compared to $32.7 million and $65.0 million for the same periods in 1996. This represents an increase of $3.5 million or 11% for the three-month period and an increase of $5.4 million or 8% for the six-month period. The net interest margin for the three-month and six-month periods ended June 30, 1997 was 5.36% and 5.14%, respectively, compared to 5.19% and 5.21%, respectively, for the same periods in 1996.

Interest income for the six-month period ended June 30, 1997 compared to the same period in 1996, increased $10.9 million, or 11% while interest expense increased $5.5 million, or 16%. The increased interest expense was primarily attributable to the $75.0 million of 8.20% subordinated debt which was issued in September 1996 and the $50.0 million of 8.98% capital trust securities issued in January 1997, as well as an increase of $93.1 million in average short-term borrowings.


   PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses for the three-month and six-month periods ended June 30, 1997 was $1.6 million and $3.1 million compared to $2.7 million and $5.0 million in 1996. The reduction in the provision for possible loan losses is a reflection of, among other factors, the improved levels of non-performing assets. The improved levels of non-performing assets. The Company performs an evaluation of the adequacy of the allowance for loan losses each quarter. The results of this analysis and the expectation of potential credit losses and economic conditions are some of the factors which determine the required quarterly provision. In connection with a purchase of approximately $30.0 million of credit card receivables by Shoppers Charge in May 1997, an allowance for potential credit losses of $2.4 million was also acquired. Management believes that the allowance at June 30, 1997 of $37.3 million, or 2.03% of total loans and 125% of non-performing loans, is adequate. Comparative ratios for June 30, 1996 and December 31, 1996 are 1.83% and 92% and 1.87% and 111%, respectively.

Non-performing assets as a percentage of total assets at June 30, 1997 was 1.09% compared to 1.20% at December 31, 1996. The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:


                                                       ASSET QUALITY SCHEDULE
                                                           (In Thousands)
                                                      ------------------------
                                                      6/30/97         12/31/96
                                                      -------         --------
Non-Accrual Loans:
  Commercial ...................................      $10,120         $10,212
  Real Estate ..................................       17,895          17,299
  Consumer .....................................        1,065           1,518
                                                      -------         -------
       Total Non-Accrual Loans .................       29,080          29,029
Renegotiated Loans .............................          863           2,779
                                                      -------         -------
       Total Non-Performing Loans ..............       29,943          31,808
Other Real Estate ..............................        2,824           5,651
                                                      -------         -------
       Total Non-Performing Assets .............      $32,767         $37,459
                                                      =======         =======
Non-Accrual Loans to
  Total Loans ..................................         1.58%           1.54%
Non-Performing Assets to
  Total Assets .................................         1.09            1.20
Allowance for Loan Losses
   to Non-Accrual Loans ........................       128.20          121.10
Allowance for Loan Losses
   to Non-Performing Loans .....................       124.51          110.51

Loans Past Due 90 Days or
  More and Accruing:
    Commercial .................................      $ 3,577         $ 2,921
    Real Estate ................................        2,957           3,292
    Consumer ...................................        1,562             832
    Credit Cards ...............................        1,572           1,486
                                                      -------         -------
       Total Past Due Loans ....................      $ 9,668         $ 8,531
                                                      =======         =======

The following table presents the activity in the allowance for possible loan losses for the periods indicated:


                                                      Summary of Activity
                                                       in the Allowance
                                                  Broken Down by Loan Category
                                                -------------------------------
                                                Six Months Ended    Year Ended
                                                    6/30/97          12/31/96
                                                ----------------    ----------
                                                   (In Thousands of Dollars)

Amount of Loans Outstanding ..................    $1,835,905        $1,884,355
Daily Average Amount of Loans ................    $1,849,079        $1,723,335
Balance of Allowance for
  Possible Loan Losses at
  Beginning of Period ........................    $   35,153        $   30,105

Loans Charged Off:
    Real Estate -- Mortgage ..................        (1,096)           (4,580)
    Commercial ...............................        (2,319)           (6,477)
    Consumer .................................        (2,062)           (3,164)
                                                  ----------        ----------
       Total Loans Charged Off ...............        (5,477)          (14,221)
                                                  ----------        ----------
Recoveries of Loans Previously
  Charged Off:
    Real Estate - Mortgage ...................           221               776
    Commercial ...............................         1,252               469
    Consumer .................................           630             1,071
                                                  ----------        ----------
       Total Recoveries ......................         2,103             2,316
                                                  ----------        ----------
Net Loans Charged Off ........................        (3,374)          (11,905)
Reserves Acquired in Purchase Transaction ....         2,400             4,658
Provision for Possible Loan Losses ...........         3,102            12,295
                                                  ----------        ----------
Balance at End of Period .....................    $   37,281        $   35,153
                                                  ==========        ==========
Ratio of Annualized Net Loans Charged-Off
  During Period to Average
  Loans Outstanding ..........................          .36%              .69%
                                                        ====              ====


Non-interest income increased 23% or $1.8 million from $7.9 million for the second quarter of 1996 to $9.7 million the same period in 1997, and increased 26% or $3.8 million from $14.7 milliom for the six-months ended June 30, 1996 to $18.5 million for the same period in 1997. This increase in non-interest income from 1996 to 1997 relates primarily to increased trust services revenue, security gains, international fees, fees on shoppers charge and other miscellaneous income.

Non-interest expense decreased $1.0 million or 4% from $25.1 million for the second quarter of 1996 to $24.1 million for the second quarter of 1997, and decreased $1.4 million or 3% from $48.5 million for the six-months ended June 30, 1996 to $47.1 million for the same period in 1997. Reductions were realized for the three-months and six-months ended June 30, 1997 in salaries, occupancy expense, other real estate owned expense and other expenses. These reductions are primarily a result of the full effect of cost savings initiatives following the Lafayette and Hometown acquisitions in July and August 1996, along with the cost reductions which have been fully realized during this second quarter of 1997, related to the UST acquisition in November 1996 and its computer conversion in March 1997 and the Westport acquisition in December 1996.

Increases for the three-month and six-month periods ended June 30, 1997 compared to the same period in 1996 occurred in outside services which increased $1.2 million and $2.0 million, respectively, related to payments for computer processing and other data processing services and amortization of intangibles which increased $522 and $1.2 million, respectively, due to the acquisitions of Hometown and UST/Bank Connecticut in the second half of 1996, which were accounted for under the purchase method of accounting and are being amortized over a 10 year period.

The Company's effective tax rate for the three-month and six-month periods ended June 30, 1997 was 40.3% and 39.2%, respectively. This compares with an effective tax rate for the comparable periods in 1996 of 38.9% and 38.7%. The slight increase in the effective tax rate is primarily due to the increase in non-deductible intangibles as a result of the recent acquisitions.

   FINANCIAL CONDITION

Total assets at June 30, 1997, were $3.00 billion, a decrease of $113.9 million or 3.6% from $3.12 billion of assets at December 31, 1996, as restated for all poolings. The securities portfolio has decreased 7% or $62.0 million from $936.4 million at December 31, 1996 to $874.4 million at June 30, 1997 due primarily to maturities and principal repayments. Total Loans decreased $48.4 million, or 3% to $1.84 billion at June 30, 1997 from $1.88 billion at December 31, 1996 reflecting declines in residential mortgage loans where most new originations are being sold and consumer credit loans where indirect lending has been phased out. The Shoppers Charge receivables increased $23.6 million from December 31, 1996 to June 30, 1997 due to the purchase of credit card receivables in early May 1997. Shoppers Charge purchased approximately $30 million of receivables along with a $2.4 million allowance for possible loan losses. Other real estate owned decreased $2.8 million or 50% from $5.6 million at December 31, 1996 to $2.8 million at June 30, 1997 as management continues to focus on asset quality. Intangibles, net of amortization, decreased from $29.2 million at December 31, 1996 to $26.8 million at June 30, 1997 as the intangibles related to acquisitions are amortized over periods ranging from 5 to 10 years.

Deposits decreased 9% from $2.59 billion at December 31, 1996, to $2.37 billion at June 30, 1997. The Company generally anticipates deposit shrinkage following acquisitions as the rates on deposits of the acquired companies are conformed to rates generally offered by the Company. Total borrowings increased $45.3 million from $188.0 million at December 31, 1996 to $233.3 million at June 30, 1997. This increase is due primarily to an increase in short-term advances from the Federal Home Loan Bank. Total stockholders' equity at June 30, 1997 was $211.7 million compared to $206.3 million at December 31, 1996. The increase in stockholders' equity is primarily attributable to $23.5 million in earnings for the six-month period offset by $8.6 million of cash dividends, the change in the unrealized gain on securities available for sale of $1.3 million, and the purchase of $10.2 million in treasury shares to fund the exercise of stock options and Warrants along with the conversion of some convertible preferred stock.

On January 31, 1997, the Company placed $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The net proceeds are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

The Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at June 30, 1997, and the minimum regulatory guidelines for such capital ratios are as follows:

                                               Ratios at        Regulatory
                                             June 30, 1997      Guidelines*
                                             -------------      -----------
     Tier I Risk-Based Capital ..........        11.7%              6.0%
     Total Risk-Based Capital ...........        18.2%             10.0%
     Tier 1 Leverage Ratio ..............         7.7%              5.0%

----------

* For qualification as a well-capitalized institution.

                           PART II. OTHER INFORMATION


Items 1 through 3 are not applicable or the responses are negative

Item 4:

(a)  The Annual Meeting of shareholders of HUBCO, Inc. was held on April 18,
     1997.

(b) The names of the directors who are nominees for election for the 1997 Annual Meeting and the names of the directors whose terms extend beyond the 1997 Annual Meeting are set forth in the tables below.

     Nominees for 1997 Annual Meeting:
              Robert J. Burke                     Donald P. Calcagnini
              Thomas R. Farley                    Robert B. Goldstein
              Charles F.X. Poggi                  David A. Rosow
              John H. Tatigian

     Directors whose terms extend beyond this Annual Meeting:
              Joan David                          Bryant D. Malcolm
              W. Peter McBride                    Sister Grace Frances Strauber
              James E. Schierloh                  Kenneth T. Neilson, Chairman,
                                                  President and CEO

(c) The following is a brief description as well as the tabulation of votes for each of the matters which were voted upon at the 1997 Annual Meeting.

1. Election of the following seven persons as directors of HUBCO.

                                          For              Authority Withheld
                                          ---              -----------------
           Robert J. Burke             18,936,659                 91,455
           Donald P. Calcagnini        18,925,794                102,230
           Thomas R. Farley            18,934,268                 93,757
           Robert B. Goldstein         18,923,419                104,605
           Charles F.X. Poggi          18,936,659                 91,455
           David A. Rosow              18,929,147                 98,877
           John H. Tatigian            18,936,659                 91,455

(d) not applicable

Item 5: Not applicable

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

     (3)(i) The By-Laws of HUBCO, Inc. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit (3b).

(b) not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUBCO, Inc.



August 14, 1997                           /s/ KENNETH T. NEILSON
-----------------------------------       --------------------------------------
Date                                          Kenneth T. Neilson
                                              Chairman, President & Chief
                                              Executive Officer


August 14, 1997                           /s/ JOSEPH F. HURLEY
-----------------------------------       --------------------------------------
Date                                          Joseph F. Hurley
                                              Executive Vice President &
                                              Chief Financial Officer