Form 10-Q
period 1997-09-30
HUBCO INC
filed 1997-11-14
CIK 703559

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

                For the quarterly period ended September 30, 1997

                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days    Yes   X     No
                                          ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each, of the issuer's classes of common stock, as of the last practicable date:

     21,360,201 shares, no par value, outstanding as of November 11, 1997.

================================================================================

                          HUBCO, INC. AND SUBSIDIARIES

                                   ----------

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheets
        At September 30, 1997 and December 31, 1996.....................    1

        Consolidated Statements of Income
        For the three-months and nine-months ended
        September 30, 1997 and 1996.. ..................................   2-3

        Consolidated Statements of Cash Flows
        For the nine-months ended
        September 30, 1997 and 1996.....................................    4

        Notes to Consolidated Financial Statements......................   5-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...................   8-12


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................    13

        Signatures......................................................    14


PART III.  FINANCIAL DATA SCHEDULE .....................................    15

                          HUBCO, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                        (In Thousands Except Share Data)

                                                           September 30,     December 31,
                                                               1997              1996
                                                           ------------      ------------
ASSETS
Cash and due from banks ..................................  $  165,157        $  128,868
Federal funds sold .......................................     100,000            24,200
                                                            ----------        ----------
        TOTAL CASH AND CASH EQUIVALENTS ..................     265,157           153,068

Securities available for sale, at market value ...........     653,879           655,492
Securities held to maturity, at cost (market value of
  $234,822 and $279,610 in 1997 and 1996, respectively) ..     232,970           280,914

Loans:
  Real estate mortgage ...................................   1,018,258         1,085,720
  Commercial and financial ...............................     469,069           499,004
  Consumer credit ........................................     210,916           237,872
  Credit card ............................................      83,171            61,759
                                                            ----------        ----------
       TOTAL LOANS .......................................   1,781,414         1,884,355

  Less: Allowance for possible loan losses ...............     (37,622)          (35,153)
                                                            ----------        ----------
       NET LOANS .........................................   1,743,792         1,849,202
Premises and equipment, net ..............................      42,501            43,510
Other real estate owned ..................................       3,531             5,651
Intangibles, net of amortization .........................      25,578            29,225
Other assets .............................................      78,626            98,625
                                                            ----------        ----------
       TOTAL ASSETS ......................................  $3,046,034        $3,115,687
                                                            ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing ...................................  $  581,402        $  622,719
  Interest bearing .......................................   1,716,919         1,969,373
                                                            ----------        ----------
       TOTAL DEPOSITS ....................................   2,298,321         2,592,092
Borrowings ...............................................     362,354           187,979
Other liabilities ........................................      23,466            29,283
                                                            ----------        ----------
       TOTAL LIABILITIES .................................   2,684,141         2,809,354
                                                            ----------        ----------
Subordinated Debt ........................................     100,000           100,000
Company-obligated mandatorily redeemable Preferred
  Series B Capital Securities of a Subsidiary trust
  holding solely junior subordinated debendures
  of the Company .........................................      50,000              --
                                                            ----------        ----------
Commitments and contingencies
Stockholders' equity:
  Convertible Preferred Stock-Series B, no par value;
    authorized 10,300,000 shares; 22,159 shares issued
    and outstanding in 1997 and 39,600 shares
    issued and outstanding in 1996 .......................       2,216             3,960
  Common stock, no par value; authorized 51,500,000
    shares; 22,273,202 issued and outstanding in
    1997 and 1996 ........................................      38,448            38,448
  Additional paid-in capital .............................      83,959           104,233
  Retained earnings ......................................      80,518            56,968
  Restricted stock awards ................................        (486)             (279)
  Unrealized gain on securities
    available for sale, net of income taxes ..............       7,238             3,003
                                                            ----------        ----------
       TOTAL STOCKHOLDERS' EQUITY ........................     211,893           206,333
                                                            ----------        ----------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..........  $3,046,034        $3,115,687
                                                            ==========        ==========


                 See notes to consolidated financial statements

                          HUBCO, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In Thousands Except Per Share Data)


                                                            Three Months Ended
                                                               September 30,
                                                           ---------------------
                                                            1997          1996
                                                           -------       -------
INTEREST AND FEE INCOME:
Loans ..............................................       $40,285       $36,834
Securities .........................................        13,947        13,144
Other ..............................................           316           184
                                                           -------       -------
       TOTAL INTEREST AND FEE INCOME ...............        54,548        50,162
                                                           -------       -------
INTEREST EXPENSE:
Deposits ...........................................        12,965        15,589
Borrowings .........................................         2,353         1,320
Subordinated and other debt ........................         3,193           822
                                                           -------       -------
       TOTAL INTEREST EXPENSE ......................        18,511        17,731
                                                           -------       -------
       NET INTEREST INCOME .........................        36,037        32,431
PROVISION FOR POSSIBLE LOAN LOSSES .................         1,925         1,679
                                                           -------       -------
       NET INTEREST INCOME AFTER PROVISION
         FOR POSSIBLE LOAN LOSSES ..................        34,112        30,752

NON-INTEREST INCOME:
  Trust department income ..........................           766           780
  Service Charges on deposit accounts ..............         3,285         3,817
  Securities gains .................................         2,341           109
  Shoppers charge fee income .......................         2,658         1,141
  Other income .....................................         1,444         1,391
                                                           -------       -------
       TOTAL NON-INTEREST INCOME ...................        10,494         7,238
                                                           -------       -------
NON-INTEREST EXPENSE:
  Salaries .........................................         7,713         8,996
  Pension and other employee benefits ..............         2,074         2,603
  Occupancy expense ................................         2,352         1,944
  Equipment expense ................................         1,581         1,178
  Deposit insurance and other insurance ............           233           306
  Outside services .................................         3,724         3,058
  Other real estate owned expense ..................           437           563
  Amortization of intangibles ......................         1,199           777
  Other ............................................         3,714        15,490
                                                           -------       -------

       TOTAL NON-INTEREST EXPENSE ..................        23,027        34,915
                                                           -------       -------
       INCOME BEFORE INCOME TAXES ..................        21,579         3,075
PROVISION FOR INCOME TAXES .........................         8,686         1,087
                                                           -------       -------
       NET INCOME ..................................       $12,893       $ 1,988
                                                           =======       =======
NET INCOME PER COMMON SHARE: .......................       $  0.55       $  0.08

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING: ...................        23,302        23,967


                 See notes to consolidated financial statements

                          HUBCO, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In Thousands Except Per Share Data)


                                                             Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                            1997          1996
                                                          --------      --------
INTEREST AND FEE INCOME:
Loans ..............................................      $120,579      $110,249
Securities .........................................        43,860        39,092
Other ..............................................           810           592
                                                          --------      --------
       TOTAL INTEREST AND FEE INCOME ...............       165,249       149,933
                                                          --------      --------
INTEREST EXPENSE:
Deposits ...........................................        41,000        46,978
Borrowings .........................................         8,558         3,686
Subordinated and other debt ........................         9,214         1,827
                                                          --------      --------
       TOTAL INTEREST EXPENSE ......................        58,772        52,491
                                                          --------      --------
       NET INTEREST INCOME .........................       106,477        97,442
PROVISION FOR POSSIBLE LOAN LOSSES .................         5,027         6,675
                                                          --------      --------
       NET INTEREST INCOME AFTER PROVISION
         FOR POSSIBLE LOAN LOSSES ..................       101,450        90,767

NON-INTEREST INCOME:
  Trust department income ..........................         2,313         2,269
  Service charges on deposit accounts ..............        10,263        10,627
  Securities gains .................................         5,461         1,033
  Shoppers Charge fee income .......................         6,019         3,556
  Other income .....................................         4,937         4,430
                                                          --------      --------
       TOTAL NON-INTEREST INCOME ...................        28,993        21,915
                                                          --------      --------
NON-INTEREST EXPENSE:
  Salaries .........................................        24,058        26,478
  Pension and other employee benefits ..............         6,929         7,379
  Occupancy expense ................................         7,248         7,542
  Equipment expense ................................         4,505         3,682
  Deposit insurance and other insurance ............           886           902
  Outside services .................................        11,624         8,968
  Other real estate owned expense ..................         1,427         2,242
  Amortization of intangibles ......................         3,732         2,119
  Other ............................................         9,756        24,125
                                                          --------      --------
       TOTAL NON-INTEREST EXPENSE ..................        70,165        83,437
                                                          --------      --------
       INCOME BEFORE INCOME TAXES ..................        60,278        29,245
PROVISION FOR INCOME TAXES .........................        23,860        11,208
                                                          --------      --------
       NET INCOME ..................................      $ 36,418      $ 18,037
                                                          ========      ========

NET INCOME PER COMMON SHARE: .......................      $   1.55      $   0.75

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING: ...................        23,471        24,070


                 See notes to consolidated financial statements

                          HUBCO, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)


                                                            Nine Months Ended
                                                              September 30,
                                                          ----------------------
                                                             1997        1996
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................  $  36,418   $  18,037
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses ...............      5,027       6,675
      Provision for depreciation and amortization ......      7,786       8,157
      Amortization of security premiums, net ...........        484       1,333
      Securities gains .................................     (5,461)     (1,033)
      (Gain) loss on sale of premises and equipment ....        (64)          5
      Deferred income tax provision ....................       --         2,488
  Decrease in other assets .............................     19,846      27,432
  (Decrease) in other liabilities ......................     (8,024)       (492)
                                                          ---------   ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....     56,012      62,602
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities:
    Available for sale .................................     65,861      60,252
  Proceeds from repayments and maturities of securities:
    Available for sale .................................     89,073     129,027
    Held to maturity ...................................     56,159      58,486
  Purchases of securities:
    Available for sale .................................   (149,448)   (350,370)
    Held to maturity ...................................       --       (27,417)
  Net cash acquired through acquisitions ...............       --        77,187
  Net decrease (increase) in loans .....................    100,383     (47,743)
  Proceeds from sales of premises and equipment ........        104       1,233
  Purchases of premises and equipment ..................     (2,921)     (4,208)
  Decrease in other real estate ........................      2,117       4,470
                                                          ---------   ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ....    161,328     (99,083)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in demand deposits,
    NOW accounts and savings accounts ..................   (140,015)   (116,295)
  Net decrease in certificates of deposits .............   (153,756)    (52,196)
  Net increase in short-term borrowings ................    174,375     127,950
  Net proceeds from issuance of:
    Capital trust securities ...........................     49,250        --
    Subordinated debentures ............................       --        73,738
  Proceeds from issuance of common stock ...............      2,168         785
  Cash dividends .......................................    (12,868)    (11,055)
  Acquisition of treasury stock ........................    (24,405)    (17,254)
                                                          ---------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ....   (105,251)      5,673
                                                          ---------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......    112,089     (30,808)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......    153,068     221,091
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............  $ 265,157   $ 190,283
                                                          =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for--
  Interest .............................................  $  60,343   $  49,008
  Income taxes .........................................     19,162      10,057
                                                          =========   =========


                See notes to Consolidated Financial Statements.

                           HUBCO INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements of HUBCO, Inc. and Subsidiaries ("HUBCO" or "the Company") include the accounts of the parent company, HUBCO, Inc. and its wholly-owned subsidiaries: Hudson United Bank ("Hudson United Bank"), Lafayette American Bank ("Lafayette"), and HUB Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE B -- INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of the preferred stock and the number of shares issuable upon the exercise of warrants. Shares issuable upon the exercise of options are not included in the calculation of net income per share since their effect is not material. All common share data has been retroactively restated to reflect all stock splits and stock dividends, including the 3% stock dividend declared October 9, 1997 and payable December 1, 1997 to stockholders of record as of November 13, 1997.

The Company plans to adopt Statement of Financial Accounting Standards No. 128- "Earnings Per Share" in the fourth quarter of 1997, the impact of which is not expected to be material.


NOTE C -- ACQUISITIONS

On August 18, 1997, HUBCO executed a Definitive Agreement with The Bank of Southington ("Southington"), to merge Southington into Lafayette. In the merger, each share of Southington common stock will be exchanged for HUBCO common stock valued at $21.00, provided that the median closing sales price of HUBCO common stock during a pricing period prior to closing is between $26.70 and $33.98. If the median HUBCO common stock price during the pricing period is at or above $33.98, Southington shareholders will receive .618 of a share of HUBCO for each share of Southington common stock. If the median HUBCO price during the pricing period is at or below $26.70, Southington shareholders will receive .787 of a share of HUBCO for each share of Southington common stock. Southington is a $135 million asset bank and trust company headquartered in Southington, Connecticut. The transaction will be accounted for by HUBCO as a pooling of interests.

On August 27, 1997, HUBCO and Security National Bank & Trust Company of New Jersey ("Security National") signed a definitive agreement to merge Security National into Hudson United Bank. In the merger, shareholders of Security National will receive $34.00 in cash for each share of Security National common stock. Security National is an $86 million asset bank and trust company headquartered in Newark, New Jersey. The transaction will be accounted for by HUBCO as a purchase.

On October 22, 1997, HUBCO and Poughkeepsie Financial Corp, ("Poughkeepsie") signed a definitive agreement to merge Poughkeepsie into HUBCO. In the merger, each share of Poughkeepsie common stock will be exchanged for HUBCO common stock valued at $10.00, provided that the median pre-closing price of HUBCO common stock during a pricing period prior to closing is between $31.25 and $33.33. If the median pre-closing price of HUBCO common stock during the period is at or above $33.33, Poughkeepsie shareholders will receive .30 of a share of HUBCO common stock for each share of Poughkeepsie common stock. If the median pre-closing price of HUBCO common stock during the period is below $31.25, Poughkeepsie shareholders will receive .32 of a share of HUBCO common stock for each share of Poughkeepsie common stock. Poughkeepsie is the holding company of Bank of the Hudson, an $880 million asset institution headquartered in Poughkeepsie, New York. Bank of the Hudson will be maintained by HUBCO as its New York subsidiary. The transaction will be accounted for by HUBCO as a pooling of interests.


NOTE D -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SERIES B
          CAPITAL SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY
          JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

On January 31, 1997, the Company placed $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital
Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, that is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior Subordinated Debentures due 2027 of HUBCO. The net proceeds of the offering are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.


NOTE E -- STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, loan loss provisions, and customer retention. The Company assumes no obligation for updating any such forward-looking statements at any time.


NOTE F -- YEAR 2000 COMPLIANCE

The Company, through its servicing subsidiary, established a "Year 2000 Team" which is responsible for ensuring implementation of the required change to the Date of Century format for all software programs used by the Company. The management of the Company anticipates that they will be in Year 2000 compliance before the beginning of the new century. The Company has not incurred significant expenses related to this project and does not anticipate the impact will be material.


NOTE G -- SECURITIES

The following table presents the amortized cost and estimated market value of securities available-for sale and held-to maturity at the dates indicated:


                                          September 30, 1997
                             ----------------------------------------------
                                            Gross Unrealized      Estimated
                             Amortized    -------------------       Market
                                Cost       Gains     (Losses)       Value
                              --------    -------     -------     --------
AVAILABLE FOR SALE
U.S. Government ..........    $ 61,386    $   803     $   (10)    $ 62,179
U.S. Government
  agencies ...............     450,179      2,279      (1,475)     450,983
States and political
  subdivisions ...........       9,695        111          (9)       9,797
Other debt securities ....      61,735        402        (129)      62,008
Equity securities ........      58,703     10,213          (4)      68,912
                              --------    -------     -------     --------
                              $641,698    $13,808     $(1,627)    $653,879
                              ========    =======     =======     ========


                                          September 30, 1997
                             ----------------------------------------------
                                            Gross Unrealized      Estimated
                             Amortized    -------------------       Market
                                Cost       Gains     (Losses)       Value
                              --------    -------     -------     --------
HELD TO MATURITY
U.S. Government ..........    $ 42,041    $   603     $  --       $ 42,644
U.S. Government
  agencies ...............     190,929      2,355      (1,106)     192,178
                              --------    -------     -------     --------
                              $232,970    $ 2,958     $(1,106)    $234,822
                              ========    =======     =======     ========

                                          December 31, 1996
                             ----------------------------------------------
                                            Gross Unrealized      Estimated
                             Amortized    -------------------       Market
                                Cost       Gains     (Losses)       Value
                              --------    -------     -------     ---------
AVAILABLE FOR SALE
U.S. Government ..........    $ 85,403    $  535     $   (51)     $ 85,887
U.S. Government
  agencies ...............     496,370     3,118      (3,376)      496,112
States and political
  subdivisions ...........      11,575         6          (2)       11,579
Other debt securities ....       4,344        53         (11)        4,386
Equity securities ........      52,730     5,088        (290)       57,528
                              --------    ------     -------      --------
                              $650,422    $8,800     $(3,730)     $655,492
                              ========    ======     =======      ========


                                          December 31, 1996
                             ----------------------------------------------
                                            Gross Unrealized      Estimated
                             Amortized    -------------------       Market
                                Cost       Gains     (Losses)       Value
                              --------    -------     -------     ---------
HELD TO MATURITY
U.S. Government ..........    $ 76,837    $  326     $   (21)     $ 77,142
U.S. Government
  agencies ...............     204,077     1,508      (3,117)      202,468
                              --------    ------     -------      --------
                              $280,914    $1,834     $(3,138)     $279,610
                              ========    ======     =======      ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes. All dollar amounts, other than per share information, are presented in thousands unless otherwise noted. All Common Share data has been retroactively restated to reflect all stock splits and stock dividends, including the 3% stock dividend declared October 9, 1997 and payable December 1, 1997 to Stockholders of record as of November 13, 1997.





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


RESULTS OF OPERATIONS

OVERVIEW

Net income for the three-month period ended September 30, 1997 was $12.9 million compared to net income of $2.0 million for the three-month period ended September 30, 1996, or an increase of 21% compared to net income of $10.6 million excluding merger related, restructuring and SAIF recapitalization charges. Earnings per share was $.55 for the third quarter of 1997 compared to $.08 for the same period in 1996, or an increase of 24% when compared to earnings per share of $.45 exluding excluding merger related, restructuring and SAIF recapitalization charges. Return on average equity and return on average assets were 24.60% and 1.75%, respectively, for the three-month period ended September 30, 1997 compared to 3.97% and .28%, respectively, for the same period in 1996, or 21.23% and 1.51% exluding merger related, restructuring and SAIF recapitalization charges.

Net income for the nine-month period ended September 30, 1997 was $36.4 million or $1.55 per share compared to $18.0 million or $0.75 per share for the same period in 1996, or an increase of 29% when compared to net income of $28.1 million for the nine-month period ended September 30, 1996 excluding merger related, restructuring and SAIF recapitalization charges. Return on average equity and return on average assets were 23.44% and 1.62%, respectively, for the nine-month period ended September 30, 1997 compared to 11.67% and .87%, respectively, for the same period in 1996, or 18.21% and 1.36% exluding merger related, restructuring and SAIF recapitalization charges.

NET INTEREST INCOME

Net interest income for the three-month and nine-month periods ended Septmeber 30, 1997 was $36.0 million and $106.5 million compared to $32.4 million and $97.4 million for the same periods in 1996. This represents an increase of $3.6 million or 11% for the three-month period and an increase of $9.0 million or 9% for the nine-month period. The net interest margin for the three-month and nine-month periods ended September 30, 1997 was 5.38% and 5.22%, respectively, compared to 5.02% and 5.14%, respectively, for the same periods in 1996.

Interest income for the nine-month period ended September 30, 1997 compared to the same period in 1996, increased $15.3 million, or 10% while interest expense increased $6.3 million, or 12%. The increased interest expense was primarily attributable to the $75.0 million of 8.20% subordinated debt which was issued in September 1996 and the $50.0 million of 8.98% capital trust securities issued in January 1997, as well as an increase of $100.2 million in average short-term borrowings.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses for the three-month and nine-month periods ended September 30, 1997 was $1.9 million and $5.0 million compared to $1.7 million and $6.7 million in 1996. The Company performs an evaluation of the adequacy of the allowance for loan losses each quarter. The results of this analysis and the expectation of potential credit losses and economic conditions are some of the factors which determine the required quarterly provision. In connection with the purchase of credit card receivables by Shoppers Charge, $2.8 miilion of allowance for potential credit losses was also acquired. Management believes that the allowance at September 30, 1997 of $37.6 million, or 2.11% of total loans and 116% of non-performing loans, is adequate. Comparative ratios for September 30, 1996 and December 31, 1996 are 1.83% and 95% and 1.87% and 111%, respectively.

Non-performing assets as a percentage of total assets at September 30, 1997 was 1.18% compared to 1.20% at December 31, 1996. The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:


                             ASSET QUALITY SCHEDULE
                                 (In Thousands)

                                                          9/30/97      12/31/96
                                                          -------      --------
Non-Accrual Loans:
  Commercial .......................................      $11,047      $10,212
  Real Estate ......................................       19,224       17,299
  Consumer .........................................        1,621        1,518
                                                          -------      -------
       Total Non-Accrual Loans .....................       31,892       29,029
Renegotiated Loans .................................          616        2,779
                                                          -------      -------
       Total Non-Performing Loans ..................       32,508       31,808
Other Real Estate ..................................        3,531        5,651
                                                          -------      -------
       Total Non-Performing Assets .................      $36,039      $37,459
                                                          =======      =======

                                 (In Thousands)

                                                          9/30/97     12/31/96
                                                          --------    --------
Non-Accrual Loans to Total Loans ...................         1.79%       1.54%
Non-Performing Assets to Total Assets ..............         1.18        1.20
Allowance for Loan Losses to Non-Accrual Loans .....       117.97      121.10
Allowance for Loan Losses to Non-Performing Loans ..       115.73      110.51

Loans Past Due 90 Days or More and Accruing:
   Commercial ......................................       $3,169      $2,921
   Real Estate .....................................        2,700       3,292
   Consumer ........................................        1,268         832
   Credit Cards ....................................        2,247       1,486
                                                           ------      ------
       Total Past Due Loans ........................       $9,384      $8,531
                                                           ======      ======

The following table presents the activity in the allowance for possible loan losses for the periods indicated:

                                            Summary of Activity in the Allowance
                                                 Broken Down by Loan Category
                                            -----------------------------------
                                             Nine Months Ended      Year Ended
                                                  9/30/97            12/31/96
                                            -------------------    ------------
                                                 (In Thousands of Dollars)

Amount of Loans Outstanding ................    $1,781,414         $1,884,355
Daily Average Amount of Loans ..............    $1,833,612         $1,723,335

Balance of Allowance for
  Possible Loan Losses at
  Beginning of Period ......................    $   35,153         $   30,105

Loans Charged Off:
  Real Estate -- Mortgage ..................        (1,668)            (4,580)
  Commercial ...............................        (3,132)            (6,477)
  Consumer .................................        (3,720)            (3,164)
                                                ----------         ----------
       Total Loans Charged Off .............        (8,520)           (14,221)
                                                ----------         ----------

Recoveries of Loans Previously Charged Off:
  Real Estate -- Mortgage ..................           341                776
  Commercial ...............................         1,803                469
  Consumer .................................         1,018              1,071
                                                ----------         ----------
       Total Recoveries ....................         3,162              2,316
                                                ----------         ----------

                                            Summary of Activity in the Allowance
                                                 Broken Down by Loan Category
                                                        (Continued)
                                            -----------------------------------
                                             Nine Months Ended      Year Ended
                                                  9/30/97            12/31/96
                                            -------------------    ------------
                                                 (In Thousands of Dollars)

Net Loans Charged Off ......................      (5,358)             (11,905)
Reserves Acquired in Purchase Transaction ..       2,800                4,658
Provision for Possible Loan Losses .........       5,027               12,295
                                                 -------             --------
Balance at End of Period ...................     $37,622             $ 35,153
                                                 =======             ========
Ratio of Annualized Net Loans Charged-Off
  During Period to Average
  Loans Outstanding ........................        .39%                 .69%
                                                    ====                 ====


Non-interest income increased 45% or $3.3 million from $7.2 million for the third quarter of 1996 to $10.5 million the same period in 1997, and increased 32% or $7.1 million from $21.9 milliom for the nine-months ended September 30, 1996 to $29.0 million for the same period in 1997. This increase in non-interest income from 1996 to 1997 relates primarily to increased security gains, international fees, fees from Shoppers Charge and other miscellaneous income.

Non-interest expense decreased $11.9 million or 34% from $34.9 million for the third quarter of 1996 to $23.0 million for the third quarter of 1997 and decreased $13.3 million or 16% from $83.4 million for the nine-months ended September 30, 1996 to $70.2 million for the same period in 1997. Reductions were realized for the three-months and nine-months ended September 30, 1997 in salaries and employee benefits, deposit and other insurance, other real estate owned expense and other expenses. Excluding merger related, restructuring and SAIF recapitalization charges, non-interest expense for the three-months and nine-months ended September 30, 1997 increased $450 or 2% and $1.1 million or 2%, respectively, due primarily to the Hometown and UST acquisitions in August and November 1996 which were not included in 1996 non-interest expense prior to acquisition date, and cost savings initiatives following the Lafayette and Westport acquisitions in July and December 1996 which were accounted for as pooling of interests.

Increases for the three-month and nine-month periods ended Septmeber 30, 1997 compared to the same period in 1996 occurred primarily in outside services which increased $666 and $2.7 million, respectively, related to payments for computer processing and other data processing services and amortization of intangibles which increased $422 and $1.6 million, respectively, due to the acquisitions of Hometown and UST/Bank Connecticut in the later half of 1996, which were accounted for under the purchase method of accounting and are being amortized over a 10 year period.

The Company's effective tax rate for the three-month and nine-month periods ended September 30, 1997 was 40.3% and 39.6%, respectively. This compares with an effective tax rate for the comparable periods in 1996 of 35.4% and 38.3%. The increase in the effective tax rate is primarily due to the increase in non-deductible intangibles as a result of the recent acquisitions.

FINANCIAL CONDITION

Total assets at September 30, 1997, were $3.05 billion, a decrease of $69.7 million or 2% from $3.12 billion of assets at December 31, 1996. The securities portfolio decreased 5% or $49.6 million from $936.4 million at December 31, 1996 to $886.8 million at September 30, 1997 due primarily to maturities and principal repayments. Total loans decreased $102.9 million, or 5% to $1.78 billion at September 30, 1997 from $1.88 billion at December 31, 1996 reflecting declines primarily in residential mortgage loans where most new originations are being sold and consumer credit loans where indirect lending has been phased out. The Shoppers Charge receivables increased $21.4 million from December 31, 1996 to September 30, 1997 due to the purchase of credit card receivables in the second quarter of 1997. Other real estate owned decreased $2.1 million or 38% from $5.6 million at December 31, 1996 to $3.5 million at September 30, 1997 as management continues to focus on asset quality. Intangibles, net of amortization, decreased from $29.2 million at December 31, 1996 to $25.6 million at September 30, 1997 as the intangibles related to acquisitions are amortized over periods ranging from 5 to 10 years.

Deposits decreased 11% from $2.59 billion at December 31, 1996, to $2.30 billion at September 30, 1997. The Company generally anticipates deposit shrinkage following acquisitions as the rates on deposits of the acquired companies are conformed to rates generally offered by the Company. Total borrowings increased $174.4 million from $188.0 million at December 31, 1996 to $362.4 million at September 30, 1997. This increase is due primarily to an increase in repurchase agreements and short-term advances from the Federal Home Loan Bank. Total stockholders' equity at September 30, 1997 was $211.9 million compared to $206.3 million at December 31, 1996. The increase in stockholders' equity is primarily attributable to $36.4 million in earnings for the nine-month period and the change in the unrealized gain on securities available for sale of $4.2 million,, offset by $12.9 million of cash dividends and the purchase of $24.4 million in treasury shares to fund the conversion of some convertible preferred stock and the exercise of some options and warrants.

On January 31, 1997, the Company placed $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The net proceeds of the offering are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

The Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at September 30, 1997, and the minimum regulatory guidelines for such capital ratios are as follows:

                                              Ratios at         Regulatory
                                         September 30, 1997     Guidelines*
                                         ------------------     -----------

     Tier I Risk-Based Capital ..........       12.3%               6.0%
     Total Risk-Based Capital ...........       18.9%              10.0%
     Tier 1 Leverage Ratio ..............        7.8%               5.0%

----------

* For qualification as a well-capitalized institution.

                           PART II. OTHER INFORMATION


Items 1 through 5 are not applicable or the responses are negative

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits--not applicable

(b)  Reports on form 8-K
     (1) On August 21, 1997, HUBCO filed a Form 8-K Item 5 (date of earliest event--August 18, 1997), to announce the signing of a definitive agreement with The Bank of Southington ("Southington"), whereby Southington will be merged with and into Lafayette American Bank and Trust Company.

     (2) On October 23, 1997, HUBCO filed a Form 8-K Item 5 (date of earliest event--October 23, 1997), to announce the signing of a definitive agreement with Poughkeepsie Financial Corp. ("Poughkeepsie") and Bank of the Hudson, under which HUBCO will acquire Poughkeepsie in a stock for stock exchange.

        (a) not applicable

        (b) not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUBCO, Inc.


November 14, 1997                         /s/ KENNETH T. NEILSON
-----------------                         --------------------------------------
Date                                      Kenneth T. Neilson
                                          Chairman, President &
                                          Chief Executive Officer


November 14, 1997                         /s/ JOSEPH F. HURLEY
----------------                          --------------------------------------
Date                                      Joseph F. Hurley
                                          Executive Vice President &
                                          Chief Financial Officer