Form 10-K/A
period 1996-12-31
HUBCO INC
filed 1998-01-30
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K/A
                                (Amendment No. 2)

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 or 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

              X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             ----    OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1996

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             ----    of the SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ------------ to ------------

                             Commission file number
                                                   -------------------
                                   HUBCO, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New Jersey                                22-2405746
-------------------------------            ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                            1000 MacArthur Boulevard
                            Mahwah, New Jersey 07430
    -------------------------------------------------------------------------
    (Address, including zip code of registrant's principal executive offices)

                                 (201) 236-2600
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                           --------------------------
                           Common Stock, no par value
                            Series A Preferred Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---
         The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of March 26, 1997 was $477,151,051.

         The number of shares of Registrant's Common Stock, no par value, outstanding as of March 26, 1997 was 21, 522,484.

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

                  Report of Independent Public Accountants which has been modified and is included herein as Exhibit 99. This supersedes the Report of Independent Public Accountants filed as part of HUBCO's 1996 Annual Report incorporated by reference into this 10-K.

                  Consolidated Balance Sheets at December 31, 1996 and 1995

                  Consolidated Statements of Income for the Years Ended December 31, 1995 and 1994

                  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements.

       Schedules  to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)       (3)     Exhibits

          List of Exhibits

          +  (3a) The Restated Certificate of Incorporation of HUBCO, Inc. filed
                  January 31, 1997.

          +  (3b) The By-Laws of HUBCO, Inc.

          +  (4a) Indenture  dated as of January 14, 1994  between  HUBCO,
                  Inc. and Summit Bank as Trustee for $25,000,000 7.75% Subordinated Debentures due 2004. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit (4))

          +  (4b) Indenture  dated as of September 13, 1996 between HUBCO,
                  Inc. and Summit Bank as Trustee for $75,000,000 8.20% Subordinated Debentures due 2006. (Incorporated by reference from the Company's Current Report on Form 8-K dated September 16, 1996.)

          + (4c) Indenture dated January 31, 1997 between HUBCO, Inc. and the Bank of New York as Trustee for $50,000,000 8.98% Junior Subordinated Debentures due February 1, 2027. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1997.)

          + (10a) Agreement  and Plan of Merger  dated as of  February 5,
                  1996, between HUBCO, Inc. and Lafayette American Bank and Trust Company. (Incorporated by reference from the Company's Current Report on Form S-4 dated March 19, 1996.)

          + (10b) Stock Option Agreement dated as of February 5, 1996, between HUBCO, Inc. and Lafayette American Bank and Trust Company. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 6, 1996.)

          + (10c) Agreement and Plan of Merger dated as of April 28, 1996, between HUBCO, Inc., Hudson United Bank, Lafayette American Bank and Trust, Hometown Bancorporation, Inc. and The Bank of Darien. (Incorporated by reference from the Company's Current Report on Form 8-K dated May 2, 1996.)

          + (10d) Stock  Option  Agreement  dated as of April  28,  1996,
                  between  HUBCO,   Inc.  and  Hometown   Bancorporation,   Inc.
                  (Incorporated by reference from the Company's Current Report on Form 8-K dated February 6, 1996.)

          + (10e) Agreement and Plan of Merger dated as of June 21, 1996, between HUBCO, Inc., Hudson United Bank, Lafayette American Bank and Trust, Westport Bancorp, Inc. and The Westport Bank & Trust Company (Incorporated by reference from the Company's Current Report on Form 8-K dated July 2, 1996.)

          + (10f) Stock Option Agreement dated as of June 21, 1996, between HUBCO, Inc. and Westport Bancorp, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated July 2, 1996.)

          + (10g) Change in Control, Severance and Employment Agreement with Kenneth T. Neilson dated January 1, 1997.

          + (10h) Change in Control, Severance and Employment Agreement with D. Lynn Van Borkulo-Nuzzo dated January 1, 1997.

          + (10i) Change in Control, Severance and Employment Agreement with John F. McIlwain dated January 1, 1997.

          + (10j) Change in Control, Severance and Employment Agreement with Karen Foley dated January 1, 1997.

          + (10k) HUBCO  Supplemental  Employees'  Retirement  Plan dated
                  January 1, 1996.

          + (10l) Collective  Bargaining  Agreement with Local 153 of the
                  Office and Professional Employees International Union, dated March 1, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit.)

          + (10m) HUBCO,  Inc.  Directors  Deferred   Compensation  Plan.
                  (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibit.)

          + (10n) Agreement and Plan of Merger dated as of August 18, 1995 among HUBCO, Inc., Hudson United Bank, Growth Financial Corp and Growth Bank. (Incorporated by reference from the Company's Current Report on Form 8-K filed August 24, 1995.)

          + (10o) Agreement and Plan of Merger dated August 15, 1996, between HUBCO, Inc., Lafayette American Bank and Trust, UST Corp. and UST Bank/Connecticut (Incorporated by reference from the Company's Current Report on Form 8-K filed August 22, 1996.)

          + (13) Those portions of HUBCO's 1996 Annual Report which are incorporated by reference into this 10-K.

          +  (22) List of Subsidiaries.

          +  (27) Financial Data Schedule.

          *  (99) Report of Independent Public Accountants.

          +  Previously filed

          *  Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on January 30, 1998

                                  HUBCO, INC.

                              By: KENNETH T. NEILSON
                                  ---------------------------------------
                                  Kenneth T. Neilson, Chairman, President
                                  and Chief Executive Officer