Form 10-K
period 1997-12-31
HUBCO INC
filed 1998-03-31
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM l0-K

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1997

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from _____________ to _____________

                         Commission file number 0-l0699

                                   HUBCO, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

           New Jersey                                        22-2405746
  ----------------------------                            ---------------
  (State or other jurisdiction                            I.R.S. Employer
of Incorporation or organization)                        Identification No.

          1000 MacArthur Blvd.
          Mahwah, New Jersey                                   07430
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code:(201)236-2600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      Common Stock, no par value                       Series B Preferred Stock
      --------------------------                       ------------------------
           (Title of Class)                                (Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |x| NO |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 19, 1998 was $789,756,682.

     The number of shares of Registrant's Common Stock, no par value, outstanding as of March 19, 1998 was 22,648,970.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                                  Part(s) into
        Documents                                             Which Incorporated
        ---------                                             ------------------

Annual Report to Shareholders for the fiscal year
ended December 31, 1997 ("HUBCO's 1997 Annual
Report"),                                                             Part I
pages 8 through 42                                                    Part II

The Registrant's Proxy Statement in connection
with the Annual Meeting of Shareholders to be held
April 22, 1998 ("HUBCO's Proxy Statement for its
1998 Annual Meeting") under the captions
"Elections of Directors", "Executive
Compensation", "Stock Ownership of Management and
Principal Shareholders", "Compensation Committee
Interlocks and Insider Participation" and" Certain
Transactions with Management". Notwithstanding the
foregoing, the information contained in HUBCO's
Proxy Statement for its 1998 Annual Meeting
pursuant to Items 402(k) and 402 (1) of Regulation
S-K is not incorporated by reference and is not to
be deemed part of this report                                         Part III


With the exception of information specifically incorporated by reference, HUBCO's 1997 Annual Report and HUBCO's Proxy Statement for its 1998 Annual Meeting are not to be deemed part of this report.

                                   HUBCO, INC.

                             Form l0-K Annual Report
                   For The Fiscal Year Ended December 31, 1997

                                     PART I

ITEM 1.   BUSINESS

          (a)General Development of Business

HUBCO, Inc. ("HUBCO" or "Registrant" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). HUBCO was organized under the laws of New Jersey in 1982 by Hudson United Bank ("Hudson United") for the purpose of creating a bank holding company for Hudson United. HUBCO directly owns Hudson United, Lafayette American Bank ("Lafayette" and together with Hudson United, the "Banks"). HUBCO is also the indirect owner, through Hudson United and Lafayette, of three investment subsidiaries and five real estate holding companies. In addition, HUBCO, through Hudson United, holds a 50% interest in a data processing and imaged check processing company. Each of HUBCO's direct and indirect subsidiaries is described in Item 1.

          Recent Growth of HUBCO and Subsidiaries

The Company's acquisition philosophy is to seek in-market or contiguous market opportunities which can be accomplished with little or no dilution to earnings. From October 1990 through December 1997, the Company has acquired seventeen institutions, adding to its assets and liabilities a total in excess of $2.7 billion and expanding its branch network from 15 branches to 84 branches. Over $700 million of these assets and liabilities were acquired through government assisted transactions which allowed the Company to reprice deposits, review loans and purchase only those loans which met its underwriting criteria. The balance of the acquisitions were accomplished in traditional negotiated transactions.

The Company completed two acquisitions in the first quarter of 1998 and also has 3 pending acquisitions, 2 which the Company expects to close by the second quarter of 1998 and 1 which the Company expects to close by the third quarter of 1998. The Company also has pending the purchase of 22 branches from First Union National Bank. See also "Management's Discussion and Analysis of Financial Condition and Results of Operation--Acquisition Summary".

          Summary of Acquisitions

The following chart summarizes the acquisitions undertaken by the Company since October 1990. The amounts shown as "Purchase Price" represent either cash paid or the market value of securities issued by HUBCO to the shareholders or owners of the acquired entity:

                                                                   DEPOSITS        LOANS
                                      GOVERNMENT    PURCHASE       ASSUMED        PURCHASED   BRANCHES
INSTITUTION                            ASSISTED      PRICE       (IN MILLIONS)  (IN MILLIONS) ACQUIRED
------------------------------------------------------------------------------------------------------
Mountain Ridge State Bank                Yes     $   325,000       $  47.0        $  12.0         1
Meadowlands National Bank                No          415,000          35.5           22.1         3
Center Savings and Loan Association      Yes          10,000          89.9           78.6         1
Irving Savings and Loan Association      Yes           5,000         161.1           62.4         5
Broadway Bank and Trust Company          Yes       3,406,000         345.7            9.5         8
Pilgrim State Bank                       No        6,000,000         122.9           46.7         6
Polifly Savings Bank                     Yes       6,180,000         104.4            0.5         4
Washington Savings Bank                  No       40,500,000         237.8          168.5         8
Shoppers Charge Accounts                 No       16,300,000             -           55.6         -
Jefferson National Bank                  No        9,700,000          85.0           41.0         4
Urban National Bank                      No       38,200,000         204.0           90.0         9
Growth Financial Corp                    No       25,600,000         110.0          102.0         3
CrossLand Federal Savings Bank           No        3,000,000          60.6              -         3
Lafayette American Bank & Trust          No      120,000,000         647.0          548.0        19
Hometown Bancorporation, Inc.            No       31,600,000         162.0           98.9         2
UST Bank, CT                             No       13,700,000          95.3           70.1         4
Westport Bancorp, Inc.                   No       67,800,000         259.0          183.0         7


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

On November 8, 1993, the Company's Board of Directors approved a stock repurchase plan and authorized management to repurchase up to 10% of its outstanding common stock per year. There is no assurance that the Company will purchase the full amount authorized in any year. The acquired shares are to be held in treasury to be used for stock option and other employee benefit plans, preferred stock conversion, stock dividends or in connection with the issuance of common stock in pending or future acquisitions. During 1997, the Company purchased 2.0 million shares at an aggregate cost of $62.3 million. All of these shares were reissued during 1997, primarily in connection with the conversion of preferred stock to common stock, the 3% stock dividend paid to shareholders of record as of November 13, 1997, and the exercise of stock options.

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

In March, 1997, Hudson United established a directly owned subsidiary called HUB Mortgage Investments, Inc. This wholly owned subsidiary owns approximately $200 million of mortgage loans and operates as a real estate investment trust.

As of December 31, 1997 $320.0 million of Hudson United's investment portfolio is being managed by a subsidiary company, Hendrick Hudson Corp. of New Jersey. This subsidiary was established in 1987 to operate as an investment company under state law.

In February, 1995 HUBCO established a directly owned subsidiary called HUB Investment Services, Inc. This wholly owned subsidiary provided Brokerage Services through an agreement with BFP Financial Partners, Inc. which is a subsidiary of Legg Mason, Inc. During 1996, HUBCO filed to change the name of the company to HUB Financial Services, Inc. and HUB Financial Services, Inc. obtained a series of insurance licenses and sells insurance products. In August, 1997, HUBCO made a capital contribution of this subsidiary to Hudson United. In February of 1998, the agreement with BFP Financial Partners, Inc. was terminated and all brokerage operations ceased. The subsidiary continues to sell insurance products.

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

Lafayette owns two real estate holding companies. AMBA Realty Corporation and AMBA II Realty Corporation were incorporated by Lafayette for the purpose of holding, developing and disposing of properties obtained through foreclosure proceedings. Lafayette also owns LAI Company, which was incorporated for the purpose of investing in the common stock of other Connecticut based financial institutions and is currently inactive.

          Unionization of Hudson United Bank

Hudson United Bank was organized in 1952. Eleven branches are currently unionized. Local 153 of the Office and Professional Employees International Union represents the clerical staff in those eleven branches. Effective March 1, 1996 a three-year collective bargaining agreement was negotiated which provided for a modest increase in wages, increased employee contributions towards the cost of providing health care benefits and consolidation of all bargaining unit jobs into one job description. These eleven branches operate as an open shop and approximately 64% of the employees in these branches are members of the union. The collective-bargaining agreement expires February 28, 1999.

          Regulatory Matters

There are a variety of statutory and regulatory restrictions governing the relations among HUBCO and its subsidiaries:

Capital Adequacy Guidelines and Deposit Insurance

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized", and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

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

As of December 31, 1997, Hudson United Bank had a risk weighted capital ratio of 12.5% and a leverage capital ratio of 7.8% and Lafayette had a risk weighted capital ratio of 13.7% and a leverage capital ratio of 8.4%. These ratios exceed the requirements to be considered a well capitalized institution under the FDIC regulations.

Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with that category. A minimum risk-based capital to risk based assets ratio of 8.00% must be attained. At least one half of an institution's total risk based capital must consist of Tier 1 capital, and the balance may consist of Tier 2, or supplemental, capital. Tier 1 capital consists primarily of common stockholder's equity along with preferred or convertible preferred stock, minus goodwill. Tier 2 capital consists of an institution's allowance for loan and lease losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for loan and lease losses which is considered Tier 2 capital is limited to l.25% of an institution's risk-based assets. As of December 31, 1997, HUBCO's total risk-based capital ratio was 16.6%, consisting of a Tier 1 ratio of 10.3% and a Tier 2 ratio of 6.3%. Both ratios exceed the requirements under these regulations.

In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier l capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-to-200 basis points above the 3% minimum. As of December 31 1997, HUBCO had a leverage capital ratio of 7.1%.

Hudson United and Lafayette are each members of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("Oakar deposits"). Hudson United has approximately $109.6 million of deposits at December 31, 1997 with respect to which Hudson United pays SAIF insurance premiums.

For the first three quarter of 1995, both SAIF-member and BIF-member institutions paid deposit insurance premiums based on a schedule from $0.23 to $0.31 per $100 of deposits. In August, 1995, the FDIC, in anticipation of the BIF's imminent achievement of a required 1.25% reserve ratio, reduced the deposit insurance premium rates paid by BIF-insured banks from a range of $0.23 to $0.31 per $100 of deposits to a range of $0.04 to $0.31 per $100 of deposits. The new rate schedule for the BIF was made effective June 1, 1995. On November 14, 1995, the FDIC voted to reduce annual assessments for the semi-annual period beginning January 1, 1996 to the legal minimum of $2,000 for BIF insured institutions, except for institutions that are not well capitalized and are assigned to the higher supervisory risk categories.

The Economic Growth and Regulatory Reduction Act of 1996 (the "1996 Act"), signed into law on September 30, 1996, included the Deposit Insurance Funds Act of 1996 (the "Funds Act") under which the FDIC was required to impose a special assessment on SAIF assessable deposits to recapitalize the SAIF. As a result of the Funds Act, HUB paid a special assessment of $825,000 for its SAIF deposits, which it accrued in the third quarter of 1996. Under the Funds Act, the FDIC also will charge assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corporation ("FICO") bonds until January 1, 2000, at which time the assessment will be equal. A FICO rate of approximately 1.29 basis points will be charged on BIF deposits, and approximately 6.44 basis points will be charged on SAIF deposits. The 1996 Act instituted a number of other regulatory relief provisions.

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

As a New Jersey chartered commercial bank, Hudson United is subject to the restrictions on the payment of dividends contained in the New Jersey Bank
Act ("NJBA"). Under the NJBA, Hudson United may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. Under the Banking Law of Connecticut (the "BLC"), Lafayette may pay dividends only from its net profits, and the total of all dividends in any calendar year may not (unless specifically approved by the Connecticut Commissioner of Banking) exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct which, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of dividend or other distributions by Hudson United or Lafayette to HUBCO constitutes an unsafe or unsound practice.

HUBCO is also subject Federal Reserve Bank ("FRB") policies which may, in certain circumstances, to limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment which would reduce a holding company's capital below these minimum amounts. At December 31, 1997, Hudson United had $118.9 million available and Lafayette had $11.7 million available for the payment of dividends to HUBCO. At December 31, 1997, HUBCO had $95.5 million available for shareholder dividends, the payment of which would not reduce any of its capital ratios below the minimum regulatory requirements.

Restrictions on Transactions Between HUBCO and its Banking Subsidiaries

The Banking Affiliates Act of 1982, as amended, severely restricts loans and extensions of credit by the Banks to HUBCO and HUBCO affiliates (except affiliates which are banks). In general, such loans must be secured by collateral having a market value ranging from 100% to 130% of the loan, depending upon the type of collateral. Furthermore, the aggregate of all loans from the Banks to HUBCO and its affiliates may not exceed 20% of that Bank's capital stock and surplus and, singly to HUBCO or any affiliate, may not exceed 10% of the Bank's capital stock and surplus. Similarly, the Banking Affiliates Act of 1982 also restricts the Banks in the purchase of securities issued by, the acceptance from affiliates of loan collateral consisting of securities issued by, the purchase of assets from, and the issuance of a guarantee or standby letter-of-credit on behalf of, HUBCO or any of its affiliates.

Holding Company Supervision

Under the Bank Holding Company Act, HUBCO may not acquire directly or indirectly more than 5 percent of the voting shares of, or substantially all of the assets of, any bank without the prior approval of the Federal Reserve Board.

In general, the Federal Reserve Board, under its regulations and the Bank Holding Company Act, regulates the activities of bank holding companies and non-bank subsidiaries of banks. The regulation of the activities of banks, including bank subsidiaries of bank holding companies, generally has been left to the authority of the supervisory government agency, which for Hudson United is the FDIC and the New Jersey Department of Banking and Insurance (the "NJDOBI"), and for Lafayette is the FDIC and the Connecticut Department of Banking (the "CTDOB).

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

On April 17, 1996, New Jersey enacted legislation to opt-in with respect to earlier interstate banking and branching and the entry into New Jersey for foreign country banks. New Jersey did not authorize de novo branching into the state.

In 1995, Connecticut enacted legislation to opt-in with respect to earlier interstate banking and the entry into Connecticut of foreign country banks. Connecticut authorizes de novo branching into the state only if the laws of the home state of the out-of-state bank are reciprocal in that respect.

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

               (b)  Industry Segments

               The Registrant has one industry segment -- commercial banking.

               (c)  Narrative Description of Business

HUBCO exists primarily to hold the stock of its subsidiaries. During most of 1997, HUBCO had two directly-owned subsidiaries -- Hudson United and Lafayette. In addition, HUBCO, through Hudson United, indirectly owns five additional subsidiaries, and HUBCO, through Lafayette, indirectly owns three additional subsidiaries. The historical growth of, and regulations affecting, each of HUBCO's direct and indirect subsidiaries is described in Item 1(a) above, which is incorporated herein by reference.

HUBCO is a legal entity separate from its subsidiaries. The stock of its Banks is HUBCO's principal asset. Dividends from Hudson United and Lafayette are the primary source of income for HUBCO. As explained above in Item 1(a), legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Banks to HUBCO.

Hudson United Bank currently maintains its executive offices in Mahwah, New Jersey. At December 31, 1997, Hudson United operated out of 57 offices primarily in eight northern New Jersey counties. These offices are located in the northern New Jersey counties of Bergen, Essex, Hudson, Morris, Passaic, Middlesex, Somerset and Union. Lafayette maintains its executive offices in Bridgeport, Connecticut. At December 31, 1997, Lafayette operated 27 offices in the southwestern Connecticut counties of New Haven and Fairfield. HUBCO owns a 64,350 square foot building in Mahwah, New Jersey which houses the executive offices of HUBCO and United Financial Services, Inc., which services the Banks' data processing and check processing needs and offers its services to other banks in the Connecticut, New York and New Jersey area.

At December 31, 1997, HUBCO through its subsidiaries had deposits of $2.31 billion, net loans of $1.77 billion and total assets of $3.05 billion. HUBCO ranked 3rd among commercial banks and bank holding companies headquartered in New Jersey in terms of asset size.

Each Bank is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character, including imaged checking, savings, and time deposit accounts, 24-hour telephone banking, trust services, cash management services, safe deposit boxes, insurance, stock, bond, and mutual fund sales, secured and unsecured personal and commercial loans, residential and commercial real estate loans, and international services including import and export needs, foreign currency purchases and letters of credit. The Banks' deposit accounts are competitive in the current environment and include money market accounts and a variety of interest-bearing transaction accounts. In the lending area, the Bank primarily engages in consumer lending, commercial lending and real estate lending, and 3rd party credit card programs.

Hudson United and Lafayette offer a variety of trust services. At December 31, 1997, Hudson's Trust Department had approximately $277.7 million of assets under management or in its custodial control and Lafayette's Trust Department had approximately $559.0 million of assets under management or in its custodial control.

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

Despite intense competition with institutions commanding greater financial resources, the Banks have been able to attract deposits and extend loans. While each Bank may not exceed fifteen percent of its capital in a loan to a single borrower, the Banks have a "house limit" significantly below that level. Each Bank has, on occasion, arranged for participation by other banks in larger loan accommodations.

Hudson United and Lafayette each have focused on becoming an integral part of the community it serves. Officers and employees are incented to meet the needs of their customers and to meet the needs of the local communities served.

HUBCO and its subsidiaries had 833 full-time employees and 187 part-time employees as of December 31, 1997, compared to 827 full-time and 191 part-time employees at the end of 1996, as restated to reflect the institutions acquired and accounted for under the pooling of interests method.

               (d)  Financial Information about foreign and domestic
                      operations and export sales.

                      Not Applicable

               (e)  Executive Officers of the Registrant

The following table sets forth certain information as to each executive officer of HUBCO who is not a director.


Name, Age and
Position with                Officer of        Principal Occupation
    HUBCO                    HUBCO Since       During Past Five Years
-------------------------------------------------------------------------------

D. Lynn Van Borkulo-            1988           Executive Vice President and
 Nuzzo, 48                                      Corporate Secretary, HUBCO,
                                                Hudson United and Lafayette
                                                American

Joseph F. Hurley, 47            1997           Executive Vice President and
                                               Chief Financial Officer

John F. McIlwain, 59            1991           Executive Vice President and
                                               Chief Credit Officer

Thomas R. Nelson, 53            1994           Executive Vice President and
                                               Chief Operating Officer

          (f) Statistical Disclosure Required Pursuant to
              Securities Exchange Act, Industry Guide 3

The statistical disclosures for a bank holding company required pursuant to Industry Guide 3 are contained on the following pages of this Report on Form 10-K (Item I disclosures are contained on page 5 of HUBCO's 1997 Annual Report):

                                                                   PAGES(S) OF
                     ITEM OF GUIDE 3                               THIS REPORT
                     ---------------                               -----------

 II.   Investment Portfolio............................................     16

III.   Loan Portfolio..................................................  17-19

 IV.   Summary of Loan Loss Experience.................................  20-22

  V.   Deposits........................................................     23

 VI.   Return on Equity and Assets.....................................     24

VII.   Short-Term Borrowings...........................................  25-26

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM II

                              INVESTMENT PORTFOLIO

                   Book Value at End of Each Reporting Period

                                                    December 31
                                     -----------------------------------------
                                        1997            1996            1995
                                        ----            ----            ----
                                                   (In Thousands)
U.S. Treasury and Other U.S.
   Government Agencies and
   Corporations                      $670,166         $862,913        $761,376
State and Political Subdivisions        8,469           11,579          10,115
Other Debt Securities                  28,943            4,386          16,627
Common Stock                           70,497           57,529           8,320
                                     -----------------------------------------
   TOTAL                             $778,075         $936,406        $796,438
                                     =========================================


     Maturities and Weighted Average Yield at End of Latest Reporting Period

                                                      Maturing
                     --------------------------------------------------------------------------
                                           After One But      After Five But
                      Within One Year    Within Five Years   Within Ten Years   After Ten Years
                     --------------------------------------------------------------------------
                      Amount    Yield    Amount      Yield   Amount   Yield     Amount   Yield
                     --------------------------------------------------------------------------
U.S. Treasury
and other
U.S. Government
Agencies and
Corporations          $75,476    6.51%   $419,686    6.27%  $78,655   6.56%    $96,349  6.66%

States and Political
Subdivisions            8,272    6.05          --     --        --     --          197  7.50

Other Debt Securities   4,493    5.67         650    7.92       150   6.31      23,650  9.67

Common Stock           70,497    5.04          --                --                 --
                     --------             --------          -------          ---------

     TOTAL           $159,895    5.81%    $566,313   6.27%  $78,805   6.56%   $120,196  7.25%
                     ========             ========          =======           ========

Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO



                                   Types of Loans At End of Each Reporting Period

                                                        December 31
                            -------------------------------------------------------------
                                1997           1996         1995         1994        1993
                                ----           ----         ----         ----        ----
Commercial, Financial,
  and Agricultural          $474,899       $482,064     $416,726     $401,788    $413,974

Real Estate -
  Construction                21,525         25,080       30,186       20,323      19,928

Real Estate -
  Mortgage                 1,106,858      1,206,300    1,055,071      995,921     753,042

Installment                  170,524        170,911      150,039      151,027     116,453
                          ---------------------------------------------------------------

     TOTAL                $1,773,806     $1,884,355   $1,652,022   $1,569,059  $1,303,397
                          ===============================================================

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III
                                 LOAN PORTFOLIO


The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1997. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                         Maturities and Sensitivity to Changes in Interest Rates

                                                  MATURING
                             ---------------------------------------------------
                                            After One       After
                             Within         But Within      Five
                             One Year       Five Years      Years        Total
                             --------       ----------      -----        -----
Commercial, Financial,
  and Agricultural           $186,013       $124,191      $164,695      $474,899

Real Estate Construction       11,943          9,582            --        21,525

Real Estate - Mortgage         18,100         72,390       360,379       450,869
                             ---------------------------------------------------

     TOTAL                   $216,056       $206,163      $525,074      $947,293
                             ===================================================



                                                       SENSITIVITY
                                                ------------------------
                                                 Fixed            Variable
                                                 Rate              Rate
                                                ------------------------

   Due After One But Within Five Years           $75,473        $130,690

   Due After Five Years                           94,225         430,849
                                                ------------------------

     TOTAL                                      $169,698        $561,539
                                                ========================

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO

                   Nonaccrual, Past Due and Restructured Loans

                                                 December 31
                             ---------------------------------------------------
                                1997       1996      1995       1994      1993
                                ----       ----      ----       ----      ----
                                               (In Thousands)

Loans accounted for on
  a nonaccrual basis         $32,404    $29,029   $23,700    $35,043   $56,809

Loans contractually past
  due 90 days or more as
  to interest or principal
  payments                     9,124      8,531     6,221      3,670     5,124

Loans whose terms have been
  renegotiated to provide a
  reduction or deferral of
  interest or principal
  because of a
  deterioration in the
  financial position of
  the borrower                 1,760      2,779     1,879      6,528    16,759


At the end of the reporting period, there were no loans not disclosed in the above table where known information about possible credit problems of borrowers causes management of the Company to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the above table in the future.

At December 31, 1997 and 1996, there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. of Guide 3.

Recognition of interest on the accrual method is discontinued based on contractual delinquency and when timely payment is not expected. A nonaccrual loan is not returned to an accrual status until interest is received on a current basis and other factors indicate collection ability is no longer doubtful.

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE

The following is a summary of the activity in the allowance for possible loan losses, broken down by loan category:

                                                                 Year Ended December 31
                                               ----------------------------------------------------------
                                                    1997         1996        1995        1994        1993
                                                    ----         ----        -----       ----        ----
Amount of Loans Outstanding at End of Year     $1,773,806  $1,884,355   $1,652,022  $1,569,059  $1,303,397
                                               ===========================================================

Daily Average Amount of Loans                  $1,819,651  $1,723,335   $1,590,663  $1,405,759  $1,349,440
                                               ===========================================================
Balance of Allowance for Possible
  Loan Losses at Beginning of Year                $35,153     $30,105     $ 30,958    $ 33,463    $ 32,809
Loans Charged Off:
  Commercial, Financial and Agricultural           (3,961)     (6,477)      (5,503)     (7,099)     (7,418)
  Real Estate - Construction                           --          --          (75)       (474)       (482)
  Real Estate - Mortgage                           (2,058)     (4,580)      (6,055)    (12,247)    (16,566)
  Installment                                      (5,699)     (3,164)      (1,535)       (776)     (2,233)
  Lease Financing                                      --          --           --         (13)       (122)
                                               -----------------------------------------------------------
Total Loans Charged Off                           (11,718)    (14,221)     (13,168)    (20,609)    (26,821)
                                               -----------------------------------------------------------
Recoveries of Loans Previously Charged Off:
  Commercial, Financial and Agricultural            1,850         469          926       1,766         818
  Real Estate-Construction                             --          --           40          17          --
  Real Estate-Mortgage                                392         776        1,182         442         604
  Installment                                       1,404       1,071          553         377         436
  Lease Financing                                      --          --           10          41          82
                                               -----------------------------------------------------------
Total Recoveries                                    3,646       2,316        2,711       2,643       1,940
                                               -----------------------------------------------------------
Net Loans Charged Off                              (8,072)    (11,905)     (10,457)    (17,966)    (24,881)
                                               -----------------------------------------------------------
Provision Charged to Expense                        7,327      12,295        9,515       9,309      31,917
Additions Acquired Through Acquisitions             2,800       4,658           --       4,717         400
Other                                                  --          --           89       1,435      (6,782)
                                               -----------------------------------------------------------
Balance at End of Year                            $37,208     $35,153      $30,105     $30,958     $33,463
                                               ===========================================================
Ratios
   Net Loans Charged Off to
    Average Loans Outstanding                         .44%        .69%         .66%       1.28%       1.84%
Allowance for Possible Loan
    Losses to Average Loans
    Outstanding                                      2.04%       2.04%        1.89%       2.20%       2.48%

Management formally reviews the loan portfolio and evaluates credit risk on at least a quarterly basis throughout the year. Such review takes into consideration the financial condition of the borrowers, fair market value of collateral, level of delinquencies, historical loss experience by loan category, industry trends, and the impact of local and national economics conditions.

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE

                  ALLOWANCE FOR POSSIBLE LOAN LOSSES ALLOCATION

                      December 31, 1997      December 31, 1996      December 31, 1995      December 31, 1994     December 31,1993
                      ---------------------------------------------------------------------------------------------------------
                              % of Loans             % of Loans             % of Loans             % of Loans            % of Loans
                              In Each                In Each                In Each                In Each               In Each
                              Category To            Category To            Category To            Category To           Category to
                      Amount  Total Loans    Amount  Total Loans    Amount  Total Loans    Amount  Total Loans   Amount  Total Loans
                      -------------------------------------------------------------------------------------------------------------
Balance at end of period applicable to domestic loans:
Commercial
Financial and
Agricultural         $10,009      26.8%     $11,454      25.6%     $14,604      25.2%     $17,072      25.6%    $22,522      31.8%

Real Estate --
Construction             453       1.2          188       1.3          252       1.8          375       1.3         909       1.5

Real Estate --
Mortgage              11,401      62.4       10,535      64.0        6,563      63.9        5,912      63.5       5,272      57.8

Installment            3,310       9.6        2,885       9.1        2,197       9.1        2,603       9.6       1,942       8.9

Unallocated           12,035                 10,091                  6,489                  4,996                 2,818
                      ------------------------------------------------------------------------------------------------------------

TOTAL                $37,208     100.0%     $35,153     100.0%     $30,105     100.0%     $30,958     100.0%    $33,463     100.0%
                     =============================================================================================================

The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the date indicated.

                          HUBCO, Inc. and Subsidiaries

                             S.E.C. GUIDE 3 - ITEM V

                                    DEPOSITS

The following table sets forth average deposits and average rates for each of the years indicated.

                                                   Year Ended December 31,
                             ----------------------------------------------------------------------
                                     1997                      1996                      1995
                             --------------------       -------------------       -----------------
                             Amount         Rate        Amount        Rate        Amount       Rate
                                                     (In Thousands)

Domestic Bank Offices:

  Non-interest-bearing
   demand deposits           $580,444                   $524,017                $487,031

  Interest-bearing
   demand deposits            476,959       1.86%        455,882       2.10%     413,185       2.50%

  Savings deposits            589,972       1.81%        634,579       2.10      689,277       2.45

  Time deposits               718,661       4.68%        805,948       4.94      768,253       4.49
                              -------                    -------                 -------

        TOTAL              $2,420,426                 $2,357,746              $2,256,213
                           ==========                 ==========              ==========

Maturities of certificates of deposit and other time deposits of $100,000 or more issued by domestic offices, outstanding at December 31, 1997 are summarized as follows:

                                   Time
                               Certificates        Other Time
                                of Deposit          Deposits           Total
                                ----------          --------           -----
                                                 (In Thousands)
 3 months or less                $ 79,621            $ --            $ 79,621
 Over 3 through 6 months           23,338              --              23,338
 Over 6 through 12 month           14,298                              14,298
 Over 12 months                     9,345                               9,345
                                 --------                            --------
 TOTAL                           $126,602            $ --            $126,602
                                 ========            =====           ========

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM VI

                           RETURN ON EQUITY AND ASSETS

                                                   Year Ended December 31,
                                            ----------------------------------
                                             1997          1996          1995
                                            ----------------------------------
Return on Average Assets                     1.66%         0.76%         1.27%

Return on Average Equity                    24.36         10.44         17.31

Common Dividend Payout Ratio                34.09         72.53         36.84

Average Stockholders' Equity
 to Average Assets Ratio                     6.82          7.25          7.35

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

                                     Federal Funds
                                     Purchased and
                                     Securities Sold
                                     Under Agreement             Other Short-
                                     to Repurchase               Term Borrowings
                                     -------------------------------------------
                                                    (In Thousands)
At Year end December 31:
      1997                               $263,370                   $ 97,949
      1996                                 74,411                    113,568
      1995                                 45,858                     17,124

Weighted average interest
rate at year end:
      1997                                   5.52%                      5.86%
      1996                                   4.80                       6.05
      1995                                   5.29                       5.79

Maximum amount outstanding
at any month's end:
      1997                               $263,370                   $184,796
      1996                                100,049                    126,653
      1995                                175,604                     35,096

Average amount outstanding
during the year:
      1997                               $ 78,716                   $137,457
      1996                                 87,336                     48,205
      1995                                100,327                     18,229

                                     Federal Funds
                                     Purchased and
                                     Securities Sold
                                     Under Agreement             Other Short-
                                     to Repurchase               Term Borrowings
                                     -------------------------------------------
                                                    (In Thousands)
Weighted average interest
rate during the year:
      1997                                   4.50%                      5.79%
      1996                                   4.76                       4.30
      1995                                   5.47                       5.97

ITEM 2.  PROPERTIES

The corporate headquarters of HUBCO is located in a three story facility in Mahwah, New Jersey. The building is approximately 64,350 square feet and houses the executive offices of the Company and its subsidiaries. The main office of Hudson United is located in a leased facility in Union City, New Jersey. Hudson United Bank occupies 57 branch offices, of which 30 are owned and 27 are leased. Lafayette's main office is located in a leased facility in Bridgeport, Connecticut. Lafayette occupies 27 branch offices, of which 4 are owned and 23 are leased.

Of the 50 properties leased, 32 have renewal options for terms of five to fifteen years. The remaining 18 locations have expiration dates ranging from 1998-2005.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Shareholders of HUBCO during the fourth quarter of 1997.

               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

As of December 31, 1997, HUBCO had approximately 3,588 shareholders.

HUBCO's common stock is listed on the Nasdaq National Market. The following represents the high and low closing sale prices from each quarter during the last two years. The numbers have been restated to reflect all stock dividends.

                                                          1997
                                                          ----
                                                   High          Low
                                                  --------------------
1st Quarter                                       $25.85        $21.84
2nd Quarter                                        28.52         21.12
3rd Quarter                                        32.04         26.94
4th Quarter                                        39.13         30.94


                                                          1996
                                                          ----
                                                   High          Low
                                                  --------------------
1st Quarter                                       $21.33        $18.32
2nd Quarter                                        20.50         17.32
3rd Quarter                                        20.39         18.61
4th Quarter                                        24.15         19.56

The following table shows the per share quarterly cash dividends paid upon the common stock over the last two years, restated to give retroactive effect to stock dividends.

               1997                               1996
               ----                               ----
        March 1              $0.184         March 1              $0.160
        June 1                0.184         June 1                0.160
        September 1           0.184         September 1           0.160
        December 1            0.200         December 1            0.184

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

                                        1997          1996          1995           1994            1993
                                        ----          ----          ----           ----            ----
Net Interest Income                 $140,244       $131,354       $133,211        $117,803       $98,757

Provision for Possible
 Loan Losses                           7,327         12,295          9,515           9,309        31,917

Net Income (Loss)                     49,314         21,497         34,565          23,388        (6,008)

Per Share Data (1)
Earnings (Loss) Per Share:
   Basic                                2.20           0.91           1.52            1.13         (0.36)
   Diluted                              2.10           0.88           1.43            1.02         (0.31)
Cash Dividends - Common                 0.75           0.66           0.56            0.34          0.29

Balance Sheet Totals
 (at or for the year ended
 December 31,):
Total Assets                       3,046,505      3,115,687      2,778,416       2,770,667     2,322,713
  Long Term Debt                     150,000        100,000         25,000          25,000            --
  Average Equity                     202,410        205,927        199,721         148,273       120,037
  Average Assets                   2,967,015      2,838,854      2,716,612       2,561,466     2,266,235

----------

(1) Per share data is adjusted retroactively to reflect a 10% stock dividend paid June 1, 1993 to stockholders of record on May 11, 1993, a 3 for 2 stock split payable January 14, 1995 to record holders of HUBCO Common Stock on January 3, 1995, a 3% stock dividend paid November 15, 1996 to stockholders of record on November 4, 1996, and a 3% stock dividend paid December 31, 1997 to stockholders of record on November 13, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

HUBCO's 1997 Annual Report contains on pages 8 through 21 the information required by Item 7 and that information is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HUBCO'S 1997 Annual Report contains on pages 20 through 21 the information required by Item 7a and that information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HUBCO's 1997 Annual Report contains on pages 22 through 42 the information required by Item 8 and that information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

HUBCO's Proxy Statement for its 1998 Annual Meeting under the caption "Election of Directors", contains the information required by Item 10 with respect to directors of HUBCO and certain information with respect to executive officers and that information is to be incorporated herein by reference. Certain additional information regarding executive officers of HUBCO, who are not also directors, appears under subsection (e) of Item 1 of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

HUBCO's Proxy Statement for its 1998 Annual Meeting contains, under the caption "Executive Compensation", and under the caption "Compensation Committee Interlocks and Insider Participation", the information required by Item 11 and that information is to be incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

HUBCO's Proxy Statement for its 1998 Annual Meeting contains, under the caption "Stock Ownership of Management and Principal Shareholders", the information required by Item 12 and that information is to be incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HUBCO's Proxy Statement for its 1998 Annual Meeting under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management", contains the information required by Item 13 and that information is to be incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a) (1) & (2)  List of Financial Statements and Financial
               Statement Schedules

               The below listed consolidated financial statements and report of independent public accountants of HUBCO, Inc. and subsidiaries, included in HUBCO's 1997 Annual Report are incorporated by reference in Item 8:

               Report of Independent Public Accountants

               Consolidated Balance Sheets at
                       December 31, 1997 and 1996

               Consolidated Statements of Income for the Years
                       Ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Changes in Stockholders'
                       Equity for the Years Ended December 31, 1997,
                       1996 and 1995

               Consolidated Statements of Cash Flows for the Years
                       Ended December 31, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements

Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)     (3)    Exhibits

        List of Exhibits


        (3a) The Revised Certificate of Incorporation of HUBCO, Inc. filed January 31, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit (3)).

        (3b) The By-Laws of HUBCO, Inc. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit (3)).

        (4a) Indenture dated as of January 14, 1994 between HUBCO, Inc. and Summit Bank as Trustee for $25,000,000 7.75% Subordinated Debentures due 2004. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit (4)).

        (4b) Indenture dated as of September 13, 1996 between HUBCO, Inc. and Summit Bank as Trustee for $75,000,000 8.20% Subordinated Debentures due 2006. (Incorporated by reference from the Company's Current Report on Form 8-K dated September 16, 1996.)

        (4c) Indenture dated as of January 31, 1997 between HUBCO, Inc. and The Bank of New York as Trustee for $50,000,000 8.98% Junior Subordinated Debentures due 2027. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1997.)

        (10a)     Change in Control, Severance and Employment Agreement with
                  A. Roger Bosma dated January 20, 1998.

        (10b) Change in Control, Severance and Employment Agreement with Joseph F. Hurley dated January 2, 1998.

        (10c) Agreement and Plan of Merger dated as of August 18, 1997, among HUBCO, Inc., Lafayette American Bank and The Bank of Southington. (Incorporated by reference from the Company's Current Report on Form 8-K dated August 21, 1997.)

        (10d) Stock Option Agreement dated as of August 18, 1997, between HUBCO, Inc. and The Bank of Southington. (Incorporated by reference from the Company's Current Report on Form 8-K dated August 21, 1997.)

        (10e) Agreement and Plan of Merger dated as of August 27, 1997, among HUBCO, Inc., FS Acquisition Corporation and Fiduciary Investment Company of New Jersey. (Incorporated by reference from the Company's Current Report on Form 8-K dated September 9, 1997.)

        (10f) Agreement and Plan of Merger dated as of August 27, 1997, among Hudson United Bank and Security National Bank & Trust Company. (Incorporated by reference from the Company's Current Report on Form 8-K dated September 9, 1997.)

        (10g) Stock Option Agreement dated as of August 27, 1997, among HUBCO, Inc., and Security National Bank & Trust Company. (Incorporated by reference from the Company's Current Report on Form 8-K dated September 9, 1997.)

        (10h) Agreement and Plan of Merger dated as of October 23, 1997, among HUBCO, Inc., Poughkeepsie Financial Corp. and Bank of the Hudson (Incorporated by reference from the Company's Current Report on Form 8-K dated October 23, 1997.)

        (10i) Stock Option Agreement dated as of October 23, 1997, among HUBCO, Inc., and Poughkeepsie Financial Corp. (Incorporated by reference from the Company's Current Report on Form 8-K dated October 23, 1997.)

        (10j) Agreement and Plan of Merger dated as of December 15, 1997, among HUBCO, Inc., MSB Bancorp, Inc. and MSB Bank. (Incorporated by reference from the Company's Current Report on Form 8-K dated December 22, 1997.)

        (10k) Stock Option Agreement dated as of December 15, 1997, among HUBCO, Inc., and MSB Bancorp, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated December 22, 1997.)

        (10l) Agreement of Plan of Merger dated as of April 28, 1996, between HUBCO, Inc., Hudson United Bank, Lafayette American Bank and Trust, Hometown Bancorporation, Inc. and The Bank of Darien. (Incorporated by reference from the Company's Current Report on Form 8-K dated May 2, 1996.)

        (10m) Stock Option Agreement dated as of April 28, 1996, between HUBCO, Inc. and Hometown Bancorporation Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated May 2, 1996.)

        (10n) Agreement of Plan of Merger dated as of June 21, 1996, between HUBCO, Inc., Hudson United Bank, Lafayette American Bank and Trust, Westport Bancorp, Inc. and The Westport Bank and Trust Company. (Incorporated by reference from the Company's Current Report on Form 8-K dated July 2, 1996.)

        (10o) Stock Option Agreement dated as of June 21, 1996, between HUBCO, Inc. Westport Bancorp, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated July 2, 1996.)

        (10p) Change in Control, Severance and Employment Agreement with Kenneth T. Neilson dated January 1, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

        (10q)     Change in Control, Severance and Employment Agreement with
                  D. Lynn Van Borkulo-Nuzzo dated January 1, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

        (10r) Change in Control, Severance and Employment Agreement with John F. McIlwain dated January 1, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

        (10s) HUBCO Supplemental Employees' Retirement Plan dated January 1, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

        (10t) Collective Bargaining Agreement with Local 153 of the Office and Professional Employees International Union, dated March 1, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

        (10u) HUBCO, Inc. Directors Deferred Compensation Plan.(Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

        (10v) Agreement and Plan of Merger dated August 15, 1996, between HUBCO, Inc., Lafayette American Bank and Trust, UST Corp and UST Bank/Connecticut. (Incorporated by reference from the Company's Current Report on Form 8-K dated August 22, 1996.)

        (13) Those portions of HUBCO's 1997 Annual Report which are incorporated by reference into this 10-K.

        (21)      List of Subsidiaries.

        (27)      Financial Data Schedule.

(b)     Reports on Form 8-K

        On December 12, 1997, HUBCO filed a Form 8-K Item 5 (date of earliest event - December 3, 1997), to announce the signing of a definitive agreement with Fiduciary Investment Company of New Jersey and Security National Bank & Trust Company ("SNB"), whereby SNB will be merged with and into Hudson United Bank.

        On December 22, 1997, HUBCO filed a Form 8-K Item 5 (date of earliest event - December 19, 1997), to announce the signing of a definitive agreement with MSB Bancorp, Inc., whereby MSB Bank, MSB Bancorp's banking subsidiary will be merged with and into Bank of the Hudson.

        On January 14, 1998, HUBCO filed a Form 8-K Item 5 (date of earliest event - January 8, 1998), containing HUBCO's press release announcing the completion of HUBCO's acquisition of The Bank of Southington.

        On January 16, 1997, HUBCO filed a Form 8-K Item 5 (date of earliest event - January 15, 1997), containing HUBCO's press release reporting earnings for the fourth quarter and full year 1997.

        On February 13, 1997, HUBCO filed a Form 8-K Item 5 (date of earliest event - February 5, 1997), containing HUBCO's press release announcing the completion of HUBCO's acquisition of Security National Bank & Trust Company.

        On March 20, 1997, HUBCO filed a Form 8-K Item 5 (date of earliest event - February 28, 1997), reporting the consolidated results of operations for the 30 day period following HUBCO's acquisition of The Bank of Southington.

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

Dated:  March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                          Date
---------                         -----                          ----

/s/ KENNETH T. NEILSON            Chairman of the Board          March 27, 1998
------------------------------    President, CEO, Director
Kenneth T. Neilson                Principal Executive Officer


/s/ ROBERT J. BURKE               Director                       March 27, 1998
------------------------------
Robert J. Burke


/s/ BRYANT D. MALCOLM             Director                       March 27, 1998
------------------------------
Bryant D. Malcolm


/s/ CHARLES F.X. POGGI            Director                       March 27, 1998
------------------------------
Charles F. X. Poggi


/s/ SR. GRACE FRANCES STRAUBER    Director                       March 27, 1998
------------------------------
Sister Grace Frances
Strauber


/s/ W. PETER MCBRIDE              Director                       March 27, 1998
------------------------------
W. Peter McBride


/s/ JOSEPH F. HURLEY              Executive Vice President       March 27, 1998
------------------------------    and Chief Financial Officer
Joseph F. Hurley