Form 10-Q
period 1998-03-31
HUBCO INC
filed 1998-05-15
CIK 703559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________ TO __________________

                         COMMISSION FILE NUMBER 0-010699

                                   HUBCO, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEW JERSEY                                   22-2405746
-------------------------------          ---------------------------------------
(STATE OF OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

    1000 MACARTHUR BLVD, MAHWAH, NJ                             07430
---------------------------------------                       ----------
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]    NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH, OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE: 26,153,951 SHARES, NO PAR VALUE, OUTSTANDING AS OF MAY 12, 1998.

                          HUBCO, INC. AND SUBSIDIARIES

                                      INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited):

            Consolidated Balance Sheets

            At March 31, 1998 and December 31, 1997......................  1

            Consolidated Statements of Income and Comprehensive Income
            For the three-months ended
            March 31, 1998 and 1997......................................  2

            Consolidated Statements of Changes in Stockholders' Equity
            For the three months ended
            March 31, 1998 and for the Year ended December 31, 1997......  3

            Consolidated Statements of Cash Flows
            For the three-months ended
            March 31, 1998 and 1997......................................  4

            Notes to Consolidated Financial Statements...................  5-8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations................  9-12

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.............................  13-14

            Signatures...................................................  15


PART III.   FINANCIAL DATA SCHEDULE .....................................  16

HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                       MARCH 31,    DECEMBER 31,
(in thousands, except share data)                        1998          1997
--------------------------------------------------------------------------------

ASSETS
Cash and due from banks                              $   147,640    $   177,815
Federal funds sold                                        76,958        220,300
                                                     -----------    -----------
          TOTAL CASH AND CASH EQUIVALENTS                224,598        398,115
Securities available for sale, at market value           635,537        578,658
Securities available for sale, at cost
  (market value of $231,461 and $229,674 for
  1998 and 1997, respectively)                           228,992        227,570
Loans:
     Real estate mortgage                              1,027,599      1,031,073
     Commercial and financial                            513,899        526,568
     Consumer credit                                     209,634        208,989
     Credit card                                          85,228         91,047
                                                     -----------    -----------
          TOTAL LOANS                                  1,836,360      1,857,677
     Less: Allowance for possible loan losses            (40,337)       (39,240)
                                                     -----------    -----------
          NET LOANS                                    1,796,023      1,818,437
Premises and equipment, net                               44,199         43,896
Other real estate owned                                    3,373          3,745
Intangibles, net of amortization                          28,276         24,332
Other assets                                              89,969         79,501
                                                     -----------    -----------
          TOTAL ASSETS                               $ 3,050,967    $ 3,174,254
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest bearing                             $   623,023    $   650,480
     Interest bearing                                  1,824,993      1,780,634
                                                     -----------    -----------
          TOTAL DEPOSITS                               2,448,016      2,431,114
Short-term borrowings                                    216,915        361,351
Other liabilities                                         35,767         35,056
                                                     -----------    -----------
          TOTAL LIABILITIES                            2,700,698      2,827,521
Subordinated debt                                        100,000        100,000
Company-obligated mandatorily redeemable
  preferred series B capital securities of a
  subsidiary trust holding solely junior
  subordinated debentures of the company                  50,000         50,000
                                                     -----------    -----------
Commitments and contingencies
Stockholders' Equity:
     Convertible Preferred stock - Series B,
       no par value; authorized 10,300,000
       shares; 500 shares issued and
       outstanding in 1998; 1,250 shares
       issued and outstanding in 1997                         50            125
     Common stock, no par value; authorized
       53,045,000 shares; 22,668,940 shares
       issued and outstanding in 1998; and
       22,664,057 shares issued and outstanding
       in 1997                                            40,305         40,297
     Additional paid-in capital                           75,974         77,607
     Retained earnings                                    75,200         68,784
     Restricted stock award                                 (708)          (444)
     Unrealized gain on securities available
       for sale, net of income taxes                       9,448         10,364
                                                     -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY                     200,269        196,733
                                                     -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                   $ 3,050,967    $ 3,174,254
                                                     ===========    ===========

See notes to consolidated financial statements.

HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

March 31, (in thousands, except share data)               1998           1997
--------------------------------------------------------------------------------

INTEREST AND FEE INCOME:
Loans                                                   $ 40,582       $ 41,405
Securities                                                12,586         15,243
Other                                                        561            182
                                                        --------       --------
      TOTAL INTEREST AND FEE INCOME                       53,729         56,830
                                                        --------       --------
INTEREST EXPENSE:
Deposits                                                  13,421         15,650
Short-term borrowings                                      3,200          2,446
Subordinated and other debt                                2,091          2,839
                                                        --------       --------
      TOTAL INTEREST EXPENSE                              18,712         20,935
                                                        --------       --------
      NET INTEREST INCOME                                 35,017         35,895
PROVISION FOR POSSIBLE LOAN LOSSES                         1,939          1,734
                                                        --------       --------
      NET INTEREST INCOME AFTER PROVISION
        FOR POSSIBLE LOAN LOSSES                          33,078         34,161
                                                        --------       --------
NONINTEREST INCOME:
Trust department income                                      864            592
Service charges on deposit accounts                        3,304          3,610
Securities gains                                           2,869          1,268
Shoppers Charge fee income                                 2,271          1,329
Other income                                               1,640          2,096
                                                        --------       --------
      TOTAL NONINTEREST INCOME                            10,948          8,895
                                                        --------       --------
NONINTEREST EXPENSE:
Salaries                                                   8,366          8,153
Pension and other employee benefits                        2,886          3,219
Occupancy expense                                          2,629          2,610
Equipment expense                                          1,637          1,456
Deposit and other insurance                                  314            202
Outside services                                           4,575          3,699
Other real estate owned expense                              387            549
Amortization of intangibles                                1,412          1,267
Merger related and restructuring costs                     2,352             86
Other expense                                              2,846          2,991
                                                        --------       --------
      TOTAL NONINTEREST EXPENSE                           27,404         24,232
                                                        --------       --------
      INCOME BEFORE INCOME TAXES                          16,622         18,824
PROVISION FOR INCOME TAXES                                 5,652          7,156
                                                        --------       --------
      NET INCOME                                        $ 10,970       $ 11,668
                                                        ========       ========
COMPREHENSIVE INCOME, NET OF TAX:
Total holding gains (losses) arising
  during period                                         $    978         (3,424)
Less: reclassification adjustment for
gains included in net income                               1,894            786
                                                        --------       --------
Net change during period                                    (916)        (4,210)
                                                        --------       --------
      COMPREHENSIVE INCOME                              $ 10,054       $  7,458
                                                        ========       ========
NET INCOME PER SHARE:
Basic                                                   $   0.48       $   0.50
Diluted                                                 $   0.48       $   0.47
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                     22,644         23,024
Diluted                                                   22,952         24,767

See notes to consolidated financial statements.

HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

(in thousands)

                                                         Convertible
                                                       Preferred Stock                Common Stock
                                                   ------------------------------------------------------     Additional
                                                     Shares       Amount          Shares          Amount        Paid-in-
                                                                                                                Capital
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                         39,600        3,960        22,367,873        39,770        110,643
------------------------------------------------------------------------------------------------------------------------------------
Net income                                               --           --                --            --             --
Shares issued for:
   stock options exercised                               --           --             5,707            11         (6,351)
   warrants exercised                                    --           --                --            --            (48)
   Dividend reinvestment
     and stock                                           --           --             3,444             6             77
   Conversion of preferred
     stock                                          (38,350)      (3,835)               --            --        (36,513)
Cash dividends paid:
     Common                                              --           --                --            --             --
     Preferred                                           --           --                --            --             --
Cash in lieu of
 fractional shares                                       --           --                --            --            (97)
Purchase of Treasury shares                              --           --                --            --             --
Restricted stock
  transactions                                           --           --                --            --             --
Stock Dividend                                           --           --           287,034           510          9,896
Unrealized gain/(loss) on
 securities available for
  sale                                                   --           --                --            --             --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                          1,250          125        22,664,058        40,297         77,607
------------------------------------------------------------------------------------------------------------------------------------
Net income                                               --           --                --            --             --
Shares issued for:
   options                                               --           --                --            --           (105)
   warrants                                              --           --             4,050             7             21
   Conversion of Preferred
     Stock                                             (750)         (75)           16,608            30           (130)
Issuance &
 Retirement Of
 Treasury Stock                                          --           --           (30,651)          (55)        (1,830)
Dividends paid:
    Common                                               --           --                --            --             --
Other Transactions                                       --           --                --            --              8
Cash in lieu of
 fractional shares                                       --           --                --            --            (79)
Purchase of Treasury shares                              --           --                --            --             --
Restricted stock transactions                            --           --            14,875            26            482
Unrealized gain/(loss) on
 securities  available for sale                          --           --                --            --             --
------------------------------------------------------------------------------------------------------------------------------------
 Balance At March 31, 1998                              500           50        22,668,94O        40,305         75,974
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Unrealized
                                                                                                       Gain/(Loss) on
                                                          Retained          Treasury     Restricted       Securities         Total
                                                          Earnings           Stock         Stock        Available for
                                                                                           Award            Sale
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                               59,685               --          (279)           2,856           216,635
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                 49,676               --            --               --            49,676
Shares issued for:
   stock options exercised                                     --            8,916            --               --             2,576
   warrants exercised                                          --               65            --               --                17
   Dividend reinvestment
     and stock                                                 --               --            --               --                83
   Conversion of preferred
     stock                                                     --           40,348            --               --                --
Cash dividends paid:
     Common                                               (16,898)              --            --               --           (16,898)
     Preferred                                               (650)              --            --               --              (650)
Cash in lieu of
 fractional shares                                             --               --            --               --               (97)
Purchase of Treasury shares                                    --          (62,338)           --               --           (62,338)
Restricted stock
  transactions                                                 --              300          (165)              --               135
Stock Dividend                                            (23,029)          12,709            --               --                86
Unrealized gain/(loss) on
 securities available for
  sale                                                         --               --            --            7,508             7,508
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                               68,784               --          (444)          10,364           196,733
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                 10,970               --            --               --            10,970
Shares issued for:
   options                                                     --              220            --               --               115
   warrants                                                    --               --            --               --                28
   Conversion of Preferred
     Stock                                                     --              175            --               --                --
Issuance &
 Retirement Of
 Treasury Stock                                                --            1,885            --               --                --
Dividends paid:
    Common                                                 (4,504)              --            --               --            (4,504)
Other Transactions                                            (50)              --            --               --               (42)
Cash in lieu of
 fractional shares                                             --               --            --               --               (79)
Purchase of Treasury shares                                    --           (2,087)           --               --            (2,087)
Restricted stock transactions                                  --             (193)         (264)              --                51
Unrealized gain/(loss) on
 securities  available for sale                                --               --            --             (916)             (916)
------------------------------------------------------------------------------------------------------------------------------------
 Balance At March 31, 1998                                 75,200               --          (708)           9,448           200,269
------------------------------------------------------------------------------------------------------------------------------------

HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31
                                                      --------------------------
                                                            1998           1997
                                                            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                           $  10,970    $  11,668
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Provision for possible loan losses                 1,939        1,734
          Provision for depreciation and amortization        2,766        3,338
          Amortization of security premium, net                141          152
          Securities gains                                  (2,869)      (1,268)
          Gain on sale of premises and equipment               (25)          (6)
          Gain on sale of loans                               (106)          --
      (Increase) decrease  in other assets                  (7,747)       9,572
      (Decrease) increase in other liabilities              (2,798)       4,098
                                                         ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    2,271       29,288
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities:
      Available for sale                                     8,121        4,455
    Proceeds from repayments and maturities of
      securities:
      Available for sale                                    70,586       33,500
      Held to maturity                                       7,161       42,013
    Purchases of available for sale securities            (117,333)     (78,411)
    Net cash paid for acquisitions                          (2,270)          --
    Net decrease in loans                                   58,129       32,747
    Proceeds from sales of premises and equipment               25           35
    Proceeds from sales of loans                             9,694           --
    Purchases of premises and equipment                     (1,096)        (824)
    Decrease in other real estate                              372          694
                                                         ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   33,389       34,209
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in demand deposits, NOW accounts,
          and savings accounts                             (62,837)     (84,771)
    Net (decrease) increase in certificates of deposits      4,887      (65,793)
    Net (decrease) increase in short term borrowings      (144,779)      49,817
    Net proceeds from issuance of debt securities               --       49,250
    Proceeds from issuance of common stock                     143          443
    Cash dividends                                          (4,504)      (4,473)
    Acquisition of treasury stock                           (2,087)      (3,615)
                                                         ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (209,177)     (59,142)
                                                         ---------    ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (173,517)       4,355
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           398,115      161,525
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 224,598    $ 165,880
                                                         =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for-
    Interest                                             $  20,863    $  20,729
    Income Taxes                                                --        4,250
                                                         =========    =========

See note to Consolidated Financial Statements.

HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                           HUBCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements of HUBCO, Inc. and Subsidiaries ("HUBCO" or "the Company") include the accounts of the parent company, HUBCO, Inc. and its wholly-owned subsidiaries: Hudson United Bank ("Hudson United Bank"), Lafayette American Bank ("Lafayette"), and HUB Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B -- EARNINGS PER SHARE

In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and requires dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income, less dividends on the convertible preferred stock, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of the preferred stock and the incremental number of shares issuable from the exercise of stock options and stock warrants, calculated using the treasury stock method. All per share amounts have been retroactively restated to reflect all stock splits and stock dividends. All prior periods presented have been restated in this new format.

A reconciliation of net income to net income available to common stockholders and of weighted average common shares outstanding to weighted average common shares outstanding to weighted average shares outstanding assuming dilution follows (in thousands, except per share data):

                                                          Quarter Ended March 31
--------------------------------------------------------------------------------
                                                              1998         1997
--------------------------------------------------------------------------------
Basic Earnings Per Share
Net Income                                                  $10,970      $11,668
Less Preferred Stock Dividends                                   --          219
                                                       -------------------------
Net Income Available To Common Stockholders                  10,970       11,449
Weighted Average Common Shares Outstanding                   22,644       23,024
Basic Earnings Per Share                                    $  0.48      $  0.50
                                                       =========================
Diluted Earnings Per Share
Net Income                                                  $10,970      $11,668
Weighted Average Common Shares Outstanding                   22,644       23,024
Effect Of Dilutive Securities:
   Convertible Preferred Stock                                   38        1,316
   Warrants                                                      27           25
   Stock Options                                                243          402
                                                       -------------------------
Total Effect of Dilutive Securities                          22,952       24,767
Diluted Earnings Per Share                                  $  0.48      $  0.47
                                                       =========================

NOTE C -- ACQUISITIONS

On January 8, 1998, the Company acquired The Bank of Southington ("BOS"), and merged it into Lafayette. BOS was a $135 million asset state bank and trust company with 3 branch locations, headquartered in Southington, Connecticut. In the merger, each share of BOS common stock was converted into .618 shares of HUBCO common stock. The acquisition was treated as a pooling of interests for accounting purposes. The financial statements have been restated to include BOS for all periods presented.

On February 5, 1998, the Company acquired Security National Bank & Trust Company of New Jersey ("SNB"), and merged it into Hudson United Bank. Security was a $86 million asset bank and trust company with 4 branch locations, headquartered in Newark, New Jersey. In the merger, shareholders of SNB received $34.00 in cash for each share of SNB common stock. The merger was accounted for under the purchase method of accounting and therefore, SNB's results of operations have been included in the accompanying financial statements subsequent to February 5, 1998.

On March 2, 1998, the Company signed a definitive agreement to purchase 22 branches of First Union National Bank located in New Jersey, New York and Connecticut with deposits of approximately $310 million, in the aggregate. The purchase is expected to close in the second quarter of 1998.

On March 31, 1998, the Company signed a definitive agreement to acquire IBS Financial Corp. ("IBSF"), and merge Inter-Boro Savings and Loan Association, IBSF's wholly-owned subsidiary, into Hudson United Bank. In the merger, each share of IBSF common stock will be exchanged for a fixed number of shares of HUBCO common stock at an exchange ratio of .534 share of HUBCO common stock for each share of IBSF. IBSF is a $734 million asset savings and loan holding company headquartered in Cherry Hill, New Jersey. The IBSF merger is expected to close in the third quarter of 1998 and to be treated as a pooling of interests.

On March 31, 1998, the Company signed a definitive agreement to acquire Dime Financial Corp. ("DFC"), and merge The Dime Savings Bank of Wallingford, DFC's wholly-owned subsidiary, into Lafayette. In the merger, DFC shareholders will receive HUBCO common stock with an indicated value of $38.25 per share based upon the median price of HUBCO common stock in a period immediately before regulatory approval. A maximum exchange ratio of 1.05 shares of HUBCO common stock for each share of DFC common stock will apply if HUBCO's pre-approval price is below $36.43. A minimum exchange ratio of .93 shares will apply if HUBCO's pre-approval price is above $41.13. DFC is a $961 million asset holding company headquartered in Wallingford, Connecticut. The DFC merger is expected to close in the third quarter of 1998 and to be treated and a pooling of interests.

On April 24, 1998, the Company completed its acquisition of Poughkeepsie Financial Corp. ("PFC"). PFC's wholly-owned subsidiary, Bank of the Hudson became HUBCO's New York-based bank subsidiary. In the merger, each share of PFC common stock was converted into .30 shares of HUBCO common stock. PFC had $875 million in assets and was treated as a pooling of interests for accounting purposes. Since this acquisition was closed subsequent to March 31, 1998, the financial statements for periods prior to the merger have not been restated to include PFC or its results of operations.

On December 16, 1997, the Company signed a definitive agreement to acquire MSB Bancorp ("MSB"), and merge MSB Bank, MSB's wholly-owned subsidiary into Bank of the Hudson. In the merger, each share of MSB common stock will be converted into between .97 and 1.03 shares of HUBCO common stock. MSB is a $765 million holding company headquartered in Goshen, New York. The MSB merger is expected to close in the second quarter of 1998 and to be treated as a pooling of interests.

NOTE D -- SECURITIES

The following table presents the amortized cost and estimated market value of securities available-for sale and held-to maturity at the dates indicated:


                                                 March 31, 1998
                                 -----------------------------------------------
                                                 Gross Unrealized     Estimated
                                  Amortized   --------------------      Market
                                    Cost       Gains      (Losses)      Value
                                 ---------- ------------------------  ----------
Available For Sale
U.S. Government                  $ 63,414    $  1,079     $      (5)    $ 64,488
U.S. Government
   agencies                       445,029       2,483          (685)     446,827
States and political
   subdivisions                    16,794          52           (21)      16,825
Other debt securities              29,166          54            --       29,220
Equity securities                  65,256      12,962           (41)      78,177
                                 --------    --------     ---------     --------
                                 $619,659    $ 16,630     $    (752)    $635,537
                                 ========    ========     =========     ========


                                                 March 31, 1998
                                 -----------------------------------------------
                                                 Gross Unrealized     Estimated
                                  Amortized   --------------------      Market
                                    Cost       Gains      (Losses)      Value
                                 ---------- ------------------------  ----------
Held To Maturity
U.S. Government                  $ 42,173    $    610           $--     $ 42,783
U.S. Government
   agencies                       184,803       2,546          (651)     186,698
States and political
   subdivisions                     2,016          --           (36)       1,980
                                 ========    ========     =========     ========
                                 $228,992    $  3,156     $    (687)    $231,461
                                 ========    ========     =========     ========

                                               December 31, 1997
                                 -----------------------------------------------
                                                 Gross Unrealized     Estimated
                                  Amortized   --------------------      Market
                                    Cost       Gains      (Losses)      Value
                                 ---------- ------------------------  ----------
Available For Sale
U.S. Government                  $ 61,403    $    865     $      (7)    $ 62,261
U.S. Government
   agencies                       402,941       2,353        (1,161)     404,133
States and political
   subdivisions                    10,619          59           (26)      10,652
Other debt securities              30,162          91            (8)      30,245
Equity securities                  56,060      15,308            (1)      71,367
                                                                        --------
                                 $561,185    $ 18,676     $  (1,203)    $578,658
                                 ========    ========     =========     ========


                                               December 31, 1997
                                 -----------------------------------------------
                                                Gross Unrealized      Estimated
                                  Amortized   --------------------      Market
                                    Cost       Gains      (Losses)      Value
                                 ---------- ------------------------  ----------
Held To Maturity
U.S. Government                  $ 42,108    $    546           $--     $ 42,654
U.S. Government
   agencies                       185,462       2,413          (855)     187,020
                                 ========    ========     =========     ========
                                 $227,570    $  2,959     $    (855)    $229,674
                                 ========    ========     =========     ========

NOTE E -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SERIES B CAPITAL SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

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

NOTE F -- RECENT ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. The Company has elected to utilize the Consolidated Statements of Income and Comprehensive Income to display its comprehensive income related to the disclosed periods. Comprehensive income is displayed on the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity as a separate item entitled unrealized gains(losses) on securities available for sale since this is the only component of comprehensive income. The following is a reconciliation of the tax effect allocated to each component of comprehensive income for the periods presented (in thousands):

                                                   For the three-months ended
                                                         March 31, 1998
                                                --------------------------------
                                                               Tax
                                                Before tax  (Expense) Net of Tax
                                                  amount     Benefit     Amount
                                                --------------------------------
Unrealized holding gains arising
  during the period                               $ 1,274     $(296)    $   978
Less: reclassification adjustment for gains
realized in net income                              2,869      (975)      1,894
                                                --------------------------------
Net change during period                          $(1,595)    $ 679     $  (916)
                                                --------------------------------


                                                   For the three-months ended
                                                         March 31, 1997
                                                --------------------------------
                                                               Tax
                                                Before tax  (Expense) Net of Tax
                                                  amount     Benefit     Amount
                                                --------------------------------
Unrealized holding losses arising
  during the period                               $ (5,597)   $ 2,173   $(3,424)
Less: reclassification adjustment for gains
realized in net income                               1,268       (482)      786
                                                --------------------------------
Net change during period                          $ (6,865)    $2,655   $(4,210)
                                                --------------------------------


Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company's two banking subsidiaries, Hudson United Bank and Lafayette, which meet the criteria of SFAS No. 131 to be considered in the aggregated, have been aggregate for purposes of segment reporting. HUBCO, Inc., the banks' holding company, is not a reportable segment because it does not exceed any of the quantitative thresholds.

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

The financial statements for the comparative periods presented herein have been restated to reflect the acquisitions that have been accounted for on the pooling-of-interests accounting method during the periods presented herein. The Bank of Southington was acquired on January 8, 1998 and was accounted for on a pooling-of-interests method, and accordingly, the consolidated financial statements have been restated to include the accounts of this institution for all periods presented. All share data has been retroactively restated to reflect the shares issued in the aforementioned transaction including restatement of all prior periods. In addition, the Company acquired Security National Bank on February 5, 1998, which was accounted for on the purchase method and thus operations and earnings are reflected in the Company's results subsequent to the date of acquisition. The balance sheet and income statement comparisons are influenced by this purchase transaction.

This document contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Forward looking statements can be identified by the use of words such as "believes, expects" and similar words or variations. Such statements are not historical facts and involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, loan loss provisions, and customer retention. The Company assumes no obligation for updating any such forward-looking statements at any time.

The Company, through its servicing subsidiary, established a "Year 2000 Team" which is responsible for ensuring implementation of the required change to the Date of Century format for all software programs used by the Company. The management of the Company anticipates that they will be in Year 2000 compliance before the beginning of the new century. The Company has not incurred significant expenses related to this project and does not anticipate the impact will be material to the Company's business, operations, financial condition, results of operations, liquidity or capital resources.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the three-month period ended March 31, 1998 was $11.0 million, compared to net income of $11.7 million for the three-month period ended March 31, 1997, a 6% decrease. Excluding merger related and restructuring charges of $2.3 million, pre-tax, related to the Bank of Southington acquisition, first quarter 1998 income was $12.6 million, an increase of 8% over the first quarter of 1997. Diluted earnings per share were $0.48 ($0.55 including merger related costs) for the first quarter of 1998, an increase of 2%(an increase of 17% excluding merger related costs) over $0.47 for the same period in 1997. Basic earnings per share were $0.48 ($0.56 excluding merger related costs) for the first quarter of 1998, a decrease of 4% (an increase of 12% excluding merger related costs) over $0.50 for the same period in 1997. Return on average equity and return on average assets were 22.80% and 1.51%, respectively, as reported for the three-month period ended March 31, 1998, 21.31% and 1.47%, respectively, for the same period in 1997 and 26.17% and 1.73% respectively, for the three-month period ended March 31, 1998 excluding merger related costs.

NET INTEREST INCOME

Net interest income for the three-month period ended March 31, 1998 was $35.0 million compared to $35.9 million for the same period in 1997. This decline is primarily due to a decrease in average interest-earning assets of $247.2 million from March 31, 1997 to March 31, 1998 primarily resulting from maturities of investment securities and the sale of new mortgage loan originations. Interest income for the three-month period ended March 31, 1998 was $53.7 million compared to $56.8 million for the same period in 1997, a decrease of $3.1 million, while interest expense decreased $2.2 million. The net interest margin for the three-month period ended March 31, 1998 was 5.28% compared to 4.96% for the same period in 1997.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses for the three-month period ended March 31, 1998 was $1.9 million compared to $1.7 million for the same period in 1997. The increase in the provision for possible loan losses is a reflection of, among other factors, the increased level of credit card receivables from March 1997 to March 1998. The Company performs an evaluation of the adequacy of the allowance for loan losses each quarter. The results of this analysis and the expectation of potential credit losses and economic conditions are some of the factors which determine the required quarterly provision. In connection with a purchase of credit card receivables by Shoppers Charge in March 1998, an allowance for potential credit losses of $1.2 million was also acquired. Management believes that the allowance at March 31, 1998 of $40.3 million, or 2.20% of total loans and 107% of non-performing loans, is adequate. Comparative ratios for March 31, 1997 and December 31, 1997 are 1.92% and 117% and 2.11% and 111%, respectively.

Non-performing assets as a percentage of total assets at March 31, 1998 was 1.35% compared to 1.23% at December 31, 1997. The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:

                                                          ASSET QUALITY SCHEDULE
                                                          ----------------------
                                                              (In Thousands)
                                                          3/31/98       12/31/97
                                                          -------       --------

Non-Accrual Loans:
   Commercial                                             $11,101       $10,345
   Real Estate                                             23,528        21,841
   Consumer                                                 1,940         1,253
                                                          -------       -------
      Total Non-Accrual Loans
                                                           36,569        33,439
                                                          -------       -------
Renegotiated Loans                                          1,139         1,760
                                                          -------       -------
      Total Nonperforming Loans                            37,708        35,199
Other Real Estate Owned                                     3,373         3,745
                                                          -------       -------
      Total Nonperforming Assets                          $41,081       $38,944
                                                          =======       =======
Non-Accrual Loan to Total Loans                              1.99%         1.80%
Non-Performing Assets to Total Assets                        1.35%         1.23%
Allowance for Loans Losses to Non-Accrual
  Loans                                                       110%          117%
Allowance for Loans Losses to Non-Performing
  Loans                                                       107%          111%
Loans Past Due 90 Days or More and Accruing
      Commercial                                          $ 1,670       $ 2,549
      Real estate                                           2,139         2,905
      Consumer                                              2,113         1,786
      Credit card                                           2,746         2,749
                                                          -------       -------
         Total Past Due Loans                             $ 8,668       $ 9,989
                                                          =======       =======

The following table presents the activity in the allowance for possible loan losses for the periods indicated:

                                            Summary of Activity in the Allowance
                                                Broken Down by Loan Category
                                                ----------------------------
                                            Three Months Ended      Year Ended
                                                  3/31/98            12/31/97
                                                ------------------------------
                                                   (Dollars in thousands)

Amount of Loans Outstanding at
  Period End                                    $ 1,836,360        $ 1,857,677
                                                ===========        ===========
Daily Average Amount of Loans
Outstanding                                     $ 1,834,572        $ 1,903,547
                                                ===========        ===========
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year                    $    39,241        $    36,692
 Loans charged off:
     Real estate mortgages                             (934)            (2,612)
     Commercial                                        (463)            (4,166)
     Consumer                                        (2,051)            (5,711)
                                                -----------        -----------
          Total loans charged off                    (3,448)           (12,489)
                                                -----------        -----------
Recoveries:
     Real estate mortgages                               47                408
     Commercial                                         307              1,895
     Consumer                                           301              1,405
                                                -----------        -----------
          Total recoveries                              655              3,708
                                                -----------        -----------
Net loans charged off                                (2,793)            (8,781)
Allowance of acquired companies                       1,950              2,800
Provision for loan losses                             1,939              8,530
                                                -----------        -----------
Balance at end of year                          $    40,337        $    39,241
                                                ===========        ===========
Ratio of Annualized Net Loans
  Charged-Off During Period to
  Average Loans Outstanding                            0.61%              0.46%
                                                ===========        ===========

Non-interest income increased 23% or $2.1 million from $8.9 million for the first quarter of 1997 to $10.9 million for the same period in 1998. This increase in non-interest income relates primarily to increased fees from Shoppers Charge, trust services revenue, security gains, and international fees.

Non-interest expense was $27.4 million for the first quarter of 1998 as reported and $25.1 million excluding merger related costs, compared to $24.2 million for the same period in 1997. Reductions were realized for the three-month period ended March 31, 1998 in employee benefits due to the consolidation of health benefit plans, other real estate owned expense and other expenses. Increases for the three-month period ended March 31, 1998 compared to the same period in 1997 occurred in outside services which increased $876, related to payments for computer processing and other data processing services and amortization of intangibles which increased $145, due to the intangibles resulting from the acquisition of Security National Bank which are being amortized over a 10 year period.

The Company's effective tax rate for the three-month period ended March 31, 1998 was 34%. This compares with an effective tax rate for the comparable period in 1997 of 38%. The decrease in the effective tax rate is related to tax planning initiatives.

FINANCIAL CONDITION

Total assets at March 31, 1998, were $3.05 billion, a decrease of $123 million or 4% from $3.17 billion of assets at December 31, 1997, as restated for all poolings through the Bank of Southington acquisition. The securities portfolio increased 7% or $58.3 million from $806.2 million at December 31, 1997 to $864.5 million at March 31, 1998 due primarily to the purchase of securities.Total Loans decreased $21.3 million, or 1% to $1.84 billion at March 31, 1998 from $1.86 billion at December 31, 1997 reflecting declines in residential mortgage loans where most new originations are being sold and commercial and financial loans which have experienced repayments. Other real estate owned decreased $372 or 10% from $3.7 million at December 31, 1997 to $3.4 million at March 31, 1998 as management continued to focus on asset quality. Intangibles, net of amortization, increased from $24.3 million at December 31, 1997 to $28.3 million at March 31, 1998 due to the addition of the goodwill created from the Security National acquisition and as the intangibles related to prior acquisitions are amortized over periods ranging from 5 to 10 years.

Deposits increased slightly from $2.43 billion at December 31, 1997, to $2.45 billion at March 31, 1998, due primarily to the Security National acquisition. Total borrowings decreased $144.4 million from $361.4 million at December 31, 1997 to $216.9 million at March 31, 1998. This reduction is primarily the result of repayments of short-term advances. Total stockholders' equity at March 31, 1998 was $200.3 million compared to $196.7 million at December 31, 1997. The increase in stockholders' equity is primarily attributable to $11.0 million in earnings for the three-month period ended March 31, 1998, offset by $4.5 million of cash dividends, the change in the unrealized gain on securities available for sale of $916, and the purchase of $2.1 million in treasury shares.

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

The Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at March 31, 1998, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

                                           Ratios at          Regulatory
                                        March 31, 1998        Guidelines

     Tier I Risk-Based Capital                10.5%               6.0%
     Total Risk-Based Capital                 16.7%              10.0%
     Tier 1 Leverage Ratio                     7.3%               5.0%

PART II.  OTHER INFORMATION

Items 1 through 3 are not applicable or the responses are negative

Item 4:

(a)  The Annual Meeting of Shareholders of HUBCO, Inc. was held on April 22,
     1998.

(b) The names of the directors who are nominees for election for the 1998 Annual Meeting and the names of the directors whose terms extend beyond the 1998 Annual Meeting are set forth in the tables below.

     Nominees for 1998 Annual Meeting:

            Thomas R. Farley
            Kenneth T. Neilson
            Joan David
            Sister Grace Frances Strauber

     Directors whose terms extend beyond this Annual Meeting:

            Robert J. Burke         Donald P. Calcagnini
            Bryant D. Malcolm       W. Peter McBride
            Charles F.X. Poggi      David A. Rosow
            John H. Tatigian        James E. Schierloh (Chairman Emeritus)

(c) The following is a brief description as well as the tabulation of votes for each of the matters which were voted upon at the 1998 Annual Meeting.

     1.   Election of the following four persons as directors of HUBCO:

                                                  For        Authority Withheld
                                                ----------   ------------------

              Thomas R. Farley                  19,265,328        181,610
              Kenneth T. Neilson                19,298,031        148,908
              Joan David                        19,297,521        149,417
              Sister Grace Frances Strauber     19,296,408        150,530

     2. An Amendment to the HUBCO, Inc. Restricted Stock Plan (the "Restricted Stock Plan")to extend the termination date of the Restricted Stock Plan to December 12, 2005, to increase the maximum number of shares of common stock which may be awarded by authorizing an additional 250,000 shares and in the event of a change in control, for the automatic expiration of the Restricted period related to any grants of restricted shares which at such time is five years or less in duration.

                  Votes
                  -----
                  For                 17,927,564
                  Against              1,274,897
                  Abstain                244,499

     3. An Amendment to the HUBCO, Inc., 1995 Stock Option Plan (the "Stock Option Plan") to increase the maximum number of shares of common stock which may be made subject to options granted pursuant to the Stock Option Plan by authorizing an additional 750,000 shares to increase the maximum number of shares of common stock with respect to these options which may be granted to any one person during the term of the Stock Option Plan to an aggregate of 437,500 shares and to remove language which links the number of shares which may be granted pursuant to the Stock Option Plan to the number of shares pursuant to the Restricted Stock Plan. Votes

                  Votes
                  -----
                  For                 18,534,278
                  Against                697,520
                  Abstain                215,132

(d)  not applicable

Item 5: not applicable

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

    (3) The Revised Certificate of Incorporation of HUBCO, Inc. filed January 31, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit (3)).

    (3)(I)The By-Laws of HUBCO, Inc. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit (3b).

(b)  Reports on Form 8-K

     (1) On March 31, 1998, HUBCO filed a Form 8-K Item 5 (date of earliest event - March 31, 1998), to announce the signing of a definitive merger agreement with IBS Financial Corporation, whereby Inter-Boro Savings and Loan Association, IBS Financial Corporation's wholly-owned subsidiary will be merged with and into Hudson United Bank. Also to announce the signing of a definitive merger agreement with Dime Financial Corp., whereby The Dime Savings Bank of Wallingford, Dime Financial Corp.'s wholly-owned subsidiary will be merged with and into Lafayette American Bank.

     (2) On April 2, 1998, HUBCO filed a Form 8-K Item 5 (date of earliest event - March 3, 1998), to announce the signing of a definitive merger agreement with Community Financial Holding Corporation, whereby Community National Bank of New Jersey, Community Financial Holding Corporation's wholly-owned subsidiary will be merged with and into Hudson United Bank.

     (3) On April 20, 1998, HUBCO filed a Form 8-K Item 5 (date of earliest event - April 15, 1998), containing HUBCO's press release reporting earnings for the first quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   HUBCO, Inc.

May 14, 1997                             /s/ KENNETH T. NEILSON
-------------------                      ------------------------------------
    Date                                     Kenneth T. Neilson
                                             Chairman, President &
                                             Chief Executive Officer

May 14, 1997                             /s/ JOSEPH F. HURLEY
-------------------                      ------------------------------------
Date                                         Joseph F. Hurley
                                             Executive Vice President &
                                             Chief Financial Officer