Form 10-K/A
period 1997-12-31
HUBCO INC
filed 1998-08-14
CIK 703559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM l0-K/A

                                    --------

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


                         Commission file number 0-l0699


                                   HUBCO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


            NEW JERSEY                                           22-2405746
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)


                   1000 MACARTHUR BLVD.
                    MAHWAH, NEW JERSEY                         07430
       ----------------------------------------              ----------
       (Address of principal executive offices)              (Zip Code)


        Registrant's telephone number, including area code:  (201)236-2600


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 19, 1998 was $789,756,682 (not restated for poolings).

The number of shares of Registrant's Common Stock, no par value, outstanding as of March 19, 1998 was 22,648,970 (not restated for poolings).

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                                 Part(s) into
         Documents                                            Which Incorporated
         ---------                                            ------------------

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

                                   HUBCO, INC.

                            Form l0-K/A Annual Report
                   For The Fiscal Year Ended December 31, 1997


                                     PART I

ITEM 1. BUSINESS

     (a) General Development of Business

HUBCO, Inc. ("HUBCO" or "Registrant" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). HUBCO was organized under the laws of New Jersey in 1982 by Hudson United Bank ("Hudson United") for the purpose of creating a bank holding company for Hudson United. HUBCO directly owns Hudson United, Lafayette American Bank ("Lafayette") and Bank of the Hudson ("BOTH" and together with Hudson United and Lafayette, the "Banks"). HUBCO is also the indirect owner, through the banks, of thirteen subsidiaries. In addition, HUBCO, through Hudson United, holds a 50% interest in a data processing and imaged check processing company. Each of HUBCO's direct and indirect subsidiaries is described in
Item 1.

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

The Company completed five acquisitions in the first half of 1998 and also has three pending acquisitions which the Company expects to close by the third quarter of 1998. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition Summary".

     Summary of Acquisitions

The following chart summarizes the acquisitions undertaken by the Company since October 1990. The amounts shown as "Purchase Price" represent either cash paid or the market value of securities issued by HUBCO to the shareholders or owners of the acquired entity:

                                                                           DEPOSITS         LOANS
                                           GOVERNMENT     PURCHASE          ASSUMED       PURCHASED       BRANCHES
INSTITUTION                                 ASSISTED        PRICE        (IN MILLIONS)   (IN MILLIONS)    ACQUIRED
------------------------------------------------------------------------------------------------------------------
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

     Other Subsidiaries

In 1983, HUBCO formed a directly owned subsidiary called HUB Financial Services, Inc., which was, in 1995 a wholly owned data processing subsidiary. On November 6, 1995, HUBCO sold 50% of the stock in HUB Financial Services, Inc. to United National Bank. HUBCO simultaneously made a capital contribution of the remaining 50% to Hudson United Bank. The joint venture is operating pursuant to the provisions of the Bank Service Corporation Act. Simultaneously with the sale of 50% to United National Bank, the name of HUB Financial Services, Inc. was changed to United Financial Services, Inc.("UFS"). UFS provides data processing and imaged check processing services to both of its owner banks and to Lafayette. HUBCO owns MSB Travel, which was organized in January 1996 to offer travel services to the Bank's customers.

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

BOTH owns three real estate holding companies. Plural Realty and POSABK were incorporated by Bank of the Hudson for the purpose of holding, developing, and disposing of properties obtained through foreclosure proceeding. BOTH also owns PSB Building Corp., which holds the leasehold interest to a 100,000 square foot office building located in Poughkeepsie, New York. BOTH owns Hudson Trader Brokerage Services which offers a full range of investment, trust, and insurance products and services.

     Unionization of Hudson United Bank

Hudson United Bank was organized in 1952. Eleven branches are currently unionized. Local 153 of the Office and Professional Employees International Union represents bank's clerical staff in those eleven branches. Effective March 1, 1996 a three-year collective bargaining agreement was negotiated which provided for a modest increase in wages, increased employee contributions towards the cost of providing health care benefits and consolidation of all bargaining unit jobs into one job description. These eleven branches operate as an open shop and approximately 64% of the employees in these branches are members of the union. The collective-bargaining agreement expires February 28, 1999.

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

As of December 31, 1997, the Banks' capital ratios exceed the requirements to be considered well capitalized institutions under the FDIC or OTS regulations.

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

In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier l capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-to-200 basis points above the 3% minimum. As of December 31 1997, HUBCO had a leverage capital ratio of 7.1%. HUBCO and its subsidiary banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HUBCO's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, HUBCO and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require each of the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier I capital (as defined) to average assets (as defined) for Hudson United and Lafayette, and tangible and core capital (as defined) to adjusted total assets (as defined) for Bank of the Hudson. Management believes, as of December 31, 1997, that HUBCO and its subsidiary banks meet all capital adequacy requirements to which they are subject.

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

Restrictions on Dividend Payments, Loans, Or Advances

The holders of HUBCO Common Stock are entitled to receive dividends, when, as and if declared by the Board of Directors of HUBCO out of funds legally available, subject to the preferential dividend rights of any preferred stock that may be outstanding from time to time.

The only statutory limitation is that such dividends may not be paid when HUBCO is insolvent. Because funds for the payment of dividends by HUBCO come primarily from the earnings of HUBCO's bank subsidiaries, as a practical matter, restrictions on the ability of Hudson United, Lafayette, and Bank of the Hudson to pay dividends act as restrictions on the amount of funds available for the payment of dividends by HUBCO.

Certain restrictions exist regarding the ability of Hudson United, Lafayette and Bank of the Hudson to transfer funds to HUBCO in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. Connecticut state banking regulations allow for the declaration and payment of cash dividends only from the current Year's and the two prior year's retained net profits. Office of Thrift Supervision (OTS) regulations, which apply to Bank of the Hudson, allow for a institution that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, to make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year, or
(ii) 75% of its net earnings for the previous four quarters. As of December 31, 1997, $118.9 million was available for distribution to HUBCO from Hudson United, $11.7 million was available for distribution to HUBCO from Lafayette and approximately $9.7 million was available for distribution to HUBCO from Bank of the Hudson.

HUBCO is also subject to Federal Reserve Bank ("FRB") policies which may, in certain circumstances, to limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment which would reduce a holding company's capital below these minimum amounts.

Under Federal Reserve regulations, each of the Banks is limited as to the amounts it may loan to its affiliates, including HUBCO. All such loans are required to be collateralized by specific obligations. During 1994, HUBCO obtained a loan from Hudson United Bank for $4.0 million in order to finance the purchase of its administrative facility. The loan has been collateralized by the property.

In conformity with the OTS regulations, a "liquidation account" was established for Bank of the Hudson and acquired banks at the time of their conversion to the stock form of ownership. In the unlikely event of a complete liquidation of Bank of the Hudson, holders of savings accounts with qualifying deposits, who continue to maintain their savings accounts, would be entitled to a distribution from the "liquidation account" in an amount equal to their then current adjusted savings account balance before any liquidation distribution could be made with respect to capital stock. The balance in the "liquidation account" was $12.3 million at December 31, 1997, for Bank of the Hudson. This amount may not be utilized for the payment of cash dividends to HUBCO.

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

     (c) Narrative Description of Business

HUBCO exists primarily to hold the stock of its subsidiaries. During most of 1997, HUBCO had three directly-owned subsidiaries -- Hudson United, Lafayette, and Bank of the Hudson. In addition, HUBCO, through Hudson United, indirectly owns five additional subsidiaries, HUBCO, through Lafayette, indirectly owns three additional subsidiaries, and HUBCO, through BOTH, indirectly owns four additional subsidiaries. The historical growth of, and regulations affecting, each of HUBCO's direct and indirect subsidiaries is described in Item 1(a) above, which is incorporated herein by reference.

HUBCO is a legal entity separate from its subsidiaries. The stock of its Banks is HUBCO's principal asset. Dividends from Hudson United, Lafayette, and Bank of the Hudson are the primary source of income for HUBCO. As explained above in
Item 1(a), legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Banks to HUBCO.

Hudson United Bank currently maintains its executive offices in Mahwah, New Jersey. At December 31, 1997, Hudson United operated out of 60 offices primarily in eight northern New Jersey counties. These offices are located in the northern New Jersey counties of Bergen, Essex, Hudson, Morris, Passaic, Middlesex, Somerset and Union. Lafayette maintains its executive offices in Bridgeport, Connecticut. At December 31, 1997, Lafayette operated 31 offices in the southwestern Connecticut counties of New Haven and Fairfield. At December 31, 1997, BOTH operated 32 offices in the New York counties of Rockland, Orange, Putnam, Dutchess, and Sullivan counties. HUBCO owns a 64,350 square foot building in Mahwah, New Jersey which houses the executive offices of HUBCO and United Financial Services, Inc., which services the Banks' data processing and check processing needs and offers its services to other banks in the Connecticut, New York and New Jersey area.

At December 31, 1997, HUBCO through its subsidiaries had deposits of $3.73 billion, net loans of $2.93 billion and total assets of $4.78 billion. HUBCO ranked 3rd among commercial banks and bank holding companies headquartered in New Jersey in terms of asset size.

Hudson United and Lafayette are full service commercial banks and offer the services generally performed by commercial banks of similar size and character, including imaged checking, savings, and time deposit accounts, 24-hour telephone banking, trust services, cash management services, safe deposit boxes, insurance, stock, bond, and mutual fund sales, secured and unsecured personal and commercial loans, residential and commercial real estate loans, and international services including import and export needs, foreign currency purchases and letters of credit. BOTH is a Savings Bank and offers the services generally performed by savings banks of similar size and character. The Banks' deposit accounts are competitive in the current environment and include money market accounts and a variety of interest-bearing transaction accounts. In the lending area, the Banks primarily engages in consumer lending, commercial lending, real estate lending, and 3rd party credit card programs.

Hudson United and Lafayette offer a variety of trust services. At December 31, 1997, Hudson's Trust Department had approximately $277.7 million of assets under management or in its custodial control and Lafayette's Trust Department had approximately $559.0 million of assets under management or in its custodial control.

There are numerous commercial banks headquartered in New Jersey , Connecticut, and New York, which compete in the market areas serviced by HUBCO. In addition, large out-of-state banks compete for the business of residents and businesses located in HUBCO's primary market. A number of other depository institutions compete for the business of individuals and commercial enterprises including savings banks, savings and loan associations, brokerage houses, financial subsidiaries of other industries and credit unions. Other financial institutions, such as mutual funds, consumer finance companies, factoring companies, and insurance companies, also compete with HUBCO for both loans and deposits. Competition for depositors' funds, for creditworthy loan customers and for trust business is intense.

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

Hudson United, Lafayette, and Bank of the Hudson each have focused on becoming an integral part of the community they serve. Officers and employees are incented to meet the needs of their customers and to meet the needs of the local communities served.

HUBCO and its subsidiaries had 1,257 full-time employees and 301 part-time employees as of December 31, 1997, as restated to reflect the institutions acquired and accounted for under the pooling of interests method.

     (d) Financial Information about foreign and domestic operations and export sales.

             Not Applicable

     (e) Executive Officers of the Registrant

The following table sets forth certain information as to each executive officer of HUBCO who is not a director.

     Name, Age and
     Position with            Officer of         Principal Occupation
         HUBCO                HUBCO Since       During Past Five Years
--------------------------------------------------------------------------------

D. Lynn Van Borkulo-Nuzzo, 48     1988    Executive Vice President and Corporate
                                          Secretary, HUBCO, Hudson United Bank
                                          and Lafayette American Bank

Joseph F. Hurley, 47              1997    Executive Vice President and
                                          Chief Financial Officer

John F. McIlwain, 59              1991    Executive Vice President and
                                          Chief Credit Officer

Thomas R. Nelson, 53              1994    Executive Vice President and
                                          Chief Operating Officer

     (f)  Statistical Disclosure Required Pursuant to
          Securities Exchange Act, Industry Guide 3

The statistical disclosures for a bank holding company required pursuant to Industry Guide 3 are contained on the following pages of this Report on Form 10-K (Item I disclosures are contained on page 5 of HUBCO's 1997 Annual Report):

                                                                     PAGES(S) OF
                            ITEM OF GUIDE 3                          THIS REPORT
                            ---------------                          -----------

 II.       Investment Portfolio.....................................       16

III.       Loan Portfolio...........................................    17-19

 IV.       Summary of Loan Loss Experience..........................    20-21

  V.       Deposits.................................................       22

 VI.       Return on Equity and Assets..............................       23

VII.       Short-Term Borrowings....................................    24-26


(Item I disclosures are contained on page 5 of HUBCO's 1997 Annual Report):

                                        HUBCO, Inc. and Subsidiaries
                                          S.E.C. GUIDE 3 - ITEM II
                                            INVESTMENT PORTFOLIO
                                 Book Value at End of Each Reporting Period

                                                                   December 31,
                                        -------------------------------------------------------------------
                                                 1997                     1996                  1995
                                        ------------------------ ------------------------ -----------------
                                                                  (In Thousands)
U.S. Treasury and Other
   U.S. Government Agencies and
   Corporations                                      $1,120,776               $1,421,376        $1,042,602
State and Political Subdivisions                         10,652                   15,456            15,348
Other Debt Securities                                    31,475                   12,514            62,768
Equity Securities                                        48,414                   34,127             7,219
                                        ------------------------ ------------------------ -----------------
TOTAL                                                $1,211,317               $1,483,473        $1,127,937
                                        ======================== ======================== =================

                   Maturities and Weighted Average Yield at End of Latest Reporting Period


                                                                  Maturing
                                -----------------------------------------------------------------------------
                                                      After One But      After Five But
                                 Within One Year    Within Five Years   Within Ten Years    After Ten Years
                                ------------------- ------------------- ------------------ ------------------
                                 Amount     Yield    Amount     Yield    Amount    Yield    Amount    Yield
                                ---------- -------- ---------- -------- ---------- ------- ---------- -------
U.S. Treasury and other
   U.S. Government
   Agencies and Corporations     $224,552    6.47%   $635,744    6.30%   $125,441   6.53%   $135,039   6.76%
States and Political
   Subdivisions                     9,012    6.08         939    6.37         308   6.37         393   6.94
Other Debt Securities               4,639    5.65       2,621    6.63         565   5.00      23,650   9.67
Equity Securities                  48,414    5.62          --      --          --     --          --     --
                                ---------- -------- ---------- -------- ---------- ------- ---------- -------
     TOTAL                       $286,617    6.30%   $639,304    6.30%   $126,314   6.52%   $159,082   7.20%
                                ========== ======== ========== ======== ========== ======= ========== =======

Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.

                                        HUBCO, Inc. and Subsidiaries
                                          S.E.C. GUIDE 3 - ITEM III
                                               LOAN PORTFOLIO

                               Types of Loans At End of Each Reporting Period
                                                           December 31,
                          ---------------------------------------------------------------------------------
                               1997            1996             1995            1994             1993
                          --------------- ---------------- --------------- ---------------- ---------------
Commercial, Financial,
  and Agricultural            $  520,211       $  526,927      $  514,270       $  481,271      $  487,985
Real Estate Construction          97,201           84,245          61,006           40,708          35,360
Real Estate Mortgage           2,104,900        2,143,326       1,848,385        1,641,291       1,362,006
Installment                      204,147          194,476         168,593          165,922         130,494
                          --------------- ---------------- --------------- ---------------- ---------------
     TOTAL                    $2,926,459       $2,948,974      $2,592,254       $2,329,192      $2,015,845
                          =============== ================ =============== ================ ===============

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

                                        Maturities and Sensitivity to Changes in Interest Rates

                                                                   MATURING
                             --------------------------------------------------------------------------------------
                                                        After One But
                                Within One Year       Within Five Years   After Five Years                 Total
                             ----------------------- -------------------- ------------------ ----------------------
Commercial, Financial,
  and Agricultural                         $191,737             $137,540           $182,863             $  512,140
Real Estate Construction                     37,948               39,391              8,992                 86,331
Real Estate - Mortgage                       55,206              239,760            465,989                760,955
                             ----------------------- -------------------- ------------------ ----------------------
     TOTAL                                 $284,891             $416,691           $657,844             $1,359,426
                             ======================= ==================== ================== ======================


                                                                  SENSITIVITY
                                               ---------------------------------------------------
                                                     Fixed Rate               Variable Rate
                                               ------------------------ --------------------------
Due After One But Within Five Years                           $206,216                   $260,158
Due After Five Years                                           282,541                    658,218
                                               ------------------------ --------------------------
     TOTAL                                                    $488,757                   $918,376
                                               ======================== ==========================

                                        HUBCO, Inc. and Subsidiaries
                                          S.E.C. GUIDE 3 - ITEM III
                                               LOAN PORTFOLIO

                                 Nonaccrual, Past Due and Restructured Loans

                                                               December 31
                                ---------------------------------------------------------------------------
                                      1997            1996           1995           1994           1993
                                -------------- --------------- -------------- -------------- --------------
                                                              (In Thousands)
Loans accounted for on
  a nonaccrual basis                  $47,175         $51,565        $34,512        $53,748        $74,884

Loans contractually past
  due 90 days or more as
  to interest or principal
  payments                             16,213          15,753          8,550          7,130         26,939

Loans whose terms have
  been renegotiated to
  provide a reduction or
  deferral of interest
  or principal because of a
  deterioration in the
  financial position of
  the borrower                         16,162          12,278          1,908         34,481         42,187


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

                                        HUBCO, Inc. and Subsidiaries
                                          S.E.C. GUIDE 3 - ITEM IV
                                       SUMMARY OF LOAN LOSS EXPERIENCE

The following is a summary of the activity in the allowance for possible loan losses, broken down by loan category:

                                                              Year Ended December 31
                                       ---------------------------------------------------------------------
                                           1997           1996          1995         1994          1993
                                       ============== ============= ============= ============ =============
Loans Outstanding at End of Year          $2,926,459    $2,948,974    $2,592,254   $2,369,188    $2,015,845
                                       ============== ============= ============= ============ =============
Daily Average Amount of Loans             $2,915,843    $2,270,316    $2,457,377   $2,139,842    $2,043,758
                                       ============== ============= ============= ============ =============
Balance of Allowance for Possible
 Loan Losses at Beginning of Year            $47,304       $41,694      $ 51,898     $ 56,080      $ 55,571
Loans Charged Off:
  Commercial, Financial and
    Agricultural                              (4,202)       (6,531)      (15,511)      (7,435)       (8,043)
 Real Estate - Construction                        -             -           (75)        (474)         (482)
 Real Estate - Mortgage                       (4,893)       (6,214)       (8,682)     (14,956)      (17,658)
 Installment                                  (5,796)       (3,232)       (1,648)        (884)       (2,602)
 Lease Financing and Other                      (384)         (485)          (73)        (118)         (434)
                                       -------------- ------------- ------------- ------------ -------------
Total Loans Charged Off                      (15,275)      (16,462)      (25,989)     (23,867)      (29,219)
                                       -------------- ------------- ------------- ------------ -------------
Recoveries of Loans Previously
  Charged Off:
  Commercial, Financial and
    Agricultural                               2,023           565           975        1,829           833
  Real Estate-Construction                        --            --            40           17            --
  Real Estate-Mortgage                         1,203           914         1,559          494           612
  Installment                                  1,427         1,146           808          837         1,025
  Lease Financing and Other                       41            19            32           48           155
                                       -------------- ------------- ------------- ------------ -------------
Total Recoveries                               4,694         2,644         3,414        3,225         2,625
                                       -------------- ------------- ------------- ------------ -------------
Net Loans Charged Off                        (10,581)      (13,818)      (22,575)     (20,642)      (26,594)
                                       -------------- ------------- ------------- ------------ -------------
Provision Charged to Expense                  11,945        14,770        12,282       10,308        33,485
Additions Acquired Through
  Acquisitions                                 2,800         4,658            --        4,717           400
Other                                             --            --            89        1,435        (6,782)
                                       -------------- ------------- ------------- ------------ -------------
Balance at End of Year                       $51,468       $47,304       $41,694      $51,898       $56,080
                                       ============== ============= ============= ============ =============

Ratios
Net Loans Charged Off to
  Average Loans Outstanding                     0.36%         0.51%         0.51%        0.96%         1.30%
Allowance for Possible Loan
  Losses to Average Loans
  Outstanding                                   1.77%         1.74%         1.70%        2.43%         2.74%

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

                                      HUBCO, Inc. and Subsidiaries
                                        S.E.C. GUIDE 3 - ITEM IV
                                    SUMMARY OF LOAN LOSS EXPERIENCE
                             ALLOWANCE FOR POSSIBLE LOAN LOSSES ALLOCATION

                                                            December 31,
                             -------------------------------------------------------------------------
                                      1997                     1996                     1995
                             ----------------------- ------------------------- -----------------------
                                        % of Loans                % of Loans              % of Loans
                                          in Each                  in Each                 in Each
                              Amount     Category      Amount    Category to    Amount   Category to
                                         to Total                Total Loans             Total Loans
                                           Loans
                             ---------- ------------ ----------- ------------- --------- -------------
Balance at end of period
  applicable to domestic
  loans:

Commercial, Financial and      $16,571        17.8%     $16,643         17.8%   $18,297         19.8%
  Agricultural
Real Estate Construction           453         3.3          188          2.9        252          2.4
Real Estate Mortgage            17,428        71.9       16,239         72.7     13,796         71.3
Installment                      4,324         7.0        3,700          6.6      2,860          6.5
Unallocated                     12,692                   10,533                   6,489
                             ---------- ------------ ----------- ------------- --------- -------------
TOTAL                          $51,468       100.0%     $47,303        100.0%   $41,694        100.0%
                             ========== ============ =========== ============= ========= =============

                                                   December 31,
                             ---------------------------------------------------
                                       1994                      1993
                              ------------------------ -------------------------
                                          % of Loans                % of Loans
                                            in Each                   in Each
                                Amount     Category      Amount      Category
                                           to Total                  to Total
                                             Loans                     Loans
                              ----------- ------------ ------------ ------------
Balance at end of period
  applicable to domestic
  loans:

Commercial, Financial and         31,128        20.7%       37,481        24.2%
  Agricultural
Real Estate Construction             391         1.7           948         1.8
Real Estate Mortgage              11,917        70.5        12,152        67.5
Installment                        3,258         7.1         2,561         6.5
Unallocated                        5,204                     2,938
                              ----------- ------------ ------------ ------------
TOTAL                            $51,898       100.0%      $56,080       100.0%
                              =========== ============ ============ ============

The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the date indicated.

                          HUBCO, Inc. and Subsidiaries
                            S.E.C. GUIDE 3 - ITEM V
                                    DEPOSITS

The following table sets forth average deposits and average rates for each of the years indicated.

                                                         Year Ended December 31,
                                                         -----------------------
                                            1997                       1996                      1995
                                -------------------------  ----------------------   ---------------------------
                                    Amount         Rate       Amount        Rate        Amount           Rate
                                -------------    --------  ------------   -------   ---------------   ----------
Domestic Bank Offices:
Non-interest-bearing
   demand deposits                $  673,152                 $  605,121                  $  546,871
Interest-bearing
   demand deposits                   746,808       2.57%        683,118      2.67%          592,102      2.93%
Savings deposits                     921,828       2.33         979,975      2.36           968,266      2.56
Time deposits                      1,455,246       5.06       1,561,848      5.20         1,234,150      4.91
                                -------------              -------------            ----------------
TOTAL                             $3,797,034                 $3,830,062                  $3,341,389
                                =============              =============            ================

Maturities of certificates of deposit and other time deposits of $100,000 or more issued by domestic offices, outstanding at December 31, 1997 are summarized as follows:

                                      Time Certificates       Other Time
                                         of Deposit             Deposits            Total
                                    ---------------------- ------------------ -----------------
                                                              (In Thousands)
3 months or less                              $    94,197             $   --        $   94,197
Over 3 through 6 months                            40,908                 --            40,908
Over 6 through 12 month                            32,755                 --            32,755
Over 12 months                                     26,597                 --            26,597
                                    ---------------------- ------------------ -----------------
TOTAL                                          $  194,457             $   --         $ 194,457
                                    ====================== ================== =================

                          HUBCO, Inc. and Subsidiaries
                            S.E.C. GUIDE 3 - ITEM VI
                           RETURN ON EQUITY AND ASSETS

                                                  Year Ended December 31,
                                          --------------------------------------
                                           1997            1996            1995
                                          ------------ --------------- ---------
Return on Average Assets                   1.12%           0.54%           0.91%

Return on Average Equity                  16.29%           7.60%          12.40%

Common Dividend Payout Ratio              41.67%          81.48%          44.09%

Average Stockholders' Equity to
 Average Assets Ratio                      6.91%           7.05%           7.31%

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

                                                   Federal Funds Purchased and
                                                   Securities Sold Under
                                                   Agreements to Repurchase        Short-Term Borrowings
                                                   ----------------------------  - ---------------------
At Year end December 31:
  1997                                                     $365,306                   $164,881
  1996                                                      188,305                    198,368
  1995                                                       79,344                    190,623
Weighted average interest rate at year end:
  1997                                                         5.64%                      5.81%
  1996                                                         5.29                       5.85
  1995                                                         5.71                       5.66
Maximum amount outstanding at any month's end:
  1997                                                     $395,670                   $256,992
  1996                                                      226,049                    217,902
  1995                                                      342,319                     66,195
Average amount outstanding during the year:
  1997                                                     $196,139                   $206,384
  1996                                                      163,488                    180,966
  1995                                                      197,546                    121,620
Weighted average interest rate during the year:
  1997                                                         5.28%                      5.77%
  1996                                                         5.09                       5.20
  1995                                                         5.70                       5.67

ITEM 2.  PROPERTIES

The corporate headquarters of HUBCO is located in a three story facility in Mahwah, New Jersey. The building is approximately 64,350 square feet and houses the executive offices of the Company and Hudson United Bank. The main office of Hudson United is located in a leased facility in Union City, New Jersey. Hudson United Bank occupies 57 branch offices, of which 30 are owned and 27 are leased. Lafayette's main office is located in a leased facility in Bridgeport, Connecticut. Lafayette occupies 31 branch offices, of which 8 are owned and 23 are leased. BOTH's main office is located in an owned facility in Poughkeepsie, New York. BOTH occupies 32 branch offices, of which 16 are owned and 16 are leased.


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

As of December 31, 1997, HUBCO had approximately 5,817 shareholders.

HUBCO's common stock is listed on the Nasdaq National Market. The following represents the high and low closing sale prices from each quarter during the last two years. The numbers have been restated to reflect all stock dividends.

                                                  1997
                                         ------------------------
                                          High              Low
                                         ------            ------
            1st Quarter                  $25.85            $21.84
            2nd Quarter                   28.52             21.12
            3rd Quarter                   32.04             26.94
            4th Quarter                   39.13             30.94

                                                  1996
                                         ------------------------
                                          High              Low
                                         ------            ------
            1st Quarter                  $21.33            $18.32
            2nd Quarter                   20.50             17.32
            3rd Quarter                   20.39             18.61
            4th Quarter                   24.15             19.56

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

                                               1997               1996              1995               1994              1993
                                               ----               ----              ----               ----              ----
Net Interest Income                         $197,775            $185,556          $176,325           $158,526           $134,289

Provision for Possible
 Loan Losses                                   11,945             14,770            12,282             10,308             33,274

Net Income (Loss)                              53,217             24,680            36,384             29,233                724

Per Share Data(1)
Earnings (Loss) Per Share:
   Basic                                         1.80               0.81              1.27               1.10               0.03
   Diluted                                       1.73               0.79              1.21               1.01               0.03
Cash Dividends - Common                          0.75               0.66              0.56               0.34               0.29

Balance Sheet Totals
(at or for the year ended December 31,):

Total Assets                                4,782,179          4,889,610         4,155,766          4,009,464          3,551,613
  Long Term Debt                              150,000            100,000            25,000             25,000                  -
  Average Equity                              326,627            324,534           293,502            250,721            216,804
  Average Assets                            4,729,270          4,601,519         4,017,723          3,787,603          3,483,909

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                            and

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



Five Year Summary of Selected Financial Data
(Dollars in thousands, except per share data)        1997          1996         1995          1994          1993
                                                  ----------    ----------   ----------    ----------    ----------
YEAR ENDED DECEMBER 31
Interest and fee income                           $  347,191    $  330,337   $  300,368    $  252,102    $  228,581
Interest expense                                     149,416       144,821      124,043        93,576        94,292
Net interest income                                  197,775       185,556      176,325       158,526       134,292
Provision for loan losses                             11,945        14,770       12,282        10,308        33,274
Noninterest income                                    41,232        35,282       24,138        27,538        29,018
Securities gains/(losses)                              8,730         1,018          793            93         6,512
Noninterest expense                                  147,282       168,091      136,523       130,583       130,900
Income before income taxes                            88,510        38,995       52,451        45,266         5,645
Cumulative effect of accounting change                     -             -            -           117             -
Net income                                            53,217        24,680       36,384        29,233           724

PER SHARE DATA
   Basic                                          $     1.80    $     0.81   $     1.27    $     1.10    $     0.03
   Common                                         $     1.73    $     0.79   $     1.21    $     1.01    $     0.03

Cash dividends declared
   per common share                               $     0.75    $     0.66   $     0.56    $     0.34    $     0.29

Book value per common share
   at year end                                    $    10.83    $    11.10   $    11.31    $     9.60    $     9.72

Weighted average share outstanding
(in thousands)
   Basic                                              29,164        29,440       27,844        26,065        21,231
   Diluted                                            30,676        31,380       30,082        28,861        23,872

Common shares outstanding
(in thousands)                                        28,705        29,032       28,530        27,688        23,156

AT DECEMBER 31
Securities available for sale                     $  958,210    $1,172,602   $  833,880    $  506,395    $  404,655
Securities held to maturity                          253,107       310,871      294,057       766,691       794,678
Loans, net of unearned and deferred fees           2,926,459     2,948,974    2,592,254     2,369,188     2,015,845
Total assets                                       4,782,179     4,889,610    4,155,766     4,009,464     3,551,613
Deposits                                           3,731,733     4,025,761    3,476,693     3,356,637     2,988,460
Long-term debt                                       150,000       100,000       25,000        25,000             -
Total stockholders' equity                           311,110       326,159      326,887       289,435       224,992

PERFORMANCE RATIOS
Net interest margin                                     4.56%         4.38%        4.72%         4.54%         4.19%
Efficiency ratio                                        56.2%         70.7%        65.4%         66.4%         78.1%
Return on average assets                                1.13%         0.54%         .91%         0.77%         0.02%
Return on average equity                               16.29%         7.60%       12.40%        11.66%         0.33%

CAPITAL RATIOS *
Tier 1 Leverage Ratio                                   6.47%         5.71%        7.56%         6.28%         7.22%
Total Risk-Based Capital Ratio                         15.07%        14.08%       17.21%        16.71%        14.85%

--------

* Capital ratios for the years 1992 through 1996 are as previously stated and do not consider the retroactive application of pooling of interest transactions.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ACQUISITION SUMMARY

HUBCO began its acquisition program in the fall of 1990. Since that time, the Company has completed twenty-two acquisitions, including five which were completed in the first half of 1998. The Company also has three pending acquisitions which it expects to close by the third quarter of 1998. Through these acquisitions, the Company has grown from a $550 million asset banking company to a community banking franchise which will have assets of approximately $6.5 billion following completion of all pending acquisitions. The acquisition program has been utilized to achieve efficiencies and to distribute the cost of new products and technologies over a larger asset base. It is the Company's philosophy that acquisitions become accretive to earnings within a short time frame, generally within one year. The financial results of these acquisitions are difficult to measure other than on an as-reported basis each quarter because pooling of interest transactions change historical results from those actually reported by HUBCO.

On January 12, 1996, the Company acquired Growth Financial Corp. (Growth) and merged its subsidiary bank, Growth Bank, into Hudson United Bank (Hudson United). Growth was a $128 million asset bank with 3 branch locations, headquartered in Basking Ridge, New Jersey.

On July 1, 1996, the Company acquired Lafayette American Bank and Trust Company (Lafayette) and continued to operate it as an independent commercial bank headquartered in Connecticut. Lafayette was a $700 million asset bank which operated 19 branches, primarily in Fairfield County, Connecticut.

On December 13, 1996, the Company acquired Westport Bancorp, Inc. (Westport) and merged its subsidiary bank, Westport Bank & Trust Company into Lafayette. Westport was a $317 million asset bank based in Westport, Connecticut and operated 7 branch locations.

All three of these acquisitions were accounted for on the pooling-of-interests accounting method, and, accordingly, the consolidated financial statements prior to the mergers have been restated to include these institutions and their results of operations.

On August 30, 1996, the Company acquired Hometown Bancorporation (Hometown), a $194 million asset bank holding company headquartered in Darien, Connecticut. Hometown's 2 -branch banking subsidiary, The Bank of Darien, was merged into Lafayette.

On November 29, 1996, Lafayette acquired UST Bank/Connecticut and merged it into the Connecticut franchise. UST Bank was a $111 million asset commercial bank with 4 branch locations. Both of these acquisitions were accounted for under the purchase method of accounting, and as such, their assets and earnings are included in the Company's consolidated results only from the date of acquisition and thereafter.

In addition, during 1996 the Company purchased 4 New Jersey branches with total deposits of $70.3 million and merged them into Hudson. The Company also sold 1 branch during the year with deposits of $9.7 million.

On April 5, 1995, Jefferson National Bank was merged with Hudson and on June 30, 1995, Urban National Bank was merged with Hudson. Both acquisitions were accounted for with the pooling-of-interests accounting method, and, therefore, the financial statements for periods prior to these mergers have been restated to include the assets and results of operations of these banks. Jefferson was a $90 million bank headquartered in Passaic, New Jersey, that operated 4 branches and Urban National was a $230 million asset bank headquartered in Franklin Lakes, New Jersey, that operated 9 branch locations.

The Company consummated five acquisitions in the first half of 1998. On January 8, 1998, the Company acquired the Bank of Southington (BOS) and merged it into Lafayette. BOS was a $135 million asset bank with 2 branch locations, headquartered in Southington, Connecticut.

On April 24, 1998, the Company acquired Poughkeepsie Financial Corp. (PFC) and merged PFC into HUBCO, PFC's subsidiary bank, Bank of the Hudson, a $880 million asset institution headquartered in Poughkeepsie, New York has been established as a separate New York banking subsidiary of HUBCO. Bank of the Hudson then had 16 branches in Rockland, Orange and Dutchess counties in New York.

On May 29, 1998, the Company acquired MSB Bancorp, Inc. (MSB) and merged MSB into HUBCO and MSB's subsidiary bank into Bank of the Hudson. MSB was a $774 million asset institution headquartered in Goshen, New York and operated 16 branches in Orange, Putnam and Sullivan counties in New York.

The BOS, PFC and MSB acquisitions were all accounted for on the pooling of interests accounting method and, accordingly, the supplemental statements for periods prior to the merger have been restated to include these institutions and their results of operations.

On February 5, 1998, the Company acquired Security National Bank & Trust Company of New Jersey (SNB) and merged SNB into Hudson. SNB was a $86 million asset bank and trust company headquartered in Newark, New Jersey with 4 branches in Nutley, Kearny and Newark, New Jersey. The merger was accounted for under the purchase method of accounting.

On June 26, 1998, the Company acquired 21 branches of First Union National Bank located in New Jersey and Connecticut. The 8 Connecticut branches representing $99.6 million in deposits were merged into Lafayette. The 13 New Jersey branches representing $143.3 million in deposits were merged into Hudson United.

The Company, in its March 2, 1998 purchase and assumption agreement with First Union National Bank, has agreed to acquire two additional branches in Hyde Park and Woodstock, New York. The deposits, approximating $24 million, are expected to be merged into Bank of the Hudson on July 24, 1998.

The Company has three additional pending acquisitions which it expects to close in the third quarter of 1998. On March 3, 1998, the Company and Community Financial Holding Corporation (CFHC) announced the signing of a definitive merger agreement. Under the terms of the agreement, CFHC will merge into HUBCO and CFHC's subsidiary bank, Community National Bank of New Jersey, will be merged into Hudson United and will be operated as the Community National division of Hudson United. Community National Bank of New Jersey has 8 branches and will mark Hudson United's first entry into Camden, Burlington and Gloucester counties in New Jersey.

On March 31, 1998, the Company announced the signing of separate definitive merger agreements with Dime Financial Corporation (DFC) and IBS Financial Corporation (IBS). DFC is the holding company for the Dime Savings Bank of Wallingford, Connecticut, a $961 million asset institution which operates 11 offices in New Haven county. Under the terms of the agreement, DFC will merge into HUBCO and DFC's subsidiary bank, Dime Savings Bank will merge into Lafayette.

IBS is the holding company for Inter-Boro Savings and Loan Association headquartered in Cherry Hill, New Jersey, a $734 million asset institution which operates 10 offices in New Jersey's Suburban, Philadelphia communities.

Under the terms of the agreement, IBS will merge into HUBCO and IBS's subsidiary bank, Inter-Boro Savings and Loan Association will merge into Hudson United.

1996 SPECIAL CHARGES SUMMARY

In 1996, the Company incurred one-time charges ("special charges") as detailed below. Further details relative to the special charges are discussed in the Noninterest Expense category.

 CHARGE                    PRE-TAX  AFTER-TAX
 ------------------------------------------------
 Special SAIF assessment  $  6,374   $   3,865
 Merger related and
   restructuring
   charges--
    Lafayette               13,018       9,016
    Westport                 8,986       5,901
                        -------------------------
 Total special charges
   in noninterest
   expense                $ 28,378    $ 18,782
 Special provision for
   possible loan losses      4,000       2,340
                        =========================
 Total special charges    $ 32,378    $ 21,122
                        =========================

RESULTS OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 1997, 1996, AND 1995

HUBCO, Inc. and Subsidiaries reported net income of $53.2 million for the year ended December 31, 1997 compared to $24.7 million for the year 1996 as reported, $45.8 million for the year 1996 excluding special charges and $36.4 million for 1995. Diluted earnings per share was $1.73 for 1997 compared to $0.79 for 1996 as reported and represents an 18% increase from $1.46 for 1996 excluding special charges. Excluding special charges, 1996 diluted earnings per share increased 21% from $1.21 for 1995. Basic earnings per share was $1.80 for 1997 compared to $0.81 as reported for 1996 and represents an 18% increase from $1.53 for 1996, excluding special charges. Excluding special charges, 1996 basic earnings per share increased 20% from $1.27 for 1995.

Return on average assets was 1.12% for 1997 compared to 0.54% for 1996 as reported, 0.99% for 1996 excluding special charges and 0.91% for 1995. Return on average equity was 16.29% for 1997 compared to 7.60% for 1996 as reported, 14.11% for 1996 excluding special charges and 12.40% for 1995.

The following table presents a summary of HUBCO's average balances, the yields earned on average assets and the cost of average liabilities and stockholders' equity for the years ended December 31, 1997, 1996 and 1995 (in thousands):

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS, AND RATES

                                        1997                                1996                               1995
                          ---------------------------------  -----------------------------------  ----------------------------------
                             AVERAGE                YIELD/    AVERAGE                    YIELD/    AVERAGE                    YIELD/
                             BALANCE     INTEREST    RATE     BALANCE       INTEREST      RATE     BALANCE      INTEREST       RATE
                          ---------------------------------  -----------------------------------  ----------------------------------
  ASSETS
  Interest-bearing        $     --     $    --        -- %    $      679    $     30      4.42%   $     1,385   $     60       4.33%
    deposits with banks
  Federal funds sold          49,363       3,294     6.67%        50,347       2,636      5.24%        48,287      2,788       5.77%
  Securities-taxable       1,368,328      90,665     6.63%     1,460,810      93,760      6.42%     1,213,539     76,652       6.32%
  Securities-tax exempt(1)    11,813         782     6.62%        15,186         978      6.44%        36,075      2,138       5.93%
  Loans(2)                 2,915,843     252,819     8.67%     2,720,316     233,432      8.58%     2,457,377    219,632       8.94%
                          --------------------------------   ----------------------------------   ----------------------------------
  Total Earning Assets     4,345,347     347,560     8.00%     4,247,338     330,836      7.79%     3,756,663    301,270       8.02%
  Cash and due from banks    170,879                             151,852                              130,991
  Allowance for loan
    losses                   (47,988)                            (40,302)                             (49,166)
  Premises and equipment      50,261                              50,001                               51,403
  Other assets               210,771                             192,630                              127,832
                          ==========                         ===========                          ===========
  TOTAL ASSETS            $4,729,270                         $ 4,601,519                          $ 4,017,723
                          ==========                         ===========                          ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing
    transaction accounts  $  746,808   $  19,185     2.57%   $   683,118      18,256      2.67%   $   592,102   $ 17,372       2.93%
  Savings accounts           921,828      21,515     2.33%       979,975      23,107      2.36%       967,266     24,735       2.56%
  Time deposits            1,455,246      73,632     5.06%     1,561,848      81,227      5.20%     1,234,150     60,564       4.91%
                          --------------------------------   ----------------------------------   ----------------------------------
  Total Interest-Bearing
    Deposits               3,123,882     114,332     3.66%     3,224,941     122,590      3.80%     2,793,518    102,661       3.67%
  Short-term borrowings      402,523      22,651     5.63%       344,454      18,326      5.32%       319,166     19,229       6.02%
  Long-term debt             145,206      12,433     8.56%        47,483       3,905      8.22%        25,000      2,153       8.61%
                          --------------------------------   ----------------------------------   ----------------------------------
  Total Interest-Bearing
    Liabilities            3,671,611     149,416     4.07%     3,616,878     144,821      4.00%     3,137,684    124,043       3.95%
  Demand deposits            673,152                             605,121                              546,871
  Other liabilities           57,880                              54,986                               39,666
  Stockholders' equity       326,627                             324,534                              293,502
                          -----------                        ------------                         -----------
    TOTAL LIABILITIES
    AND STOCKHOLDERS'
    EQUITY                $4,729,270                         $ 4,601,519                          $ 4,017,723
                          ==========                         ===========                          ===========
  NET INTEREST INCOME                  $ 198,144                         $   186,015                            $177,227
                                       =========                         ===========                             =======
   NET INTEREST MARGIN(3)                            4.56%                                4.38%                                4.72%
  ----------------------------------------------------------------------------------------------------------------------------------

(1) The tax equivalent adjustments for the years ended December 31, 1997, 1996 and 1995 were $274, $342 and $748, respectively, and are based on a tax rate of 35%.
(2) The tax equivalent adjustments for the years ended December 31, 1997, 1996 and 1995 were $96, $117 and $154, respectively, and are based on a tax rate of 35%. Average loan balances include nonaccrual loans and loans held for resale.
(3) Represents tax equivalent net interest income divided by interest-earning assets.

The following table presents the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rate (in thousands):

CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME-RATE/VOLUME ANALYSIS

                                         INCREASE/(DECREASE)                  INCREASE/(DECREASE)
                                    -------------------------------   -------------------------------------
                                            1997 OVER 1996                       1996 OVER 1995
                                    -------------------------------   -------------------------------------
                                       VOLUME       RATE     TOTAL          VOLUME        RATE       TOTAL
-------------------------------------------------------------------   -------------------------------------
Loans                                $16,931     $ 2,457  $19,388          $22,818     $(9,018)    $13,800
Securities-taxable                    (6,063)      2,968   (3,095)          15,852       1,256      17,108
Securities-tax exempt                   (223)         26     (197)          (1,332)        172      (1,160)
Federal funds sold                       (52)        710      658              115        (267)       (152)
Interest bearing deposits                (30)         --      (30)             (31)          1         (30)
                                    -------------------------------   -------------------------------------
Total interest and fee income         10,563       6,161   16,724           37,422      (7,856)     29,566
                                    -------------------------------   -------------------------------------
INTEREST EXPENSE:
Interest bearing transaction
  accounts                             1,656        (727)     929            2,520      (1,636)        884
Savings                               (1,359)       (233)  (1,592)             321      (1,939)     (1,618)
Time deposits                         (5,437)     (2,158)  (7,595)          16,866       3,797      20,663
Short-term borrowings                  3,222       1,103    4,325            1,452      (2,355)       (903)
Long-term debt                         8,361         167    8,528            1,853        (101)      1,752
                                    -------------------------------   -------------------------------------
Total interest expense                 6,443      (1,848)   4,595           23,012      (2,234)     20,778
                                    ===============================   =====================================
Net Interest Income                  $ 4,120     $ 8,009  $12,129          $14,410     $(5,622)    $ 8,788
                                    ===============================   =====================================

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid on deposits and borrowings. The principal earning assets are the loan portfolio, comprised of commercial loans for businesses, mortgage loans for businesses and individuals, consumer loans (such as car loans, home equity loans, etc.) and credit card loans, along with the investment portfolio. The investment portfolio represents the liquidity of the Company. Deposits and borrowings not required to fund loans and other assets are invested primarily in government and government agency securities.

Net interest income is affected by a number of factors including the level, pricing, and maturity of earning assets and interest-bearing liabilities, interest rate fluctuations, asset quality, and the amount of noninterest-bearing deposits and capital. In the following discussion, interest income is presented on a fully taxable-equivalent basis ("FTE"). Fully taxable-equivalent interest income restates reported interest income on tax-exempt loans and securities as if such interest were taxed at the statutory Federal income tax rate of 35%.

In 1997, net interest income on an FTE basis was $198.1 million, a 6.5% increase from the $186.0 million in 1996. The $186.0 million of net interest income in 1996 was a 5.0% increase from 1995. The increase in net interest income between 1997 and 1996 was due to the increase in the balance and the yield on interest earning assets which exceeded the effect of the increase in the balance of interest-bearing liabilities. The growth in the average balance sheet was realized primarily through the purchases of Hometown and UST Bank/Connecticut which occurred late in 1996.

The increase in net interest income between 1995 and 1996 was due to the fact that the increase in the balance of interest earning assets was sufficient to not only compensate for the reduction in yield on earning assets, but also to produce income sufficient to exceed the increased balance of interest-bearing liabilities.

NET INTEREST MARGIN

The net interest margin is computed by dividing net interest income on an FTE basis by average earning assets. The Company's net interest margin was 4.56%, 4.38%, and 4.72% for 1997, 1996, and 1995, respectively. The increase in the net interest margin from 1996 to 1997 is primarily due to an increase of 21 basis points in the yield on securities which comprised approximately one-third of the average earning assets and an increase of 9 basis points on loan yields. These increases in earning asset yields were only slightly offset by an increase in funding costs from borrowings which comprised 15% of the interest-bearing liabilities. The increase in yields on securities is primarily the result of sales of lower yielding assets from acquired institutions. The increase in the loan portfolio yields is primarily due to the growth of Shoppers Charge (a private label credit card portfolio).

The decrease in net interest margin from 1995 to 1996 was primarily due to a decrease in the yield on earning assets of 23 basis points. The primary factor in this decline is a decrease of 36 basis points on loan yields. The decline in loan yield results from a decrease in the prime rate, from an average of 8.83% in 1995 to an average of 8.27% in 1996 along with an increase of $27.4 million in nonperforming loans.

The Company's average cost of all deposits for 1997 was 3.01% compared to 3.20% for 1996 and 3.07% for 1995.

Approximately 40% of the Company's deposits are in transaction accounts, another 24% in savings accounts, and only 36% of its deposits are in the higher cost certificates of deposit as of year-end 1997.

Most of the securities are either U.S. Treasury or U.S. Government Agency securities. Maturities are generally kept below 5 years for final maturity and the weighted average life of the portfolio is approximately three years.

The mortgage-backed securities portfolio is comprised primarily of agency passthrough and Planned Amortization Class (PAC) obligations.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

Management determines the provision and adequacy of the allowance for loan losses based on a number of factors including an in-house loan review program conducted throughout the year. The loan portfolio is evaluated to identify potential problem loans, credit concentrations, and other risk factors such as current and projected economic conditions locally and nationally. General economic trends can greatly affect loan losses and there are no assurances that future changes to the loan loss allowance may not be significant in relation to the amount provided during a particular period. Management does, however, consider the allowance for loan losses to be adequate for the reporting periods based on evaluation and analysis of the loan portfolio at the time. Accompanying tables reflect the three-year history of charge-offs and the allocation of the allowance by loan category.

The provision for loan losses was $11.9 million for 1997 compared with $14.8 million and $12.3 million in 1996 and 1995, respectively. The decrease in the provision in 1997 of $2.8 million, or 19%, as well as the increase in provision from 1995 to 1996, is primarily due to the $4 million special provision which was taken in 1996. This special charge, reflecting the application of the Company's reserve methodology to the new Connecticut bank subsidiary and to address this subsidiary's problem loans, brought the allowance for possible loan losses to a level considered by management to be adequate. The allowance for possible loan losses as a percentage of loans outstanding for the last three years was 1.76%, 1.60%, and 1.61%. The allowance for loan losses as a percentage of nonperforming loans for the last three-years was 81%, 74%, and 114% representing consistent coverage of problem loans.

The following is a summary of the activity in the allowance for possible loan losses, by loan category for the years indicated (in thousands):

ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                    Year ended December 31,
                                                  -------------------------------------------------------------
                                                              1997                 1996                1995
                                                  -------------------------------------------------------------
   Amount of Loans Outstanding at End of Year              $ 2,926,459         $ 2,948,974         $ 2,592,254
                                                  =============================================================
   Daily Average Amount of Loans Outstanding               $ 2,915,843         $ 2,720,316         $ 2,457,377
                                                  =============================================================
   ALLOWANCE FOR LOAN LOSSES
   Balance at beginning of year                            $    47,304         $    41,694         $    51,898
   Loans charged off-
       Real estate mortgages                                     4,893               6,214               8,757
       Commercial                                                4,202               6,531              15,511
       Consumer                                                  5,796               3,232               1,648
       Other loans                                                 384                 485                  73
                                                   -------------------------------------------------------------
          Total loans charged off                               15,275              16,462              25,989
                                                  -------------------------------------------------------------
   Recoveries:
       Real estate mortgages                                     1,203                 914               1,599
       Commercial                                                2,023                 565                 975
       Consumer                                                  1,427               1,146                 818
       Other recoveries                                             41                  19                  22
                                                  -------------------------------------------------------------
          Total recoveries                                       4,694               2,644               3,414
                                                  -------------------------------------------------------------
          Net loans charged off                                 10,581              13,818              22,575
                                                  -------------------------------------------------------------
   Allowance of acquired companies                               2,800               4,658                  --
   Transfers from OREO valuation allowance to
       the allowance for possible loan losses                       --                  --                  89
   Provision for loan losses                                    11,945              14,770              12,282
                                                  -------------------------------------------------------------
   Balance at end of year                                  $    51,468         $    47,304         $    41,694
                                                  =============================================================
   Allowance for loan losses as a percentage of
       loans outstanding at year end                             1.76%               1.60%               1.61%
   Net charge offs as a percentage of average
       loans outstanding                                         0.36%               0.51%               0.51%
                                                  =============================================================


The following is the allocation of the allowance for possible loan losses, by loan category (in thousands):

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES


                                                        December 31,
                            ---------------------------------------------------------------------
                                    1997                   1996                   1995
                            ----------------------   -----------------------  -------------------
                                          CATEGORY                CATEGORY               CATEGORY
                                          PERCENT                 PERCENT OF             PERCENT
                             ALLOWANCE    OF LOANS   ALLOWANCE      LOANS    ALLOWANCE   OF LOANS
-------------------------------------------------------------------------------------------------
Real estate mortgages         $17,428      69.0%     $16,239       69.9%      $13,796     68.6%
Commercial and industrial      17,024      18.7%      16,832       18.4%       18,549     20.5%
Consumer                        4,324      12.3%       3,700       11.7%        2,860     10.9%
Unallocated                    12,692                 10,533                    6,489
                            =====================================================================
Total                         $51,468     100.0%     $47,304      100.0%      $41,694    100.0%
                            =====================================================================

NONINTEREST INCOME

Noninterest income, excluding securities gains and losses, increased 17% to $41.2 million for 1997 from $35.3 million in 1996. The $35.3 million in 1996 was an increase of 46% over 1995. The increases for 1997 and 1996 are primarily a result of growth in fee income arising from Shoppers Charge. The Shoppers Charge fee income increased $4.9 million, or 119% over 1996 which had been an increase of 55% over 1995. Also contributing to the increase in total noninterest income from 1995 to 1997 were losses recognized by the Company in 1995 and 1996 of $7.5 million and $894, respectively. These losses were taken to further reduce the carrying value of certain PFC loans held for sale.

Other factors effecting the increase in 1997 is an increase in trust income of $294, or 9%, an increase in international fees of $134, or 15% and an increase in service charges on deposit accounts of $770, or 4%. These increases were offset by a decrease in other income of $1.3 million, or 16% primarily due to a $622 gain resulting from the sale of a Hudson United branch in 1996.

The Company realized $8.7 million in securities gains in 1997 and $1.0 million in 1996 and $793 in 1995. The gains realized in 1997 and 1996 resulted primarily from the sale of equity investments in other financial institutions. In the fourth quarter of 1995, however, with the SFAS #115 window of opportunity to realign the held-to-maturity and available for sale portfolios, the Company sold nearly 300 small security issues that had been acquired through acquisitions over the past two years. The proceeds were reinvested in several larger securities with similar maturities and a large portion of the portfolio was allocated to available for sale. This allowed the Company more flexibility to manage the investment portfolio.

NONINTEREST EXPENSES

Non interest expense decreased 12%, or $20.8 million to $147.3 million in 1997 from $168.1 million in 1996. 1996 noninterest expense had increased 23% or $31.6 million from $136.5 million in 1995. Comparability between 1997 and 1996 as well as between 1996 and 1995 is impacted by the special charges in 1996, discussed earlier and the purchase accounting acquisitions of Hometown, UST and branch purchases during 1996. As indicated earlier, the BOS, PFC, MSB, Westport, Lafayette, Growth, Jefferson and Urban acquisitions were accounted for as poolings of interests and, therefore, all periods presented have been restated although expense structures are different after acquisition than they were before. The full annualized effect of the anticipated cost savings from the centralization of support functions related to the acquisitions closed in the later part of 1996 were only fully realized in the second quarter of 1997 as the computer conversions for Lafayette, Hometown and Westport occurred near year-end 1996 and the UST conversion occurred in the first quarter of 1997.

Salary expense was $51.1 million, $51.9 million and $51.0 million in 1997, 1996 and 1995, respectively. The $950, or 2% increase in 1996 compared with 1995 is primarily attributable to the aforementioned purchase acquisitions and the subsequent decline of $832 in salary expense in 1997 is primarily attributable to the centralization of support functions for those acquisitions. Employee benefits as a percentage of salaries were 33% in 1997, 27% in 1996 and 32% in 1995.

Occupancy expense remained stable at approximately $13.5 million in 1997 compared with $13.6 million and $13.5 million for the years 1996 and 1995, respectively. Equipment expense increased to $9.1 million in 1997 compared to $8.1 million in 1996 and $8.4 million in 1995. The $932 increase in 1997 is due to the implementation of a local area network and replacement of equipment. The reduction in costs from 1995 to 1996 are attributable to the sale of 50% of the Company's data processing subsidiary.

Deposit and other insurance expense declined significantly from $7.2 million in 1995 to $4.7 million in 1996 and $2.1 million in 1997. The cost reductions of 35% in 1996 and 54% in 1997 are primarily attributable to the decrease in the deposit insurance assessment rate for the Company's banking subsidiaries. The Company has also benefited from savings realized through negotiations on its other insurance coverages.

Outside services expense has increased to $21.2 million in 1997 from $16.5 million in 1996 and $14.0 million in 1995. The $4.8 million or 29% increase from 1996 to 1997 as well as the 18% increase from 1995 to 1996 are primarily attributable to the payments for data processing services to the Company's jointly owned service provider and reflect increased transaction volume resulting from acquisitions. Other less significant expense increases have occurred for services provided by unrelated parties due to the general growth of the Company.

Other Real Estate Owned (OREO) expense decreased from $4.8 million in 1996 to $4.6 million in 1997, a decline of 4%. This decrease is primarily a result of a reduction in OREO assets of $6.9 million from 1996 to 1997. From 1995 to 1996 OREO expense increased from $2.5 million to $4.8 million, an 89% change. The OREO expense increase from 1995 to 1996 includes a $897 increase in the provision for possible OREO losses. The remainder of the increase is the result of lower gains on the sale of OREO property disposition and maintenance costs incurred during 1996.

Amortization of intangibles expense increased to $8.7 million in 1997 from $6.9 million in 1996 and $2.3 million in 1995. Each of the increases is attributable to the increases in goodwill established for the acquisitions described previously. The increase from 1995 to 1996 is also impacted by core deposit intangible created, and its associated amortization, as a result of a branch purchase completed by MSB in January 1996.

Merger related and restructuring costs were $270 in 1997, $22.0 million in 1996 and $2.9 million in 1995. The costs for 1995 and 1997 included printing, legal, accounting, mailing, conversion costs, consulting fees and other like costs associated with the 1995 and current pending acquisitions, respectively. For 1996, the merger related costs were comprised of the same types of expenses as described above. The additional element in 1996--the restructuring costs-- were expensed in the then current period of acquisition to provide for the ongoing cost of restructuring the payroll and rental expense of the Connecticut franchise to meet the Company's operational strategies. Such costs include targeted branch and operations center closings, change of control contracts, data processing issues, demolition, moving and restoration costs and other expenses related to the integration of the acquired companies.

Other expenses increased slightly to $20.0 million in 1997 from $19.1 million in 1996 and $18.3 million in 1995. The increases were due to the general growth of the Company.

FEDERAL INCOME TAXES

The income tax provision for Federal and state taxes approximates 40% for 1997, 37% for 1996 and 31% for 1995. The increase in the effective tax rates for both 1997 and 1996 are due to the addition of intangible assets, which are not deductible for income tax purposes, as well as reversals of deferred tax valuation allowances and tax reserves no longer deemed necessary in 1995 and 1996.

FINANCIAL CONDITION

Total assets at December 31, 1997 were $4.78 billion, a slight decrease from assets of $4.89 billion at December 31, 1996. This reduction of assets is a result of repayments and maturities in the investment and loan portfolios which have not been reinvested, along with reductions in time deposits related to acquired institutions.

The Company considers its liquidity and capital to be adequate. At the end of 1997, the Company had $241.4 million in Federal funds sold and $1.21 billion in securities, $958.2 million in its available for sale portfolio, and $253.1 million in its held to maturity portfolio that are available to meet future loan demand. A net decline in total capital of $15.0 million resulted from the Company's purchase of $62.3 million in common treasury shares and dividends paid of $20.8 million, which was partially offset by the addition of $53.2 million from net income, and a $11.5 million increase in the mark-to-market of available for sale securities. The purchased treasury shares were reissued in connection with the conversion of preferred stock into common stock, the 3% stock dividend paid in December 1997 and the exercise of stock options. Despite the decline in total capital, the Company's Tier I Leverage ratio remained stable at 6.5% at December 31, 1997, due primarily to the issuance of $50.0 million in capital securities offered by HUBCO Capital Trust I on January 31, 1997. The $50.0 million is included in Tier I Capital for regulatory purposes, subject to certain limitations.

SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE

The securities portfolios serve as a source of liquidity and to manage interest rate risk. Consequently, the portfolios are managed over time in response to changes in market conditions and as loan demand changes.

At December 31, 1997 and 1996, the portfolios comprised 25% and 30% of the total assets of the Company. The amount of securities as a percentage of earning assets is a function of the amount of deposits and the amount of loans.

The Company's philosophy with respect to managing the portfolio is to purchase primarily government agency and mortgage-backed securities with maturities laddered over a five year period.

The following table summarizes the composition of the portfolios as of December 31, 1997 and 1996 (in thousands):



                                        1997                                        1996
                     -------------------------------------------  ------------------------------------------
                                                       ESTIMATED                                   ESTIMATED
                         AMORTIZED  GROSS  UNREALIZED   MARKET    AMORTIZED    GROSS  UNREALIZED    MARKET
                          COST      GAINS   (LOSSES)    VALUE       COST       GAINS   (LOSSES)     VALUE
------------------------------------------------------------------------------------------------------------
HELD TO MATURITY
PORTFOLIO
U.S. Government         $ 42,108   $  546   $    --    $ 42,654   $   76,837  $  326   $    (21) $   77,142
U.S. Government
   Agencies               97,662    1,575      (160)     99,077       82,635     603     (1,883)     81,355
Mortgage-backed
   securities            113,337      838      (807)    113,368      151,399     905     (1.594)    150,710
                     ------------------------------------------   -----------------------------------------

                        $253,107   $2,959   $  (967)   $255,099   $  310,871  $1,834   $ (3,498) $  309,207
                     ==========================================   =========================================

AVAILABLE FOR SALE
PORTFOLIO
U.S. Government         $110,485   $  890   $  (340)   $111,035   $  132,517  $  539   $ (1,276) $  131,780
U.S. Government
   Agencies              253,437    1,726      (249)    254,914      323,481   1,823     (2,188)    323,116
Mortgage-backed
   securities            502,697    1,522    (2,499)    501,720      661,965   2,090     (8,446)    655,609
States and Political
   Subdivisions           10,619       59       (26)     10,652       15,490      15        (49)     15,456
Other debt
   securities             31,378      105        (8)     31,475       12,486      76        (48)     12,514
Equity securities         43,637    4,839       (62)     48,414       40,008   4,116     (9,997)     34,127
                     ==========================================   =========================================
                        $952,253   $9,141   $(3,184)   $958,210   $1,185,947  $8,659   $(22,004) $1,172,602
                     ==========================================   =========================================

LOAN PORTFOLIO DISTRIBUTION BY CATEGORY

                                   December 31,
                       ------------------------------------
                           1997         1996        1995
                       -----------   ----------  ----------
                                   (in thousands)
Loans secured by
  real estate:
    Residential
     mortgage loans     $1,232,718   $1,232,669  $1,057,318
    Residential home
     equity loans          167,043      182,456     131,000
    Construction loans      97,201       84,245      61,006
    Commercial
     mortgage loans        705,139      728,201     660,067
                       ------------------------------------
                         2,202,101    2,227,571   1,909,391
                       ------------------------------------
  Commercial and
    industrial loans:
    Secured by real
     estate                 99,622      115,254     116,790
    Other                  420,589      411,673     397,480
                       ------------------------------------
                           520,211      526,927     514,270
                       ------------------------------------
  Shoppers Charge
    credit cards            91,047       61,759      57,915
  Other loans to
    individuals for
    household, family
    and other
    personal
    expenditures           113,100      132,717     110,678
                       ====================================
    Total Loan
     Portfolio          $2,926,459   $2,948,974  $2,592,254
                       ====================================

Total loans at December 31, 1997 decreased by $22.5 million from $2.95 billion at December 31, 1996, to $2.93 billion at December 31, 1997. The majority of the decrease occurred in the real estate portfolio as predominantly all 1997 residential loan production was sold into the secondary market. Commercial mortgage loans decreased by $23.1 million or 3% from $728.2 million in 1996 to $705.1 million at December 31, 1997. The reduction resulted primarily from the runoff or sale of non owner-occupied loans which were originated at acquired institutions and did not fit the Company's credit criteria. Commercial loans were relatively flat, with the overall mix shifting away from loans secured by real estate as the Company built its traditional portfolio of commercial and industrial loans. Non real estate secured commercial loans grew by $8.9 million or 2.2% to $420.6 million at December 31, 1997. Shoppers Charge Credit Cards (Shoppers) showed significant growth during the year with an increase of $29.3 million or 47% from $61.8 million in 1996 to $91.0 million in 1997. Shoppers growth was fueled by the addition of several new national chains as well as the purchase of credit card receivables and corresponding reserves. Other loans to individuals declined primarily as a result of the Company's decision to allow an acquired indirect automobile portfolio to decrease significantly during the year.

ASSET QUALITY

The Company's principal earning assets are its loans, which are primarily to businesses and individuals located in New Jersey, New York and Connecticut with the exception of the credit card loans which are originated in 44 states. Inherent in the lending business is the risk of deterioration in a borrower's ability to repay loans under existing loan agreements. Other risk elements include the amount of nonaccrual and past-due loans, the amount of potential problem loans, industry or geographic loan concentrations, and the level of other real estate owned (OREO) that must be managed and disposed of.

The following table shows the loans past due 90 days or more and still accruing and applicable asset quality ratios:

                                 December 31,
                         ----------------------------
  (Dollars in thousands)    1997      1996      1995
  ---------------------------------------------------
  Commercial              $ 2,926   $ 3,852    $1,026
  Real estate               8,752     9,581     6,471
  Consumer                  1,786       834       461
  Credit card               2,749     1,486       592
                         ----------------------------
    Total Loans
     Past-Due 90-Days or
     More and Still
     Accruing             $16,213   $15,753    $8,550
                         ============================
    AS A PERCENT OF
     TOTAL LOANS            0.55%     0.53%     0.33%
                         ============================
    AS A PERCENT OF
     TOTAL ASSETS           0.34%     0.32%     0.21%
                         ============================

These ratios have increased from the Company's historical levels due primarily to the growth in the Shoppers portfolio, the continued impact of the asset quality of acquired institutions and the change in method of reporting delinquent credit card receivables. In March 1996, the credit card division switched from the recency method to the contractual method of reporting delinquencies.

Nonaccruing loans consist of commercial loans and commercial mortgage loans past-due 90-days or more. Residential real estate loans are generally placed on nonaccrual status after 180 days of delinquency and consumer loans after 90 days of delinquency and are charged off after 120 days of delinquency. Any loan may be put on nonaccrual status earlier if the Company has concern about the future collectibility of the loan or its ability to return to current status.

Nonaccrual real estate loans are principally loans in the foreclosure process secured by real estate, including single family residential, multi-family, and commercial properties.

Nonaccruing consumer loans are loans to individuals. Excluding the credit card receivables, these loans are principally secured by automobiles or real estate.

Renegotiated loans are loans which were renegotiated as to the term or rate or both to assist the borrower after the borrower has suffered adverse effects in financial condition. Terms are designed to fit the ability of the borrower to repay and the Company's objective of obtaining repayment. The Company has $16.2 million of loans which are considered renegotiated.

OREO consists of properties on which the Bank has foreclosed or has taken a deed in lieu of the loan obligation. OREO properties are carried at fair value at all times, net of estimated costs to sell. The cost to maintain the properties during ownership, and any further declines in fair value are charged to current earnings. The Company has been successful in disposing of OREO properties, including those acquired in acquisitions. At December 31, 1997, 1996, and 1995, OREO amounted to $10.8 million, $17.7 million, and $26.3 million. The decline from year to year reflects the Company's success in disposing of these properties.

At December 31, 1997, nonperforming loans decreased by $506 to $63.3 million in 1997 from $63.8 million in 1996. The acquired companies added significantly to the Company's level of nonperforming loans and while the Company has been able to either dispose of or obtain repayment on the great majority of these problem loans acquired in previous acquisitions, they continue to impact asset quality. The Company continues to work with classified assets from the acquired institutions, which were identified in the due diligence process, and to conform these existing credits to the Company's credit policy.

The amount of interest income on nonperforming loans which would have been recorded had these loans continued to perform under their original terms amounted to $4.6 million, $5.2 million, and $5.4 million for the years 1997, 1996, and 1995, respectively. The amount of interest income recorded on such loans for each of the years was $1.3 million, $1.8 million, and $2.7 million, respectively. The Company has no outstanding commitments to advance additional funds to borrowers whose loans are in a nonperforming status.

Measures to control and reduce the level of nonperforming loans are continuing. Efforts are made to identify slow paying loans and collection procedures are instituted. After identification, steps are taken to understand the problems of the borrower and to work with the borrower toward resolving the problem, if practicable. Continuing collection efforts are a priority for the Banks.

The allowance for possible loan losses at December 31, 1997, 1996, and 1995 as a percentage of total loans was 1.76%, 1.60%, and 1.61%, respectively. Management formally reviews the loan portfolio and evaluates credit risk on at least a quarterly basis throughout the year. Such review takes into consideration the financial condition of the borrowers, fair market value of collateral, level of delinquencies, historical loss experience by loan category, industry trends, and the impact of local and national economic conditions. The unallocated portion, which is available to absorb loan losses but which is not deemed necessary for any specific loan or loan category, has increased in each of the years 1995, 1996, and 1997.

The following table summarizes the Company's nonperforming assets at the dates indicated (dollars in thousands):

NONPERFORMING ASSETS

                                                                             December 31,
                                                               -------------------------------------------
                                                                       1997          1996           1995
----------------------------------------------------------------------------------------------------------
Nonaccrual Loans                                                      $47,175       $51,565        $34,512
Renegotiated Loans                                                     16,162        12,278          1,908
                                                               -------------------------------------------
   Total Nonperforming Loans                                           63,337        63,843         36,420
Other Real Estate Owned                                                10,752        17,697         26,343
                                                               ===========================================
   Total Nonperforming Assets                                         $74,089       $81,540        $62,763
                                                               ===========================================
Ratios:
   Nonaccrual Loans to Total Loans                                      1.61%         1.75%          1.33%
   Nonperforming Assets to Total Assets                                 1.55%         1.67%          1.51%
   Allowance for Loan Losses to Nonaccrual Loans                         109%           92%           121%
   Allowance for Loan Losses to Nonperforming Loans                       81%           74%           114%
----------------------------------------------------------------------------------------------------------

DEPOSITS

As of December 31, 1997, Hudson United has 60 branch offices located primarily in Bergen, Essex, Hudson, and Passaic counties with other locations in Middlesex, Morris, Union and Somerset counties. Hudson manages the branch system by regionalizing into 5 regions with each managed by a regional manager with a loan staff.

Lafayette American has 31 branch offices located in New Haven and Fairfield counties. Lafayette has 2 established regions.

Bank of the Hudson has 32 branch offices located in Rockland, Orange, Dutchess, Putnam and Sullivan counties in New York.

The Company devotes as much attention to the cost side of the net interest margin as to loans, emphasizing the generation of the lowest cost deposits. The following table summarizes the deposit base at the dates indicated (in thousands)

                                  December 31,
                       ----------------------------------
                           1997        1996        1995
                       ----------------------------------
  Noninterest-
    bearing deposits   $  739,723   $ 721,455   $ 628,432
  NOW/MMDA deposits       750,528     773,722     678,996
  Savings deposits        881,281     937,608     885,868
  Time deposits         1,360,201   1,592,976   1,283,397
                       ==================================
  Total Deposits       $3,731,733  $4,025,761  $3,476,693
                       ==================================

The decrease in deposits from 1996 to 1997 of $294.0 million, or 7%, is primarily attributable to the decline in the higher rate deposits related to the Connecticut acquisitions. As noted earlier, 40% of the deposit base is in low or noninterest bearing core deposits and another 24% is in low cost savings deposits. This funding base provides a very low cost funding source for the Company.

LIQUIDITY

Liquidity is a measure of the Company's ability to meet the needs of depositors, borrowers, and creditors at a reasonable cost and without adverse financial consequences. The Company has several liquidity measurements that are evaluated on a frequent basis. The Company has adequate sources of liquidity including Securities Available for Sale, Federal funds lines, and the ability to acquire funds from the Federal Home Loan Bank. The management of balance sheet volumes, mixes, and maturities enables the Company to maintain adequate levels of liquidity.

The liquidity requirements of the Company, primarily for dividends to shareholders, debt service, and other corporate purposes are met through cash and short-term money market investments and regular periodic dividends from the subsidiary banks. The Company also has the ability, when and if necessary, to access the capital markets. Management considers the liquidity of the Company and the subsidiary banks to be adequate to meet current and anticipated funding requirements.

CAPITAL

Capital adequacy is a measure of the amount of capital needed to support asset growth, absorb unanticipated losses, and provide safety for depositors. The regulators establish minimum capital ratio guidelines for the banking industry. The capital ratios impact the performance of the Company in that these ratios determine the FDIC deposit insurance premium rate a bank must pay.

The following table sets forth the regulatory minimum capital ratio guidelines and the current capital ratios of the Company.

                        REGULATORY      COMPANY
                          CAPITAL       CAPITAL
                        GUIDELINES       RATIOS
                        ----------      -------
Tier 1 Leverage Ratio     3 - 5%          6.5%
Tier 1 Risk-Based
   Capital Ratio            4%           10.4%
Total Risk-Based
   Capital                  8%           15.1%


At December 31, 1997, 1996, and 1995 the Company exceeded all regulatory capital guidelines including those for a well capitalized institution.

In January, 1995, the Company issued a 3-for-2 stock split and prior to that a 10% stock dividend was declared on June 1, 1993. Following the January stock split, the $0.l5 per quarter cash dividend was retained which effectively resulted in a 50% increase in the cash dividend. On November 15, 1996, the Company paid a 3% stock dividend and increased its regular quarterly cash dividend from $0.17 to $0.l9 per common share, effecting a 15% dividend increase. On December 1, 1997, the Company paid a 3% stock dividend and increased its regular quarterly cash dividend from $0.19 to $0.20 per common share, effecting an 8% dividend increase. The dividend payout ratio, based on cash dividends per share and diluted earnings per share, was 43.5% for 1997 compared to 84% for 1996 and 46.3% in 1995. The increase in the 1996 ratio is due to the lower net income resulting from the special charges. Excluding the special charges the payout ratio was 45.5%.

In 1994, the Company issued $19.1 million in convertible preferred stock in connection with the acquisition of Washington Bancorp, Inc. Based on the terms the acquisition, the stock became convertible in 1995. Approximately $2 million in preferred stock which was not converted by the holders as of June 30, was redeemed for cash. Pursuant to the November 1993 Board authorization to repurchase up to 10% of the shares outstanding each year, the Company acquired approximately 1.16 million shares of common stock in 1995 which were then utilized for the 1.2 million shares issued in the conversion of the preferred stock. During 1996 and 1997, the Company's treasury stock was reissued for the 3% stock dividends, and also in 1996 for acquisitions and the conversion of preferred stock into common stock.

In September, 1996, the Company sold $75 million of subordinated debt in a private placement which was subsequently registered with the SEC. The subordinated debentures bear interest at 8.20% per annum payable semi-annually and mature in 2006. In January 1994, the Company sold $25.0 million aggregate principal amount of subordinated debentures which mature in 2004 and bear interest at 7.75% per annum payable semi-annually. Proceeds of the issuance were used for general corporate purposes including providing Tier I capital to the subsidiary banks. The debt has been structured to comply with the Federal Reserve Bank rules regarding debt qualifying as Tier 2 capital at HUBCO. On January 31, 1997, the Company issued $50.0 million in capital securities offered by HUBCO Capital Trust I pursuant to Rule 144A under the Securities Act of 1933. The 8.98% capital securities represent a preferred beneficial interest in the assets of HUBCO Capital Trust I, a statutory business trust. The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds in 8.98% Junior Subordinated Deferrable Interest Debentures issued by HUBCO which mature on February l1, 2007. The capital securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation and are guaranteed by the Company. The $50.0 million is included in Tier I capital for regulatory purposes, subject to certain limitations, but is classified as long-term debt for financial reporting purposes.

At the end of the reporting period, there were no known uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity or capital resources.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The primary objectives of asset/liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest-sensitive liabilities. Liquidity management is a planning process that ensures that the Company has ample funds to satisfy operational needs, projected deposit outflows, repayment of borrowing and loan obligations and the projected credit needs of its customer base. Interest rate sensitivity management ensures that the Company maintains acceptable levels of interest rate environments. The Company seeks to maintain its interest rate risk within a range that it believes is both manageable and prudent, given its capital and income generating capacity.

Liquidity risk is the risk to earnings or capital that arises from a bank's inability to meet its obligations when they come due, without incurring unacceptable losses. the Company uses several measurements of liquidity in monitoring its liquidity position. In addition, the Company has a number of borrowing facilities with other banks and with the Federal Home Loan Bank that are or can be used as sources of liquidity without having to sell assets to raise cash. At December 31, 1997, the Company's liquidity ratios exceed all minimum standards set forth by internal policies.

The Company has an asset/liability management committee which manages the risks associated with the volatility of interest rates and the resulting impact on net interest income. The management of interest rate risk at the Company is performed by: (i) analyzing the maturity and repricing relationships between interest earning assets and interest bearing liabilities at specific points in time ('GAP') and (ii) "income simulation analysis" which analyzes the effects of interest rate changes on net interest income over specific periods of time and captures the dynamic impact of interest rate changes on the Company's mix of assets and liabilities.

The table which follows presents the GAP position of the Company at December 31, 1997. In preparing this table, management has anticipated prepayments for mortgage-backed securities and mortgage loans according to standard industry prepayment assumptions in effect at year-end. Money market deposits and interest bearing demand accounts have been included in the due within 90 days category. Assets with daily floating rates are included in the due within 90 days category. Assets and liabilities are included in the table based on their maturities or period of first repricing, subject to the foregoing assumptions.

In analyzing its GAP position, although all time periods are considered, HUBCO emphasizes the next twelve month period. An institution is considered to be liability sensitive, or as having a negative GAP, when the amount of interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also repricing within that time period. Conversely, an institution is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-bearing liabilities maturing or repricing is less than the amount of its interest-earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP.

However, shortcomings are inherent in a simplified GAP analysis that may result in changes in interest rates affecting net interest income more or less than the GAP analysis would indicate. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Furthermore, repricing characteristics of certain assets and liabilities may vary substantially within a given time period. In the event of a change in interest rates, prepayment and early withdrawal levels could also deviate significantly from those assumed in calculating GAP. Also, GAP does not permit analysis of how changes in the mix of various assets and liabilities and growth rate assumptions impact net interest income. In addition, NOW/MMDA and savings deposits, which have no contractual maturity, have been assigned to the "due within 90 days" category despite the fact that a number of studies on depositor behavior conclude that a significant percentage of these accounts should be classified as less interest sensitive.

HUBCO, INC. AND SUBSIDIARIES
------------------------------------------------------------
The following table shows the gap position of the Company at December 31, 1997 (in thousands):

GAP ANALYSIS


                                          DUE WITHIN   DUE BETWEEN
                                           ONE YEAR     ONE AND       DUE OVER   NON-INTEREST
                                           OR LESS     FIVE YEARS    FIVE YEARS     BEARING       TOTAL
----------------------------------------------------------------------------------------------------------
ASSETS
Federal Funds Sold                       $  241,365    $     --       $   --       $    --     $  241,365

Securities                                  539,212       506,399      165,706          --      1,211,317
Total Loans                               1,608,236       673,199      635,002        10,022    2,926,459
Non-Interest Bearing Assets                    --            --           --         398,709      398,709
                                         -----------------------------------------------------------------
Total Assets                             $2,388,813    $1,179,598     $800,708     $ 413,060   $4,782.179
Percent of Total Assets                        50.0%         24.7%        16.7%          8.6%       100.0%

SOURCE OF FUNDS
Interest-Bearing Deposits                 2,414,046       476,776      101,188          --      2,992,010
Short-Term Borrowings                       522,546          --            -            --        522,546
Long-Term Debt                                 --            --        157,641          --        157,641
Non-Interest Bearing Deposits                  --            --           --         739,723      739,723
Other Liabilities                              --            --           --          59,149       59,149
Stockholders' Equity                           --            --           --         311,110      311,110
                                         -----------------------------------------------------------------
Total Source of Funds                    $2,936,592    $  476,776    $ 258,829    $1,109,982   $4,782,179
Percent of Total Source of Funds               61.4%         10.0%         5.4%         23.2%       100.0%
==========================================================================================================
Interest Rate Sensitivity Gap              (547,779)   $  702,822    $ 541,879    $  (696,922)  $    --
----------------------------------------------------------------------------------------------------------
Cumulative Interest Rate Sensitivity Gap $ (547,779)   $  155,043    $ 696,922    $     --      $    --
----------------------------------------------------------------------------------------------------------


RECENT ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB), issued two Statements. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement is effective for fiscal years beginning after December 15, 1997; earlier application is permitted. The Company has elected not to adopt this Statement prior to its effective date. The second statement, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Income," requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This Statement become effective for fiscal years beginning after December 15, 1997; earlier adoption is permitted. The Company has elected not to adopt this Statement prior to its effective date.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, loan loss provisions, and customer retention, as well as the impact of announced acquisitions and acquisitions closed on or after December 31, 1997, and factors resulting from or exacerbated by these acquisitions. The Company assumes no obligation for updating any such forward-looking statements at any time.

YEAR 2000 COMPLIANCE

The Company, through its servicing subsidiary, established a "Year 2000 Team" which is responsible for ensuring implementation of the required change to the Date of Century format for all software programs used by the Company. The management of the Company anticipates that the Company will be in Year 2000 compliance before the beginning of the new century. The Company has not incurred significant expenses related to this project and does not anticipate the impact will be material.

HUBCO, INC. AND SUBSIDIARIES
============================
     CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share data)                                          1997          1996
------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                           $  206,399    $  158,963
Federal funds sold                                                                   241,365        58,390
                                                                               -----------------------------
                                               TOTAL CASH AND CASH EQUIVALENTS       447,764       217,353
Investment and mortgage-backed securities available for sale, at market value        958,210     1,172,602
Investment and mortgage-backed securities held to maturity, at cost
   (market value of $255,099 and $309,207 for 1997 and 1996, respectively)           253,107       310,871
Loans:
   Real estate mortgage                                                            2,020,723     2,058,828
   Commercial and financial                                                          546,878       543,867
   Consumer credit                                                                   267,811       284,520
   Credit card                                                                        91,047        61,759
                                                                               -----------------------------
                                                                   TOTAL LOANS     2,926,459     2,948,974
   Less: Allowance for possible loan losses                                          (51,468)      (47,304)
                                                                               -----------------------------
                                                                     NET LOANS     2,874,991     2,901,670
Premises and equipment, net                                                           66,369        67,692
Other real estate owned                                                               10,752        17,697
Intangibles, net of amortization                                                      53,505        62,060
Other assets                                                                         117,481       139,665
                                                                               -----------------------------
                                                                  TOTAL ASSETS    $4,782,179    $4,889,610
                                                                               =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest bearing                                                            $  739,723    $  721,455
   Interest bearing                                                                2,992,010     3,304,306
                                                                               -----------------------------
                                                                TOTAL DEPOSITS     3,731,733     4,025,761
Short-term borrowings                                                                530,187       386,673
Other liabilities                                                                     59,149        51,017
                                                                               -----------------------------
                                                             TOTAL LIABILITIES     4,321,069     4,463,451
                                                                               -----------------------------
Subordinated debt                                                                    100,000       100,000
Company-obligated mandatorily redeemable preferred
   series B capital securities of a subsidiary trust holding
   solely junior subordinated debentures of the Company                               50,000            --
                                                                               -----------------------------

Commitments and contingencies

Stockholders' Equity:
   Convertible Preferred stock-Series B, no par value; authorized 10,300,000 shares; 1,250 shares issued and outstanding in 1997; 39,600 shares issued
     and outstanding in 1996                                                             125         3,960
   Common stock, no par value; authorized 53,045,000 shares; 28,942,165 shares issued and 28,705,621 shares outstanding in 1997 and 29,278,737 shares
     issued and 29,031,762 shares outstanding 1996                                    51,459        50,904
   Additional paid-in capital                                                        154,770       187,841
   Retained earnings                                                                 107,888        98,521
   Treasury stock, at cost, 236,544 shares in 1997 and 246,975 shares in 1996         (5,878)       (6,074)
   Employee stock awards and unallocated shares held by ESOP, at cost                   (668)         (883)
   Unrealized gain (loss) on securities
     available for sale, net of income taxes                                           3,414        (8,110)
                                                                               -----------------------------
                                                    TOTAL STOCKHOLDERS' EQUITY       311,110       326,159
                                                                               -----------------------------
                                   TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY    $4,782,179    $4,889,610
                                                                               =============================

See Notes to Consolidated Financial Statements.

HUBCO, INC. AND SUBSIDIARIES
============================
     CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31, (in thousands, except per share data)                  1997        1996       1995
------------------------------------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans                                                                      $252,724    $233,315   $219,478
Investment and mortgage-backed securities                                    91,173      94,396     78,042
Other                                                                         3,294       2,666      2,848
                                                                          ----------------------------------
                                            TOTAL INTEREST AND FEE INCOME   347,191     330,377    300,368
                                                                          ----------------------------------
INTEREST EXPENSE:
Deposits                                                                    114,332     122,590    102,661
Short-term borrowings                                                        22,651      18,326     19,229
Subordinated and other debt                                                  12,433       3,905      2,153
                                                                          ----------------------------------
                                                   TOTAL INTEREST EXPENSE   149,416     144,821    124,043
                                                                          ----------------------------------
                                                      NET INTEREST INCOME   197,775     185,556    176,325
PROVISION FOR POSSIBLE LOAN LOSSES                                           11,945      14,770     12,282
                                                                          ----------------------------------
                         NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE
                                                              LOAN LOSSES   185,830     170,786    164,043
                                                                          ----------------------------------
NONINTEREST INCOME:
Trust department income                                                       3,445       3,151      3,579
Service charges on deposit accounts                                          20,308      19,538     16,926
Shoppers Charge                                                               9,072       4,138      2,668
Securities gains                                                              8,730       1,018        793
Loss on sale of commercial loans                                                 --        (894)    (7,546)
Other income                                                                  8,407       9,349      8,511
                                                                          ----------------------------------
                                                 TOTAL NONINTEREST INCOME    49,962      36,300     24,931
NONINTEREST EXPENSE:
Salaries                                                                     51,093      51,925     50,975
Pension and other employee benefits                                          16,773      14,235     16,444
Occupancy expense                                                            13,481      13,569     13,527
Equipment expense                                                             9,060       8,128      8,381
Deposit and other insurance                                                   2,131       4,683      7,183
Special SAIF assessment                                                          --       6,374         --
Outside services                                                             21,223      16,470     13,961
Other real estate owned expense                                               4,580       4,760      2,514
Amortization of intangibles                                                   8,641       6,875      2,318
Merger related and restructuring costs                                          270      22,004      2,907
Other                                                                        20,030      19,068     18,313
                                                                          ----------------------------------
                                                TOTAL NONINTEREST EXPENSE   147,282     168,091    136,523
                                                                          ----------------------------------
                                               INCOME BEFORE INCOME TAXES    88,510      38,995     52,451
PROVISION FOR INCOME TAXES                                                   35,293      14,315     16,067
                                                                          ----------------------------------
                                                               NET INCOME  $ 53,217    $ 24,680   $ 36,384
                                                                          ==================================

EARNINGS PER SHARE:
Basic                                                                         $1.80       $0.81      $1.27
Diluted                                                                       $1.73       $0.79      $1.21

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                                        29,164      29,440     27,844
Diluted                                                                      30,676      31,380     30,082

See Notes to Consolidated Financial Statements.

HUBCO, INC. AND SUBSIDIARIES
============================
     CONSOLIDATED STATEMENTS OF CHANGES IN
     STOCKHOLDERS' EQUITY For the Years Ended December 31, 1997, 1996, and 1995


                                      CONVERTIBLE
                                    PREFERRED STOCK        COMMON STOCK
                                    ---------------        ------------     ADDITIONAL
(in thousands, except share                                                   PAID-IN    RETAINED
data)                              SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL    EARNINGS
                                 ----------------------------------------------------------------------------
Balance at December 31, 1994       841,761    $ 23,542     26,421,094    $ 47,040    $ 186,784    $  68,458
                                 ============================================================================
Net income - 1995                       --          --             --          --           --       36,384
Cash dividends - common                 --          --             --          --           --      (10,813)
Cash dividends - preferred              --          --             --          --           --         (901)
Stock dividend of acquired
   company                              --          --         90,405          99        1,302       (1,401)
Issuance of common stock for-
   Stock options exercised              --          --        104,590         186          359           --
   Warrants exercised                   --          --        663,353       1,179          319           --
   Dividend reinvestment and
     stock purchase plan                --          --         13,053          21          158           --
Conversion and redemption of
   preferred stock                (799,911)    (19,357)        69,757         124          538           --
Purchase of treasury stock:
   Preferred                            --          --             --          --           --           --
   Common                               --          --        (92,138)       (163)         163           --
Effect of compensation plans            --          --             --          --           64           63
Regulatory approved transfer of
   acquired subsidiary                  --          --             --          --      (13,028)      13,028
Change in unrealized gain
   (loss) on securities
   available for sale                   --          --             --          --           --           --
                                 ----------------------------------------------------------------------------
Balance at December 31, 1995        41,850       4,185     27,270,114      48,486      176,659      104,818
                                 ============================================================================
Net income - 1996                       --          --             --          --           --       24,680
Cash dividends - common                 --          --             --          --           --      (17,915)
Cash dividends - preferred              --          --             --          --           --         (825)
3% stock dividend                       --          --         15,269          27          680      (12,364)
Issuance of common stock for-
   Stock options exercised              --          --        275,929         489         (715)          --
   Warrants exercised                   --          --        143,836         255          207           --
   Dividend reinvestment and
     stock purchase plan                --          --          7,694          14          162           --
   Common stock offering                --          --      1,230,185       2,187       17,378           --
   Preferred stock conversion       (2,250)       (225)        74,739         133           92           --
Cash in lieu of fractional
  shares                                --          --             --          --           --          (34)
Issuance and retirement of
   treasury stock                       --          --       (387,763)       (687)      (7,219)          --
Purchase of treasury stock              --          --             --          --           --           --
Effect of compensation plans            --          --             --          --        1,110          161
Change in unrealized gain
   (loss) on securities
   available for sale                   --          --             --          --           --           --
Other transactions                      --          --             --          --         (513)          --
                                 ----------------------------------------------------------------------------

                                 ============================================================================
Balance at December 31, 1996        39,600       3,960     28,630,003      50,904      187,841       98,521
                                 ============================================================================



                                              EMPLOYEE
                                                STOCK
                                             AWARDS AND  UNREALIZED
                                             UNALLOCATED    GAIN
                                               SHARES    (LOSS) ON
                                                HELD     SECURITIES
(in thousands, except share       TREASURY    IN ESOP,   AVAILABLE
data)                               STOCK     AT COST     FOR SALE    TOTAL
                                 -----------------------------------------------
Balance at December 31, 1994      $(16,219)   $ (2,940)   $(17,230)   $ 289,435
                                 ===============================================
Net income - 1995                       --          --          --       36,384
Cash dividends - common                 --          --          --      (10,813)
Cash dividends - preferred              --          --          --         (901)
Stock dividend of acquired
   company                              --          --          --           --
Issuance of common stock for-
   Stock options exercised             399          --          --          944
   Warrants exercised                   --          --          --        1,498
   Dividend reinvestment and
     stock purchase plan                --          --          --          179
Conversion and redemption of
   preferred stock                  16,214          --          --       (2,481)
Purchase of treasury stock:
   Preferred                           (71)                                 (71)
   Common                           (6,923)         --          --       (6,923)
Effect of compensation plans          (141)      1,207          --        1,193
Regulatory approved transfer of
   acquired subsidiary                  --          --          --           --
Change in unrealized gain
   (loss) on securities
   available for sale                   --          --      18,443       18,443
                                 -----------------------------------------------
Balance at December 31, 1995        (6,741)     (1,733)      1,213      326,887
                                 ===============================================
Net income - 1996                       --                               24,680
Cash dividends - common                 --                              (17,915)
Cash dividends - preferred              --                                 (825)
3% stock dividend                   11,657          --          --           --
Issuance of common stock for-
   Stock options exercised             802          --          --          576
   Warrants exercised                   74          --          --          536
   Dividend reinvestment and
     stock purchase plan                --          --          --          176
   Common stock offering                --          --          --       19,565
   Preferred stock conversion           --          --          --           --
Cash in lieu of fractional
  shares                                --          --          --          (34)
Issuance and retirement of
   treasury stock                    7,906          --          --           --
Purchase of treasury stock         (19,770)         --          --      (19,770)
Effect of compensation plans            (2)        850          --        2,119
Change in unrealized gain
   (loss) on securities
   available for sale                   --          --      (9,323)      (9,323)
Other transactions                      --          --          --         (513)
                                 -----------------------------------------------

                                 ===============================================
Balance at December 31, 1996        (6,074)       (883)     (8,110)     326,159
                                 ===============================================


See Notes to Consolidated Financial Statements.

HUBCO, INC. AND SUBSIDIARIES
============================


                                     CONVERTIBLE
                                   PREFERRED STOCK         COMMON STOCK       ADDITIONAL
(in thousands, except share        ---------------         ------------         PAID-IN     RETAINED    TREASURY
data)                             SHARES     AMOUNT     SHARES      AMOUNT      CAPITAL     EARNINGS     STOCK
------------------------------------------------------------------------------------------------------------------
Net income - 1997                     --         --            --        --          --       53,217          --
Cash dividends - common               --         --            --        --          --      (20,177)         --
Cash dividends - preferred            --         --            --        --          --         (650)         --
3% stock dividend                     --         --       287,033       510       9,896      (23,029)     12,709
Issuance of common stock for -
   Stock options exercised            --         --        21,685        39      (6,386)          --       9,112
   Warrants exercised                 --         --            --        --         (48)          --          65
   Dividend reinvestment and
    stock purchase plan               --         --         3,444         6          77           --          --
   Preferred stock conversion    (38,350)    (3,835)           --        --     (36,513)          --      40,348
Cash in lieu of fractional            --         --            --        --         (97)          --          --
shares
Purchase of treasury stock            --         --            --        --          --           --     (62,338)
Effect of compensation plans          --         --            --        --          --            6         300
Change in unrealized gain
   (loss) on securities               --         --            --        --          --           --          --
   available for sale
                                 ---------------------------------------------------------------------------------
Balance at December 31, 1997       1,250    $   125    28,942,165   $51,459    $154,770     $107,888     $(5,878)
                                 =================================================================================

                                EMPLOYEE
                                  STOCK     UNREALIZED
                                AWARDS AND     GAIN
                               UNALLOCATED  (LOSS) ON
                                STOCK HELD  SECURITIES
(in thousands, except share    IN ESOP, AT  AVAILABLE
data)                             COST       FOR SALE   TOTAL
----------------------------------------------------------------
Net income - 1997                   --         --      53,217
Cash dividends - common             --         --     (20,177)
Cash dividends - preferred          --         --        (650)
3% stock dividend                   --         --          86
Issuance of common stock for -
   Stock options exercised          --         --       2,765
   Warrants exercised               --         --          17
   Dividend reinvestment and
    stock purchase plan             --         --          83
   Preferred stock conversion       --         --          --
Cash in lieu of fractional
 shares                             --         --         (97)
Purchase of treasury stock          --         --     (62,338)
Effect of compensation plans       215         --         521
Change in unrealized gain
   (loss) on securities
   available for sale               --     11,524      11,524
                                 -------------------------------
Balance at December 31, 1997     $(668)   $ 3,414   $ 311,110
                                 ===============================

See Notes to Consolidated Financial Statements.

HUBCO, INC. AND SUBSIDIARIES
============================
     CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended December 31, 1997, 1996, and 1995 (in thousands)                           1997            1996             1995
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $  53,217       $  24,680       $  36,384
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Provision for possible loan losses                                                      11,945          14,770          12,282
     Provision for depreciation and amortization                                             16,381          16,113           9,515
     Amortization of securities premiums, net                                                 2,869           3,794             897
     Securities gains                                                                        (8,730)         (1,018)           (793)
     Gain on sale of assets                                                                  (1,178)           (486)         (1,530)
     Loss on sale of commercial loans                                                            --             894           7,546
     Gain on sale of interest in subsidiary                                                      --              --            (817)
     Deferred income tax provision (benefit)                                                  5,371          (2,499)          7,476
     Net change in loans originated for sale                                                  1,852           1,863            (289)
     Decrease (increase) in other assets                                                      9,964          17,146         (18,192)
     Increase (decrease) in other liabilities                                                 8,025          (5,191)         17,728
                                                                                ----------------------------------------------------
                                        NET CASH PROVIDED BY (USED IN)
                                                  OPERATING ACTIVITIES                       99,716          70,066          70,207
                                                                                ----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment and mortgage-backed securities
   Available for sale                                                                       271,105         274,837         248,032
   Held to maturity                                                                              --              --           3,000
Proceeds from repayments and maturities of investment and mortgage-backed securities:
   Available for sale                                                                       246,265         193,994         124,679
   Held to maturity                                                                          65,867          58,300         135,564
Purchases of investment and mortgage-backed securities:
   Available for sale                                                                      (285,463)       (828,180)       (230,594)
   Held to maturity                                                                              --         (47,929)       (111,728)
Net cash acquired through acquisitions                                                           --         459,046          20,934
Net increase in loans other than purchases and sales                                        (44,263)       (264,449)       (280,693)
Loans purchased                                                                             (29,704)             --          (8,257)
Loans sold                                                                                   87,397          62,456          30,814
Proceeds from sales of premises and equipment                                                   107           1,235              --
Purchases of premises and equipment                                                          (6,801)        (10,811)         (8,355)
Decrease in other real estate owned                                                           7,944          10,179           9,649
                                                                                ----------------------------------------------------
                                        NET CASH PROVIDED BY (USED IN)
                                                  INVESTING ACTIVITIES                      312,454         (91,322)        (66,955)
                                                                                ----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts and savings accounts                          (64,849)        (81,774)        (98,201)
Net (decrease) increase in certificates of deposit                                         (229,179)       (101,920)        196,450
Net increase (decrease) in short-term borrowings                                            143,569         100,004         (28,763)
Repayment of ESOP loan                                                                         (250)           (310)           (309)
Proceeds from the issuance of capital trust securities and
 subordinated debt                                                                           49,250          73,738              --
Proceeds from the issuance of common stock                                                    2,865          20,340           2,692
Redemption of convertible preferred stock                                                        --              --          (2,481)
Cash dividends paid                                                                         (20,827)        (18,740)        (11,714)
Purchase of treasury stock                                                                  (62,338)        (19,770)         (6,994)
Proceeds from sale of interest in subsidiary                                                     --              --           4,215
                                                                                ----------------------------------------------------
                                        NET CASH (USED IN) PROVIDED BY
                                                  FINANCING ACTIVITIES                     (181,759)        (28,432)         54,895
                                                                                ----------------------------------------------------
                                       INCREASE (DECREASE) IN CASH AND
                                                      CASH EQUIVALENTS                      230,411         (49,688)         58,147
                                          CASH AND CASH EQUIVALENTS AT
                                                     BEGINNING OF YEAR                      217,353         267,041         208,894
                                                                                ----------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $ 447,764       $ 217,353       $ 267,041
                                                                                ====================================================
DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
   Interest                                                                               $ 152,213       $ 144,112       $ 119,559
   Income taxes                                                                              27,772          18,456          12,253
                                                                                ====================================================
Liabilities assumed in purchase business combinations and branch
    acquisitions                                                                          $      --       $ 763,580       $  21,809
                                                                                ====================================================

See Notes to Consolidated Financial Statements.

HUBCO, INC. AND SUBSIDIARIES
============================

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1997 (in thousands, except share data)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HUBCO, Inc. (the Company) provides a full range of banking services to individual and corporate customers through its three banking subsidiaries, Hudson United Bank (Hudson United), Lafayette American Bank (Lafayette) and Bank of the Hudson, with branch locations in New Jersey, Connecticut and New York. The Company is subject to the regulations of certain Federal and State banking agencies and undergoes periodic examinations by those agencies.

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of HUBCO, Inc. and its subsidiaries, all of which are wholly owned. The financial statements of institutions acquired which have been accounted for by the pooling of interests method are included herein for all periods presented.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

All significant intercompany accounts and transactions are eliminated in consolidation.

SECURITIES

The Company classifies its securities as held to maturity, available for sale and held for trading purposes. Securities for which the Company has the ability and intent to hold until maturity are classified as held to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts on a straight-line basis which is not materially different from the interest method. Management reviews its intent to hold securities to maturity as a result of changes in circumstances, including major business combinations. Sales or transfers of held to maturity securities may be necessary to maintain the Company's existing interest rate risk position or credit risk policy.

Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available for sale and are carried at fair value. Differences between available for sale securities' amortized cost and fair value are charged/credited directly to stockholders' equity, net of income taxes. The cost of securities sold is determined on a specific identification basis.

The Company has no securities held for trading purposes at December 31, 1997 and 1996.

LOANS

Loans are recorded at their principal amounts outstanding. Interest income on loans not made on a discounted basis is credited to income based on principal amounts outstanding at applicable interest rates. Interest income on consumer credit loans is recorded primarily using the simple interest method.

Recognition of interest on the accrual method is discontinued when, based on contractual delinquency, timely payment is not expected. A nonaccrual loan is not returned to an accrual status until interest is received on a current basis and other factors indicate that collection of principal and interest is no longer doubtful.

The net amount of all loan origination fees, direct loan origination costs and loan commitment fees are deferred and recognized over the estimated life of the related loans as an adjustment of yield.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors. The allowance is increased by provisions charged to expense and reduced by net charge-offs.

In accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118," Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. These accounting standards require that the measurement of impairment of a loan be based on either: the present value of expected future cash flows, net of estimated costs to sell, discounted at the loan's effective interest rate; a loan's observable market price; or the fair value of collateral, if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company will be required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for possible loan losses. The valuation allowance, if any, is maintained as part of the allowance for possible loan losses. The Company's process of identifying impaired loans is conducted as part of its review for the adequacy of the allowance for possible loan losses.

While management uses available information to recognize potential losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in its market areas. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the allowance for possible loan losses of subsidiary banks. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examinations.

PREMISES AND EQUIPMENT

Land, buildings and furniture, fixtures and equipment are carried at cost. Depreciation on substantially all buildings and furniture, fixtures and equipment is provided using the straight-line method based on estimated useful lives ranging from 3-25 years. Maintenance and repairs are expensed as incurred and additions and improvements are capitalized.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) includes loan collateral that has been formally repossessed. These assets are transferred to OREO and recorded at the lower of carrying cost or fair value of the properties. Subsequent provisions that result from ongoing periodic evaluations of these OREO properties are charged to expense in the period in which they are identified. OREO is carried at the lower of cost or fair value, less estimated costs to sell. Carrying costs, such as maintenance and property taxes, are charged to expense as incurred.

INVESTMENT IN JOINT VENTURE

The Company owns 50% of the common stock of United Financial Services, a third-party data processing service provider. The investment is being accounted for by the equity method.

INTANGIBLES

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and core deposit intangibles. Goodwill is being amortized on a straight-line basis over periods ranging from five to ten years. Core deposit intangibles are being

HUBCO, INC. AND SUBSIDIARIES
============================

amortized, on a straight-line basis, over the estimated average remaining lives of such intangible assets (primarily five years).

FEDERAL INCOME TAXES

The Company uses the liability method of accounting for income taxes. Certain income and expense items are recorded differently for financial reporting purposes than for Federal income tax purposes and provisions for deferred taxes are made in recognition of these temporary differences. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the Company's deferred tax asset will not be realized. Changes in the deferred tax valuation allowance are reported through charges or credits to the income tax provision.

The Company and its subsidiaries file a consolidated Federal income tax return. Under tax sharing agreements, each subsidiary provides for and settles income taxes with the Company as if they would have filed on a separate return basis.

As discussed further in Note (2), the Company acquired all of the outstanding shares of Lafayette on July 1, 1996, all of the outstanding shares of Westport Bancorp, Inc. (Westport) on December 13, 1996, and all of the outstanding shares of Poughkeepsie Financial Corp. (PFC) on April 24, 1998. Lafayette, Westport and PFC established valuation allowances due to uncertainties surrounding their ability to realize their deferred tax assets. Considering the combined operating results of HUBCO, it is unlikely that the Company would have established these valuation allowances with respect to its deferred tax assets had the companies previously been combined. Accordingly, the accompanying financial statements (including quarterly financial information in Note 21) have been restated to reflect what the changes to the valuation allowance would have been had the companies always been combined.

TREASURY STOCK

The Company determines the cost of treasury shares under the weighted-average cost method.

STOCK-BASED COMPENSATION

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and allows companies to choose either: 1 ) a fair value method of valuing stock-based compensation plans which will affect reported net income; or 2) to continue following the existing accounting rules for stock option accounting but disclose what the impact would have been had the new standard been adopted. The Company elected the disclosure option of this standard. See Note 15.

TRANSFERS & SERVICING OF FINANCIAL ASSETS

Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Such standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of the standard did not have a material impact on the Company's financial position or results of operations.

PER SHARE AMOUNTS

In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and requires dual presentation of basic and diluted earnings per share.

Basic earnings per common share is computed by dividing net income, less dividends on the convertible preferred stock, by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of the preferred stock and the incremental number of shares issuable from the exercise of stock options and warrants calculated using the treasury stock method. All per share amounts have been retroactively adjusted for the three-for-two common stock split on January 14, 1995 and for all stock dividends. All prior annual and interim periods presented have been restated in the new format.

RECENT ACCOUNTING STANDARDS

In June, 1997, the Financial Accounting Standards Board (FASB), issued two Statements. SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement is effective for fiscal years beginning after December 15, 1997; earlier application is permitted. The Company has elected not to adopt this Statement prior to its effective date. The second Statement, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This Statement becomes effective for fiscal years beginning after December 15, 1997; earlier adoption is permitted. The Company has elected not to adopt this Statement prior to its effective date.

CASH EQUIVALENTS

Cash equivalents include amounts due from banks and Federal funds sold.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 and 1995 amounts in order to conform to 1997's presentation.

(2)  BUSINESS COMBINATIONS

The following business combinations have been accounted for using the pooling of interests method-

On April 5, 1995, the Company acquired all of the outstanding shares of Jefferson National Bank (Jefferson), based in Passaic, New Jersey. Each share of Jefferson common stock outstanding was converted into 2.861 shares of the Company's common stock, for a total of 646,981 shares. At the time of the acquisition, Jefferson had approximately $90 million in assets.


On June 30, 1995, the Company acquired all of the outstanding shares of Urban National Bank (Urban), based in Franklin Lakes, New Jersey. Each share of Urban common stock outstanding was converted into 2.30 shares of the Company's common stock, for a total of 2,265,207 shares. At the time of the acquisition, Urban had approximately $230 million in assets.

On January 12, 1996, the Company acquired all of the outstanding shares of Growth Financial Corp (Growth), based in Basking Ridge, New Jersey. Each share of Growth common stock outstanding was converted into .732 shares of the Company's common stock, for a total of 1,309,704 shares. At the time of the acquisition, Growth had approximately $128 million in assets.

On July 1, 1996, the Company acquired all of the outstanding shares of Lafayette American Bank and Trust Company (Lafayette), based in Bridgeport, Connecticut. Each share of Lafayette common stock outstanding was converted into .624 shares of the Company's common stock, for a total of 6,066,753 shares. At the time of the acquisition, Lafayette had approximately $741 million in assets.

HUBCO, INC. AND SUBSIDIARIES
============================


On December 13, 1996, the Company acquired all the outstanding shares of Westport Bancorp, Inc., (Westport) based in Westport, Connecticut. Each share of Westport common stock outstanding was converted into .3421 shares of the Company's common stock for a total of 1,922,068 shares. Westport's convertible preferred stock was converted into a new preferred issue with identical terms, including equivalent dividend yield. At the time of the acquisition, Westport had approximately $317 million in assets.

On January 8, 1998, the Company acquired all the outstanding shares of The Bank of Southington ("BOS") based in Southington, Connecticut. Each share of BOS common stock outstanding was converted into .618 shares of the Company's common stock for a total of 755,366 shares. At the time of the acquisition, BOS had approximately $135 million in assets.

On April 24, 1998, the Company acquired all the outstanding shares of Poughkeepsie Financial Corp. ("PFC") based in Poughkeepsie, New York. Each share of PFC's common stock outstanding was converted into 0.30 shares of the Company's common stock for a total of 3,481,903 shares. At the time of the acquisition, PFC had approximately $830 million in assets.

On May 29, 1998, the Company acquired all the outstanding shares of MSB Bancorp ("MSB") based in Goshen, New York. Each share of MSB's common stock outstanding was converted into 1.0209 shares of the Company's common stock for a total of 2,848,367 shares. At the time of the acquisition MSB had approximately $745 million in assets.

Under the pooling-of-interests method, the accompanying consolidated financial statements include the accounts of these acquired institutions for all periods presented.

Separate results of the combining pooled entities for the period prior to their acquisition are as follows-

                                    1997       1996       1995
                              ---------------------------------
     Net interest income-
       The Company, as
          previously
          reported(1)           $139,110   $130,252    $81,102
            Growth                    --         --      5,969
            Lafayette(2)              --         --     31,442
            Westport(2)               --         --     14,698
            BOS                    6,733      5,984      5,662
            PFC(2)                27,448     25,763     23,484
            MSB                   24,484     23,557     13,968
                              ---------------------------------
                                $197,775   $185,556   $176,325
                              =================================

     Net income (loss)-
       The Company, as
          previously
          reported(1)            $48,180    $20,395    $23,684
            Growth                    --         --        198
            Lafayette(2)              --         --      6,715
            Westport(2)               --         --      3,968
            BOS                      327      1,138      1,043
            PFC(2)                 2,429      1,436     (1,585)
            MSB                    2,281      1,711      2,361
                              ---------------------------------
                                 $53,217    $24,680    $36,384
                              =================================

(1) Represents amounts previously reported by the Company as restated for the elimination of preferred stock dividends paid by MSB to the Company of $1.13 million in 1997 and $1.10 million in 1996.

(2) Represents amounts previously reported by Lafayette, Westport and PFC as restated for certain changes in the timing of deferred tax asset valuation allowance changes (see Note 1 Federal Income Taxes).

Results of operations have been included for periods subsequent to the acquisition date for business combinations that have been accounted for using the purchase method.

On August 30, 1996, the Company acquired Hometown Bancorporation (Hometown), a $194 million bank holding company with 2 branch locations in Fairfield County, Connecticut, for an aggregate cash consideration of $31.6 million which was $14.6 million in excess of the fair value of the net assets acquired. Hometown's banking subsidiary, The Bank of Darien, was merged into Lafayette.

On November 29, 1996, Lafayette acquired UST Bank/Connecticut, a subsidiary of UST Corp, for a cash purchase price of $13.7 million which was $6.7 million in excess of the fair value of the net assets acquired. UST Bank/Connecticut was a $111 million commercial bank with 4 branch locations in Fairfield County, Connecticut.

On February 5, 1998, the Company acquired Security National Bank & Trust Company of New Jersey ("SNB"), and merged it into Hudson United Bank. Security was a $86 million asset bank and trust company with 4 branch locations, headquartered in Newark, New Jersey. In the merger, shareholders of SNB received $34.00 in cash for each share of SNB common stock.


Pro forma results of operations have not been disclosed herein because the Hometown, UST Bank/Connecticut and SNB business combinations were not deemed to be significant.

Merger related and restructuring charges include payouts on existing employment contracts, branch and operations center closings, professional services related to the business combinations and other expenses related to the integration of the acquired companies.

(3)  CASH AND DUE FROM BANKS

The Company's subsidiary banks are required to maintain an average reserve balance as established by the Federal Reserve Board. The amount of those reserve balances for the reserve computation period, which included December 31, 1997 was approximately $12.6 million.

(4)  INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of December 31, are summarized as follows (in thousands):

                                         1997
                      --------------------------------------------
                                     GROSS UNREALIZED  ESTIMATED
                        AMORTIZED   ------------------    MARKET
                             COST    GAINS   (LOSSES)      VALUE
------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Government       $  110,485  $    890   $  (340)   $111,035
U.S. Government
   agencies              253,437     1,726      (249)    254,914
Mortgage-backed
   securities            502,697     1,522    (2,499)    501,720
States and political
   subdivisions           10,619        59       (26)     10,652
Other debt securities     31,378       105        (8)     31,475
Equity securities         43,637     4,839       (62)     48,414
                      --------------------------------------------
                      $  952,253  $  9,141   $(3,184)   $958,210
                      ============================================
HELD TO MATURITY
U.S. Government       $   42,108  $    546   $    --    $ 42,654
U.S. Government
   Agencies               97,662     1,575      (160)     99,077
Mortgage-backed
   securities            113,337       838      (807)    113,368
                      --------------------------------------------
                      $  253,107  $  2,959   $  (967)   $255,099
                      ============================================



                                         1996
                      --------------------------------------------
                                     GROSS UNREALIZED  ESTIMATED
                        AMORTIZED   ------------------    MARKET
                             COST    GAINS   (LOSSES)      VALUE
------------------------------------------------------------------
AVAILABLE FOR SALE
U. S. Government      $  132,517  $    539  $ (1,276) $  131,780
U. S. Government
   agencies              323,481     1,823    (2,188)    323,116
Mortgage-backed
   securities            661,965     2,090    (8,446)    655,609
States and political
   subdivisions           15,490        15       (49)     15,456
Other debt securities     12,486        76       (48)     12,514
Equity securities         40,008     4,116    (9,997)     34,127
                      --------------------------------------------
                      $1,185,947  $  8,659  $(22,004)  $1,172,602
                      ============================================
HELD TO MATURITY
U. S. Government      $   76,837  $    326  $    (21)  $  77,142
U. S. Government
   agencies               82,635       603    (1,883)     81,355
Mortgage-backed
   securities            151,399       905    (1,594)    150,710
                      --------------------------------------------
                      $  310,871  $  1,834  $ (3,498)  $ 309,207
                      ============================================

HUBCO, INC. AND SUBSIDIARIES
============================

The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          AMORTIZED    ESTIMATED
                                               COST       MARKET
                                                           VALUE
                                       --------------------------
(in thousands)
AVAILABLE FOR SALE
Due in one year or less                $    57,482  $    57,466
Due after one year through five years      261,451      262,926
Due after five years through ten years      61,611       62,207
Due after ten years                         25,375       25,478
                                       --------------------------
                                           405,919      408,077
Mortgage-backed securities                 502,697      501,720
Equity securities                           43,637       48,413
                                       --------------------------
                                       $   952,253  $   958,210
                                       ==========================
HELD TO MATURITY
Due in one year or less                $    39,217  $    39,557
Due after one year through five years       60,911       61,349
Due after five years through ten years      39,642       40,825
                                       --------------------------
                                           139,770      141,731
Mortgage-backed securities                 113,337      113,368
                                       --------------------------
                                       $   253,107  $   255,099
                                       ==========================

Sales of securities for the year ended December 31 are summarized as follows (in thousands):

                                     1997        1996        1995
------------------------------------------------------------------
Proceeds from sales              271,105     274,837     248,032
                             =====================================
Gross gains from sales             9,173       2,342       2,728
                             =====================================
Gross losses from sales             (443)     (1,324)     (1,935)
                             =====================================

Securities with a book value of $409.5 million and $259.4 million at December 31, 1997 and 1996, respectively, are pledged to secure public funds, repurchase agreements and for other purposes as required by law.

(5)  LOANS AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Company's loan portfolio is diversified with no industry comprising greater than 10% of the total loans outstanding. Real estate loans are primarily made in the local lending area of the subsidiary banks.

The allowance for possible loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in operations in the periods in which they become known.

A summary of the activity in the allowance for possible loan losses is as follows (in thousands):

                                    1997        1996        1995
----------------------------------------------------------------
Balance at January 1            $ 47,304    $ 41,694    $ 51,898
Additions (deductions):
   Provision charged to
     expense                      11,945      14,770      12,282
   Allowance acquired through
     mergers or acquisitions       2,800       4,658          --
   Recoveries on loans
     previously charged off        4,694       2,644       3,414
   Loans charged off             (15,275)    (16,462)    (25,989)
   Transfers from OREO
     valuation allowance to
     the allowance for loan
     losses                           --          --          89
                                --------------------------------
Balance at December 31          $ 51,468    $ 47,304    $ 41,694
                                ================================

(6)  NONPERFORMING ASSETS

The following table presents information related to loans which are on nonaccrual, contractually past due ninety days or more as to interest or principal payments and loans which have been restructured to provide a reduction or deferral of interest or principal for reasons related to the debtors' financial difficulties.

(in thousands)                            DECEMBER 31,
                                   ----------------------------
                                        1997          1996
---------------------------------------------------------------
Nonaccrual loans                        $ 47,175      $ 51,565
Renegotiated loans                        16,162        12,278
                                   ----------------------------
   Total nonperforming loans            $ 63,337      $ 63,843
                                   ============================
90 days or more past due and
   still accruing                       $ 16,389        15,840
                                   ============================
                                     YEAR ENDED DECEMBER 31,
                                   ----------------------------
                                       1997     1996      1995
                                   ----------------------------
Gross interest income which would
   have been recorded under original
   terms                            $ 4,568  $  5,243  $ 5,429
                                   ============================
Gross interest income recorded
   during the year                  $ 1,272  $  1,839  $ 2,710
                                   ============================

At December 31, 1997 and 1996 impaired loans, comprised principally of nonaccruing loans, totaled $63.4 million and $55.6 million, respectively. The allowance for possible loan losses related to such impaired loans was $10.5 million and $6.7 million at December 31, 1997 and 1996, respectively. The average balance of impaired loans for 1997 and 1996 was $58.0 million and $45.5 million, respectively.

(7)  LOANS TO RELATED PARTIES

In the ordinary course of business, subsidiary banks have extended credit to various directors, officers and their associates.

The aggregate loans outstanding to related parties are summarized below for the year ended December 31, 1997 (in thousands)-

Balance at January 1              $     15,240
New loans issued                         2,160
Repayment of loans                      (3,871)
Loans to former directors                 (674)
                                 ==============
Balance at December 31            $     12,855
                                 ==============

HUBCO, INC. AND SUBSIDIARIES
============================

(8)  PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31 (in thousands):

                                          1997        1996
-----------------------------------------------------------
Land                                $   12,921    $ 12,415
Premises                                65,461      64,758
Furniture, fixtures and equipment       49,013      49,044
                                    -----------------------
                                       127,395     126,217
Less- Accumulated depreciation         (61,026)    (58,525)
                                    =======================
                                    $   66,369    $ 67,692
                                    =======================

Depreciation and amortization expense for premises and equipment for 1997, 1996 and 1995 amounted to $7.6 million, $7.4 million and $7.0 million, respectively.

(9)  INCOME TAXES

The components of the provision (benefit) for income taxes for the year ended December 31 are as follows (in thousands):

                                1997       1996       1995
-------------------------------------------------------------
Federal-
   Current                  $ 23,910   $ 15,575   $  7,709
   Deferred                    5,371     (2,499)     7,476
State                          6,012      1,239        882
                            ===============================
   Total provision for
     income taxes           $ 35,293   $ 14,315   $ 16,067
                            ===============================

A reconciliation of the provision for income taxes, as reported, with the Federal income tax at the statutory rate for the year ended December 31 is as follows (in thousands):

                                     1997       1996      1995
---------------------------------------------------------------
Tax at statutory rate            $ 30,978   $ 13,648  $ 18,358
Increase (decrease) in taxes
   resulting from-
   Tax-exempt income                 (264)      (487)     (577)
   State income taxes, net of
   Federal income tax benefit       3,908        805       573
   Reversal of reserves no
     longer deemed necessary            -          -    (2,076)
   Change in valuation
     allowance                          -     (1,250)   (4,822)
   Bad debt deduction                   -          -     1,768
   Other, net                         671      1,599     2,843
                               --------------------------------
   Provision for income taxes    $ 35,293   $ 14,315  $ 16,067
                               ================================

Significant components of deferred tax assets and liabilities are as follows (in thousands):

                                         DECEMBER 31,
                                     1997       1996      1995
---------------------------------------------------------------
Deferred Tax Assets
(Liabilities):
   Allowance for possible loan
     losses                     $  16,337 $   18,200 $  19,615
   Federal and state tax
     operating loss carry
     forwards                       9,837     14,844    17,308
   Director and officer
     compensation plans             1,281      1,388     1,401
   Purchased mortgage
     servicing rights               1,046      1,067     1,140
   Allowance for losses on
     other real estate                804      1,189       832
   Depreciation                       555        296     (196)
   Unrealized (gain) loss on
     available for sale
     securities                    (5,944)     1,121    (1,154)
   Acquisition expenses             3,081      3,278        95
   Other                            9,110      8,379     6,049
                                -------------------------------
   Valuation Allowance                 --         --    (1,250)
                                -------------------------------
   Net Deferred Tax Asset       $  36,107 $   49,762 $  43,840
                                ===============================

Management periodically evaluates the realizability of its deferred tax asset and will adjust the level of the valuation allowance if it is deemed more likely than not that all or a portion of the asset is realizable.

As of December 31, 1997, the Company had approximately $34.0 million in Federal and state carryforwards available for tax reporting purposes resulting from the Lafayette and PFC business combinations which are subject to certain limitations as to the amount which may be utilized in any given year.

HUBCO, INC. AND SUBSIDIARIES
============================

(10) BENEFIT PLANS AND POSTRETIREMENT BENEFITS

The Company and its acquired subsidiaries have certain pension plans which cover eligible employees. The plans provide for payments to qualified employees based on salary and years of service. The Company's funding policy for these plans is to make the maximum annual contributions allowed by the applicable regulations.

Net pension cost includes the following (in thousands):

                                  1997       1996       1995
-------------------------------------------------------------
Service cost - benefits
   earned during the year      $ 1,294    $ 1,055    $   876
Interest cost on projected
   benefit obligation            1,365      1,543      1,443
Actual return on plan assets    (3,492)    (2,957)    (4,162)
Net amortization and deferral    1,639      1,382      2,800
                              ===============================
Net periodic pension cost      $   806    $ 1,023    $   957
                              ===============================

Assumptions used by the Company in the accounting for its plans in 1997, 1996 and 1995 were:

                                 1997          1996      1995
---------------------------------------------------------------

Weighted average discount
   rate                     6.5%-7.75%    7.0%-7.75%      7.0%
Rate of increase in
   compensation                   3.5%     4.0%-5.0%      4.0%
Expected long-term rate
   of return on assets       8.0%-8.5%     8.0%-8.5%      8.0%

The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31 for the Company's plans (in thousands):

                                              1997        1996
                                        -----------------------
Actuarial present value of benefit
   obligations-
   Accumulated benefit obligation,
     including vested benefits of
     $19,800 and$19,667 for 1997 and
     1996 respectively                  $   21,185  $   20,148
                                        =======================
   Projected benefit obligation for
     service rendered to date               22,179      23,353
   Plan assets at fair value                26,044      24,113
                                        -----------------------
   Projected benefit obligation less
     than plan assets                        3,865         760
   Unrecognized portion as of
     December 31, of net asset
     existing at date of adoption of
     FASB Statement No. 87                    (234)       (377)
   Prior service cost not yet
     recognized in net periodic
     pension cost                              976       1,201
   Unrecognized net asset at
     December 3                             (2,419)       (258)
                                        -----------------------
   Prepaid pension costs included in
     other assets                       $    2,188  $    1,326
                                        =======================

The Company has 401(k) savings plans covering substantially all of its employees. Under the Plan, the Company matches varying percentages of the first 6% of the employee's contribution. The Company's contributions under these Plans were approximately $923, $791 and $716 in 1997, 1996 and 1995, respectively.

Deferred compensation arrangements have been established for certain members of management. Lafayette had a deferred compensation plan for certain directors at acquisition which did not carry forward for new Board members. These plans provide for certain annual payments upon retirement. In conjunction with certain of these arrangements, Lafayette is the beneficiary under life insurance policies that it has purchased on the respective participants and other nonparticipating employees. These plans do not hold any assets.

Deferred compensation expense related to the plans for 1997, 1996, and 1995 was $260, $241 and $80, respectively.

Except for the pension plans, the Company does not provide any significant post-retirement benefits.

(11) DEPOSITS

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100, was approximately $194.5 million and $180.9 million in 1997 and 1996, respectively.

The scheduled maturities of certificates of deposit are as follows at December 31, 1997 (in thousands):

               1998                  $1,043,880
               1999                     172,735
               2000                     109,020
               2001                      13,019
               2002 and thereafter       21,547
                                     ----------
                                     $1,360,201
                                     ==========

(12) SHORT-TERM BORROWINGS

The following is a summary of borrowings at December 31 (in thousands):

                                               1997        1996
----------------------------------------------------------------
Federal Home Loan Bank advances            $159,500    $194,800
Securities sold under agreements to
   repurchase                               365,306     170,805
Federal funds purchased                          --      17,500
Treasury, Tax and Loan note                   2,574         893
Other borrowings                              2,807       2,675
                                        ========================
   Total borrowings                        $530,187    $386,673
                                        ========================

Information concerning securities sold under agreements to repurchase is summarized as follows at December 31 (in thousands):

                                               1997        1996
----------------------------------------------------------------
Average daily balance during the year     $ 177,256   $ 134,325
Average interest rate during the year          5.39%       4.93%
Maximum month-end balance during the
   year                                     392,670     211,543

Securities underlying the agreements at December 31 (in thousands):

                                              1997        1996
----------------------------------------------------------------
Carrying value                           $ 382,446   $ 170,883
Estimated fair value                     $ 383,876   $ 171,003

(13) SUBORDINATED DEBT

In September, 1996, the Company sold $75.0 aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at 8.20% per annum payable semiannually. In January, 1994, the Company sold $25.0 aggregate principal amount of subordinated debentures. The debentures, which mature in 2004, bear interest at 7.75% per annum payable semi-annually.

(14) CAPITAL TRUST SECURITIES

On January 31, 1997, the Company issued $50.0 in capital securities offered by HUBCO Capital Trust I pursuant to Rule 144A under the Securities Act of 1933. The 8.98% capital securities represent a preferred beneficial interests in the assets of HUBCO Capital Trust I, a statutory business trust. This wholly-owned trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds in 8.98% Junior Subordinated Deferrable Interest Debentures issued by the Company which mature on February 1, 2027. The capital securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation and are guaranteed by the Company. The $50.0 million is included in Tier I capital for regulatory purposes, subject to certain limitations, but is classified as long-term debt for financial reporting purposes.

HUBCO, INC. AND SUBSIDIARIES
============================


(15) STOCKHOLDERS' EQUITY

On October 13, 1994, the Company announced that its Board of Directors had approved a 3-for-2 stock split effective January 14,1995 to record holders of HUBCO Common Stock on January 3, 1995. On November 15, 1996, the Company paid a 3% stock dividend to stockholders of record November 4, 1996. On December 1, 1997, the Company paid a 3% stock dividend to stockholders of record on November 13, 1997. As a result, all share data has been retroactively restated.

In December, 1996, as part of the Westport acquisition, the Company converted all outstanding preferred shares of Westport into a new class of preferred stock. Holders of the preferred stock are entitled to dividends when and if declared by the Company's Board of Directors. Each share of the preferred stock is convertible at any time at the option of the holder thereof into 33.2175 shares of common stock, subject to certain adjustments. Each share is entitled to 33.2175 votes.

In July, 1996, as part of the Lafayette acquisition, the Company converted all outstanding Lafayette warrants in HUBCO warrants. Each HUBCO warrant is exercisable at $7.06 for one share of HUBCO common stock. The warrants are exercisable at the option of the holder, until February 1999, at which time the warrants expire. During 1997, 2,605 warrants were exercised resulting in 33,285 outstanding warrants as of December 31, 1997.

In December 1994, the Board of Directors adopted the 1995 Stock Option Plan which provides for the issuance of up to 750,000 stock options or restricted stock grants to employees of the Company in addition to restricted stock awards previously granted. The option or grant price cannot be less than the fair market value of the common stock at the date of the grant and options are granted by the Company's restricted stock committee.

In connection with the PFC and MSB acquisitions, all of the outstanding PFC and MSB options were converted into options to purchase common stock of the Company. Transactions under these plans are summarized as follows:

                                         NUMBER OF   OPTION PRICE
                                            SHARES      PER SHARE
------------------------------------------------------------------
Outstanding, December 31, 1995             880,609   $4.02-$19.80
   Granted                                 151,557  $17.07-$20.26
   Exercised                               (98,928)  $4.02-$12.46
   Forfeited/Cancelled                      (1,236)        $15.06
   Westport options converted              316,227   $5.84-$17.53
                                    ------------------------------
Outstanding, December 31, 1996           1,248,229   $5.84-$20.26
                                    ------------------------------
   Granted                                 152,369  $23.79-$33.81
   Exercised                              (394,219)  $5.84-$17.53
   Forfeited/Cancelled                     (21,219)        $16.49
                                    ------------------------------
Outstanding, December 31, 1997             985,160   $5.84-$33.81
                                    ------------------------------

As of December 31, 1997, 676,956 shares are exercisable. In connection with the Lafayette, Growth and BOS acquisitions, the Company issued HUBCO common shares to the holders of options to purchase Lafayette or Growth common stock, the value of which was based on the value of the options on the date of acquisition.

The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and income per share would have been reduced to the proforma amounts indicated below (in thousands, except share data):

                                            1997        1996
----------------------------------------------------------------
Net income                 As reported    $  53,217   $ 24,680
                           Pro forma         52,283     24,543

Basic earnings per share   As reported    $    1.80   $   0.81
                           Pro forma           1.77       0.81

Diluted earnings per share As reported    $    1.73   $   0.79
                           Pro forma           1.70       0.78

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 1997 and 1996: dividend yield of 2.37% to 3.36% for 1997 and 2.00% to 4.00% for 1996;
risk-free interest rates of 5.90% to 6.73% for 1997 and 5.50% to 6.84% for 1996;volatility factors of the expected market price of the Company's common stock of approximately 29% in both 1997 and 1996 and an expected life of 7 years in both 1997 and 1996.

The Company has a restricted stock plan in which 510,000 shares of the Company's common stock may be granted to officers and key employees. During 1997 and 1996, 16,686 and 4,880 shares of common stock were awarded which vest between two to five years from the date of grant. The value of shares issued that have not been earned ($444) and ($279) has been recorded as a reduction of stockholders' equity for 1997 and 1996, respectively. Amortization of restricted stock awards charged to expense amounted to $135, $424 and $455 in 1997, 1996 and 1995, respectively.

The Company maintains an Employee Stock Ownership Plan (ESOP) which was originally established by MSB. The ESOP loan calls for equal annual payments on December 31, 1998 and 1999 with interest at a variable rate equal to the prime rate. Loan payments are funded principally from the Company's contributions to the ESOP on behalf of eligible employees, which are charged to expense as incurred. Shares purchased by the ESOP are held in a suspense account until allocation to individual participants and are reflected as a reduction of stockholders' equity.

The Company has a Bank Recognition and Retention Plan and Trust (BRP), which was originally established by MSB, in which shares of the Company's common stock may be granted to BRP participants. Awards vest at a rate of 20% per year commencing one year from the date of the award. The expense recognized for the BRP and ESOP amounted to $380, $441, and $472 for the years ended December 31, 1997, 1996 and 1995, respectively.

On November 8, 1993, the Company's Board of Directors authorized management to repurchase up to 10 percent of its outstanding common stock each year. The program may be discontinued or suspended at any time, and there is no assurance that the Company will purchase the full amount authorized. The acquired shares are to be held in treasury to be used for stock option and other employee benefit plans, stock dividends, preferred stock conversion or in connection with the issuance of common stock in pending or future acquisitions. During 1997, the Company purchased 2.0 million shares at an aggregate cost of $62.3 million. All of these shares were reissued during 1997, primarily in connection with the conversion of preferred stock to common stock, the 3% stock dividend and the exercise of stock options.

(16) EARNINGS PER SHARE

In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This statement established standards for computing and presenting earnings per share and requires dual presentation of basic and diluted earnings per share. A reconciliation of net income to net income available to common stockholders and of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands, except share data):

HUBCO, INC. AND SUBSIDIARIES
============================
                                           Year Ended
                                          December 31,
                                --------------------------------
                                  1997       1996       1995
                                --------------------------------
Basic Earnings Per Share
-------------------------------
Net income                       $ 53,217   $ 24,680   $ 36,384
Less: Preferred stock
   dividends                          650        825        901
                                --------------------------------
Net income available to
   common stockholders           $ 52,567   $ 23,855   $ 35,483
Weighted average common
   shares outstanding              29,164     29,440     27,844

Basic Earnings Per Share        $    1.80   $   0.81   $   1.27
                                ================================
Diluted Earnings Per Share
-------------------------------
Net income                       $ 53,217   $ 24,680   $ 36,384
Weighted average common
   shares outstanding              29,164     29,440     27,844
Effect of Dilutive Securities:
   Convertible Preferred Stock        979      1,315      1,425
   Warrants                            26         36        142
   Stock Options                      507        589        671
                                --------------------------------
                                   30,676     31,380     30,082

Diluted Earnings Per Share      $    1.73   $   0.79   $   1.21
                                ================================

(17) RESTRICTIONS ON BANK DIVIDENDS, LOANS OR ADVANCES

Certain restrictions exist regarding the ability of Hudson United, Lafayette and Bank of the Hudson to transfer funds to the Company in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. Connecticut state banking regulations allow for the declaration and payment of cash dividends only from the current Year's and the two prior year's retained net profits. Office of Thrift Supervision (OTS) regulations, which apply to Bank of the Hudson, allow for a institution that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, to make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year, or
(ii) 75% of its net earnings for the previous four quarters. As of December 31, 1997, $118.9 million was available for distribution to the Company from Hudson United, $11.7 million was available for distribution to the Company from Lafayette and approximately $9.7 was available for distribution to the Company from Bank of the Hudson.

Under Federal Reserve regulations, each of the Banks is limited as to the amounts it may loan to its affiliates, including the Company. All such loans are required to be collateralized by specific obligations. During 1994, the Company obtained a loan from Hudson United Bank for $4.0 million in order to finance the purchase of its administrative facility. The loan has been collateralized by the property.

In conformity with the OTS regulations, a "liquidation account" was established for Bank of the Hudson and acquired banks at the time of their conversion to the stock form of ownership. In the unlikely event of a complete liquidation of Bank of the Hudson, holders of savings accounts with qualifying deposits, who continue to maintain their savings accounts, would be entitled to a distribution from the "liquidation account" in an amount equal to their then current adjusted savings account balance before any liquidation distribution could be made with respect to capital stock. The balance in the "liquidation account" was $12.3 million at December 31, 1997, for Bank of the Hudson. This amount may not be utilized for the payment of cash dividends to the Company.

(18) LEASES

Total rental expense for all leases amounted to approximately $5.5 million $6.2 million and, $5.5 million in 1997, 1996 and 1995, respectively.

At December 31, 1997, the minimum total rental commitments under all noncancellable leases on bank premises with initial or remaining terms of more than one year were as follows (in thousands):

     1998                                        $  4,652
     1999                                           4,060
     2000                                           3,772
     2001                                           2,981
     2002 and Thereafter                           15,456

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases of other properties.

(19) COMMITMENTS AND CONTINGENT LIABILITIES

The Company and its subsidiaries, from time to time, may be defendants in legal proceedings. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these legal proceedings will not have a material effect on the consolidated financial statements. In the normal course of business, the Company and its subsidiaries have various commitments and contingent liabilities such as commitments to extend credit, letters of credit and liability for assets held in trust which are not reflected in the accompanying financial statements. Loan commitments, commitments to extend lines of credit and standby letters of credit are made to customers in the ordinary course of business. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. The Company's maximum exposure to credit loss for loan commitments, primarily unused lines of credit and standby letters of credit outstanding at December 31, 1997 was $835.6 million and $27.1 million, respectively. Commitments under commercial letters of credit used to facilitate customers trade transactions were $1.8 million at December 31, 1997.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


HUBCO, INC. AND SUBSIDIARIES
============================

(20) HUBCO, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION
(in thousands)

                                                                                                                DECEMBER 31,
                                                                                                      ----------------------------
BALANCE SHEETS                                                                                             1997           1996
                                                                                                      ----------------------------
ASSETS:
Cash                                                                                                   $ 13,282       $ 12,550
Securities-
   Available for sale                                                                                    18,088          5,129
   Held to maturity                                                                                         803          1,307
Investment in subsidiaries                                                                              408,805        390,197
Accounts receivable                                                                                       8,736            334
Premises and equipment, net                                                                               5,955          5,541
Other assets                                                                                             22,758         20,512
                                                                                                      -------------------------
                                                                                         TOTAL ASSETS  $478,427       $435,570
                                                                                                      =========================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable                                                                                       $  5,293       $    412
Notes payable-subsidiary                                                                                  3,004          3,626
Accrued taxes and other liabilities                                                                       9,020          5,373
                                                                                                      -------------------------
                                                                                    TOTAL LIABILITIES    17,317          9,411
                                                                                                      -------------------------
Subordinated Debt                                                                                       100,000        100,000
Company-obligated mandatorily redeemable preferred series B capital securities of a subsidiary trust
   holding solely junior subordinated debentures of the Company                                          50,000             --
Stockholders' equity                                                                                    311,110        326,159
                                                                                                      -------------------------
                                                           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $478,427       $435,570
                                                                                                      =========================


                                                                                                  YEAR ENDED DECEMBER 31,
(in thousands)                                                                         -------------------------------------
STATEMENTS OF INCOME                                                                          1997         1996        1995
----------------------------------------------------------------------------------------------------------------------------
INCOME:
   Cash dividends from bank subsidiaries                                                 $  43,180   $   49,994   $  18,028
   Interest                                                                                  5,096          138       1,623
   Securities gains                                                                          8,601        1,063         813
   Rental income                                                                             1,165        1,093       1,714
   Other                                                                                     9,956           --         748
                                                                                       -------------------------------------
                                                                                            67,998       52,288      22,926
EXPENSES:
General and administrative                                                                  17,502        3,822       2,109
Interest                                                                                    12,645        4,147       2,420
                                                                                       -------------------------------------
                                                                                            30,147        7,969       4,529
                                                                                       -------------------------------------
Income before income taxes and equity in
   undistributed net income (loss) of subsidiaries                                          37,851       44,319      18,397
Income taxes                                                                                (1,650)      (1,544)        (69)
                                                                                       -------------------------------------
                                                                                            39,501       45,863      18,466
Equity in undistributed net income (loss) of subsidiaries                                   13,716      (21,183)     17,918
                                                                                       -------------------------------------
                                                                            NET INCOME   $  53,217   $   24,680   $  36,384
                                                                                       =====================================

HUBCO, INC. AND SUBSIDIARIES
============================
HUBCO, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION
(in thousands)

                                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       ---------------------------------------------
STATEMENTS OF CASH FLOWS                                                                         1997           1996           1995
                                                                                       ---------------------------------------------
Operating activities:
   Net income                                                                            $    53,217    $    24,680    $    36,384
   Adjustments to reconcile net income to net cash provided by (used in) operating
     activities-Provision for depreciation                                                       475            331            186
     Amortization of restricted stock                                                            135            424            455
     Securities gains                                                                         (8,601)        (1,063)          (813)
     Gain on sale of interest in subsidiary                                                       --             --           (817)
     Increase in investment in subsidiaries                                                  (13,716)       (34,160)       (23,594)
     Decrease (increase) in accounts receivable                                               (1,764)         7,238         (6,451)
     Increase in other assets                                                                 (2,517)        (5,242)        (5,929)
     Decrease in notes payable                                                                  (372)          (372)          (372)
     Decrease (increase) in accounts payable                                                   4,435           (517)           121
     Increase in accrued taxes and other liabilities                                          (6,978)         3,216            237
                                                                                       ---------------------------------------------
                                   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        24,314         (5,465)          (593)
                                                                                       ---------------------------------------------
Investing activities:
   Proceeds from sale of securities                                                           78,174         11,742         18,909
   Proceeds from maturities of securities                                                     19,888          1,444          2,196
   Purchase of securities                                                                    (90,887)       (29,349)        (5,191)
   Net decrease (increase) in loans                                                               --            426             68
   Capital expenditures                                                                         (414)          (272)        (1,116)
                                                                                       ---------------------------------------------
                                   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         6,761        (16,009)        14,866
                                                                                       ---------------------------------------------
Financing activities:
   Proceeds from sale of interest in subsidiary                                                   --             --          4,215
   Proceeds from issuance of common stock                                                      2,751         19,950          2,312
   Proceeds from issuance of capital trust securities                                         49,250             --             --
   Proceeds from issuance of subordinated debt                                                    --         73,738             --
   Dividends paid                                                                            (20,153)       (17,175)       (10,425)
   Redemption of convertible preferred stock                                                      --             --         (2,481)
   Purchase of treasury stock                                                                (62,338)       (19,770)        (6,994)
   Infusion of capital into subsidiary                                                            --        (33,513)            --
   Other                                                                                         147          2,442             41
                                                                                       ---------------------------------------------
                                   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (30,343)        25,672        (13,332)
                                                                                       ---------------------------------------------
                                                                      INCREASE IN CASH           732          4,198            941
                                                             CASH AT BEGINNING OF YEAR        12,550          8,352          7,411
                                                                                       =============================================
                                                                   CASH AT END OF YEAR   $    13,282   $     12,550   $      8,352
                                                                                       =============================================

HUBCO, INC. AND SUBSIDIARIES
============================

(21) SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following quarterly financial information for the two years ended December 31, 1997 is unaudited. However, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for the periods are reflected. Results of operations for the periods are not necessarily indicative of the results of the entire year or any other interim period.

                                                                                    THREE MONTHS ENDED
                                                        ---------------------------------------------------------------------------
(Dollars in thousands)                                           March 31           June 30       September 30 (a)   December 31 (a)
                                                        ---------------------------------------------------------------------------
1997
Net interest income                                             $  48,488         $   50,650        $   50,579        $   48,058
Provision for possible loan losses                                  2,334              2,346             2,850             4,415
Income before income taxes                                         22,001             24,042            25,144            17,323
Net income                                                         13,467             14,198            14,843            10,709
Earnings per share-basic                                             0.45               0.48              0.50              0.37
Earnings per share-diluted                                           0.43               0.46              0.48              0.36

1996
Net interest income                                                45,493             46,035            46,068            47,960
Provision for possible loan losses                                  2,703              3,258             2,379             6,430
Income before income taxes                                         15,957             14,542               751             7,745
Net income                                                          9,664              8,752               578             5,686
Earnings per share-basic                                             0.32               0.29              0.01              0.19
Earnings per share-diluted                                           0.30               0.28              0.02              0.19

(a) Net income and related per share amounts for these periods in 1996 were significantly impacted by merger related and restructuring costs resulting from the acquisitions of Lafayette and Westport (see Note 2) that were completed in the third quarter and fourth quarter, respectively.

(22) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments include cash, loan agreements, accounts receivable and payable, debt securities, deposit liabilities, loan commitments, standby letters of credit and financial guarantees, among others. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale.

Estimated fair values have been determined by the Company using the best available data and estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating rates, it is presumed that estimated fair values generally approximate their recorded book balances. The estimation methodologies used, the estimated fair values and recorded book balances of the Company's financial instruments at December 31, 1997 and 1996 were as follows:

Cash and cash equivalents include cash and due from bank balances and Federal funds sold. For these instruments, the recorded book balance approximates their fair value.

For securities in the Company's portfolio, fair value was determined by reference to quoted market prices. In the few instances where quoted market prices were not available, prices for similar securities were used. Additional detail is contained in Note 4 to these consolidated financial statements.

                                                                              1997                                  1996
                                                                     --------------------------           -------------------------
                                                                      ESTIMATED       RECORDED            ESTIMATED      RECORDED
                                                                     FAIR VALUE      BOOK VALUE           FAIR VALUE    BOOK VALUE
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                               $447,764        $447,764            $217,353      $217,353
Investment and mortgage-backed securities available for sale             958,210         958,210           1,172,602     1,172,602
Investment and mortgage-backed securities held to maturity               255,099         253,107             309,207       310,871

The Company aggregated loans into pools having similar characteristics when comparing their terms, contractual rates, type of collateral, risk profile and other pertinent loan characteristics. Since no active market exists for these pools, fair values were estimated using the present value of future cash flows expected to be received. Loan rates currently offered by the Bank were used in determining the appropriate discount rate.

HUBCO, INC. AND SUBSIDIARIES
============================


                                                                              1997                                  1996
                                                                     --------------------------           -------------------------
                                                                      ESTIMATED       RECORDED            ESTIMATED      RECORDED
                                                                     FAIR VALUE      BOOK VALUE           FAIR VALUE    BOOK VALUE
-----------------------------------------------------------------------------------------------------------------------------------
Loans, net of allowance                                              $ 2,892,420     $ 2,874,991         $ 2,935,361   $ 2,901,670

The fair value of demand deposits, savings deposits and certain money market accounts approximate their recorded book balances. The fair value of fixed maturity certificates of deposit was estimated using the present value of discounted cash flows based on rates currently offered for deposits of similar remaining maturities.

                                                                              1997                                  1996
                                                                     --------------------------           -------------------------
                                                                      ESTIMATED       RECORDED            ESTIMATED      RECORDED
                                                                     FAIR VALUE      BOOK VALUE           FAIR VALUE    BOOK VALUE
-----------------------------------------------------------------------------------------------------------------------------------
Deposits                                                             $ 3,732,753     $ 3,731,733         $ 4,029,686   $ 4,025,761

The fair value for accrued interest receivable, the cash surrender value of life insurance policies and for the other borrowed funds approximates their respective recorded book balance.

                                                                              1997                                  1996
                                                                     --------------------------           -------------------------
                                                                      ESTIMATED       RECORDED            ESTIMATED      RECORDED
                                                                     FAIR VALUE      BOOK VALUE           FAIR VALUE    BOOK VALUE
-----------------------------------------------------------------------------------------------------------------------------------
Accrued interest receivable                                             $ 32,690        $ 32,690             $45,022       $45,022
Cash surrender value of life insurance                                    10,968          10,968               9,959         9,959
Short-term borrowings                                                    530,187         530,187             386,673       386,673

The fair value of the subordinated debt was determined by reference to quoted market prices.

                                                                              1997                                  1996
                                                                     --------------------------           -------------------------
                                                                      ESTIMATED       RECORDED            ESTIMATED      RECORDED
                                                                     FAIR VALUE      BOOK VALUE           FAIR VALUE    BOOK VALUE
-----------------------------------------------------------------------------------------------------------------------------------
Subordinated Debt                                                       $106,733        $100,000            $103,475      $100,000
Capital Trust Securities                                                  54,934          50,000                   -             -


The Company's remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. There is no material difference between the notional amount and estimated fair value of off-balance sheet items which are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

(23) REGULATORY MATTERS

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require each of the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier I capital (as defined) to average assets (as defined) for Hudson United and Lafayette, and tangible and core capital (as defined) to adjusted total assets (as defined) for Bank of the Hudson. Management believes, as of December 31, 1997, that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

HUBCO, INC. AND SUBSIDIARIES
============================

The Bank's actual capital amounts and ratios at December 31, 1997 are presented in the following table:

                                                                                                  To Be Well Capitalized Under
                                                                            For Capital             Prompt Corrective Action
                                                    Actual               Adequacy Purposes                 Provisions
                                           ------------------------- --------------------------- -------------------------------
                                             Amount        Ratio        Amount         Ratio         Amount          Ratio
                                           ------------ ------------ -------------- ------------ --------------- ---------------
AS OF DECEMBER 31, 1997:
Total Capital to Risk Weighted Assets:
HUBCO                                      $   440,814        15.1%    $   234,074         8.0%     $   292,592           10.0%
Hudson United Bank                             141,168        12.5%         90,148         8.0%         112,685           10.0%
Lafayette American Bank                        119,926        13.7%         70,168         8.0%          87,710           10.0%
Bank of the Hudson                             130,497        14.1%         74,038         8.0%          92,547           10.0%

Tier I Capital to Risk Weighted Assets:
HUBCO                                          304,056        10.4%        117,037         4.0%         175,555            6.0%
Hudson United Bank                             127,030        11.3%         45,074         4.0%          67,611            6.0%
Lafayette American Bank                        108,839        12.4%         35,084         4.0%          52,626            6.0%
Bank of the Hudson                             118,920        12.8%             --          --           55,528            6.0%

Tier I Capital to Average Assets:
HUBCO                                          304,056         6.5%        188,102         4.0%         235,127            5.0%
Hudson United Bank                             127,030         7.8%         65,302         4.0%          81,627            5.0%
Lafayette American Bank                        108,839         8.4%         51,573         4.0%          64,466            5.0%
Bank of the Hudson                             118,920         7.2%             --          --               --             --

Tangible Capital to Adjusted Total
Assets:
Bank of the Hudson                             105,274         6.6%         23,991         1.5%              --             --

Tangible Capital to Adjusted Total
Assets
Bank of the Hudson                             105,274         6.6%         47,983         3.0%          79,971            5.0%

(24) SUBSEQUENT EVENTS

On March 3, 1998, the Company signed a definitive agreement to acquire Community Financial Holding Corporation ("CFHC"), and merge Community National Bank, CFHC's wholly-owned subsidiary, into Hudson United Bank. In the merger, each share of CFHC common stock will be exchanged for 0.695 shares of HUBCO common stock, so long as the median closing price for HUBCO common stock during a pre-closing period is not below $29.00. CFHC is a $160 million asset holding company headquartered in Westmont, New Jersey. The merger is expected to close in the third quarter of 1998 and to be treated and a pooling of interests.

On March 31, 1998, the Company signed a definitive agreement to acquire IBS Financial Corp. ("IBSF"), and merge Inter-Boro Savings and Loan Association, IBSF's wholly-owned subsidiary, into Hudson United Bank. In the merger, each share of IBSF common stock will be exchanged for a fixed number of shares of HUBCO common stock at an exchange ratio of .534 shares of HUBCO common stock for each share of IBSF. IBSF is a $734 million asset savings and loan holding company headquartered in Cherry Hill, New Jersey. The IBSF merger is expected to close in the third quarter of 1998 and to be treated as a pooling of interests.

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

On June 19, 1998, the Company issued $50.0 in capital securities offered by HUBCO Capital Trust II pursuant to Rule 144A under the Securities Act of 1933. The 7.65% capital securities represent a preferred beneficial interest in the assets of HUBCO Capital Trust II, a statutory business trust. This wholly-owned trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds in 7.65% Junior Subordinated Deferrable Interest Debentures issued by the Company which mature on June 20, 2028. The capital securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation and are guaranteed by the Company. The $50.0 million is included in Tier I capital for regulatory purposes, subject to certain limitations, but is classified as long-term debt for financial reporting purposes.

On June 26, 1998, the Company acquired 21 branches of First Union National Bank located in New Jersey and Connecticut. The 13 New Jersey branches, representing $143.3 million in deposits, were merged into Hudson United and the 8 Connecticut branches, representing $99.6 million in deposits, were merged into Lafayette. The purchase was accounted for under the purchase method of accounting.

HUBCO, INC. AND SUBSIDIARIES
============================


                              Report of Independent
                               Public Accountants

To the Stockholders and Board of Directors of HUBCO, Inc.:

We have audited the accompanying balance sheets of Hubco, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of PFC or MSB, which statements reflect total assets constituting 18 percent, and 16 percent, respectively, in 1997 and 19 percent and 17 percent, respectively, in 1996 and net interest income constituting 14 percent and 12 percent, respectively, in 1997 and 14 percent and 13 percent, respectively, in 1996 of the related consolidated totals. These statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to the amounts included for PFC and MSB, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hubco, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Roseland, New Jersey

August 13, 1998

HUBCO, INC. AND SUBSIDIARIES
============================


                             Reports of Independent
                               Public Accountants


The Board of Directors and Stockholders
MSB Bancorp, Inc.

We have audited the consolidated balance sheets of MSB Bancorp, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period then ended, not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSB Bancorp, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.


                                        /s/ KPMG PEAT MARWICK LLP
                                        -------------------------------------
                                        KPMG Peat Marwick LLP

Short Hills, New Jersey
January 27, 1998

HUBCO, INC. AND SUBSIDIARIES
============================


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
POUGHKEEPSIE FINANCIAL CORP.
Poughkeepsie, New York

     We have audited the accompanying consolidated statements of financial condition of Poughkeepsie Financial Corp. and subsidiary (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poughkeepsie Financial Corp. and subsidiary at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP
----------------------------------------
DELOITTE & TOUCHE LLP
Stamford, Connecticut
January 23, 1998

HUBCO, INC. AND SUBSIDIARIES
============================


                         Market and Dividend Information

HUBCO, Inc. is traded on the Nasdaq National Market under the symbol of HUBC. At year end, there were approximately 5,817 common stockholders of record. The quarterly common stock and dividend information is as follows:

QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
(restated to give retroactive effect to stock dividends)

                                                   1997                                          1996
                               --------------------------------------------- ----------------------------------------------
                                                                       Cash                                          Cash
Quarter  Ending                        High            Low        Dividends           High            Low       Dividends
                               -------------- --------------- -------------- --------------- -------------- ---------------
March 31                           $   25.85       $   21.84      $   0.184       $   21.33      $   18.32       $   0.160
June 30                                28.52           21.12          0.184           20.50          17.32           0.160
September 30                           32.04           26.94          0.184           20.39          18.61           0.160
December 31                            39.13           30.94          0.200           24.15          19.56           0.184


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

                                     PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K

(a) (1) & (2)      List of Financial Statements and Financial
                   ------------------------------------------
                   Statement Schedules

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

(a)      (3)      Exhibits
                  --------

         List of Exhibits
         ----------------

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

         (10a)        Change in Control, Severance and Employment Agreement with
                      A. Roger Bosma dated January 20, 1998. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

         (10b) Change in Control, Severance and Employment Agreement with Joseph F. Hurley dated January 2, 1998. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

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

                                     HUBCO, INC.

                                     By:s/ KENNETH T. NEILSON
                                        ---------------------------
                                           Kenneth T. Neilson
                                           Chairman of the Board

Dated: August 14, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                             Date


s/KENNETH T. NEILSON           Chairman of the Board             August 14, 1998
----------------------------
Kenneth T. Neilson             President, CEO, Director
                               Principal Executive Officer


s/ROBERT J. BURKE              Director                          August 14, 1998
----------------------------
Robert J. Burke


s/DONALD P. CALCAGNINI         Director                          August 14, 1998
----------------------------
Donald P. Calcagnini


                               Director                          August __, 1998
----------------------------
 Joan David


s/THOMAS FARLEY                Director                          August 14, 1998
----------------------------
Thomas Farley


s/BRYANT D. MALCOLM            Director                          August 14, 1998
----------------------------
Bryant D. Malcolm


s/CHARLES F.X. POGGI           Director                          August 14, 1998
----------------------------
Charles F. X. Poggi


s/DAVID A. ROSOW               Director                          August 14, 1998
----------------------------
David A. Rosow


                               Director                          August __, 1998
----------------------------
James E. Shierloh


                               Director                          August __, 1998
----------------------------
John Tatigian


                               Director                          August __, 1998
----------------------------
Sister Grace Frances Strauber


s/NOEL DECORDOVA               Director                          August 14, 1998
----------------------------
 Noel deCordova


s/JOSEPH P. TOCKARSHEWSKY      Director                          August 14, 1998
----------------------------
 Joseph P. Tockarshewsky


s/WILLIAM C. MYERS             Director                          August 14, 1998
----------------------------
 William C. Myers


s/W. PETER MCBRIDE             Director                          August 14, 1998
----------------------------
W. Peter McBride


s/JOSEPH F. HURLEY             Executive Vice President          August 14, 1998
----------------------------   and Chief Financial Officer
Joseph F. Hurley


s/CHRIS WITOWSKY               Senior Vice President             August 14, 1998
----------------------------   and Controller
Chris Witowsky