Form 10-Q
period 1998-06-30
HUBCO INC
filed 1998-08-14
CIK 703559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

(Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days       Yes  X     No
                                            ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each, of the issuer's classes of common stock, as of the last practicable date:

         27,661,881 shares, no par value, outstanding as of August 12, 1998.

================================================================================

                          HUBCO, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):
        Consolidated Balance Sheets
        At June 30, 1998 and December 31, 1997.........................    1
        Consolidated Statements of Income and Comprehensive Income
        For the three-months and six-months ended
        June 30, 1998 and 1997.........................................  2-3
        Consolidated Statements of Changes in Stockholders' Equity
        For the three months and six-months ended
        June 30, 1998 and for the Year ended December 31, 1997.........    4
        Consolidated Statements of Cash Flows
        For the six-months ended
        June 30, 1998 and 1997.........................................    5
        Notes to Consolidated Financial Statements.....................  6-11

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................  12-17

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................  18-19

        Signatures.....................................................   20

PART III.  FINANCIAL DATA SCHEDULE ....................................   21



HUBCO, Inc. and Subsidiaries
------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                 JUNE 30,     December 31,
(in thousands, except share data)                                  1998         1997
------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ...................................   $   194,985    $   206,399
Federal funds sold ........................................        70,793        241,365
                                                              -----------    -----------
            TOTAL CASH AND CASH EQUIVALENTS ...............       265,778        447,764
Securities available for sale, at market value ............     1,423,753        958,210
Securities held to maturity, at cost (market value
  of $350,140 and $255,099 for 1998 and 1997,
  respectively) ...........................................       348,217        253,107
Loans:
     Real estate mortgage .................................     1,931,521      2,020,723
     Commercial and financial .............................       541,508        546,878
     Consumer credit ......................................       267,148        267,811
     Credit card ..........................................        78,946         91,047
                                                              -----------    -----------
            TOTAL LOANS ...................................     2,819,123      2,926,459
     Less: Allowance for possible loan losses .............       (52,538)       (51,468)
                                                              -----------    -----------
            NET LOANS .....................................     2,766,585      2,874,991
Premises and equipment, net ...............................        70,330         66,369
Other real estate owned ...................................         9,148         10,752
Intangibles, net of amortization ..........................        80,611         53,505
Other assets ..............................................       145,130        117,481
                                                              -----------    -----------
            TOTAL ASSETS ..................................   $ 5,109,552    $ 4,782,179
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing .....................................   $   746,950    $   739,723
  Interest bearing ........................................     3,118,576      2,992,010
                                                              -----------    -----------
            TOTAL DEPOSITS ................................     3,865,526      3,731,733
Short-term borrowings .....................................       694,161        530,187
Other liabilities .........................................        76,545         59,149
                                                              -----------    -----------
            TOTAL LIABILITIES .............................     4,636,232      4,321,069
Subordinated debt .........................................       100,000        100,000
Company-obligated mandatorily redeemable preferred
  series B capital securities of a subsidiary trust
  holding solely junior subordinated debentures of
  the company .............................................       100,000         50,000
                                                              -----------    -----------
Commitments and contingencies
Stockholders' Equity:

  Convertible Preferred stock - Series B, no par
    value; authorized 10,300,000 shares; 500
    shares issued and outstanding
    in 1998; 1,250 shares issued and outstanding in 1997 ..            50            125
  Common stock, no par value; authorized 53,045,000 shares;
    29,002,318 shares issued and 28,047,704 shares
    outstanding in 1998; and 28,942,165 shares issued
    and28,705,621 shares outstanding in 1997 ..............        51,566         51,459
  Additional paid-in capital ..............................       146,599        154,770
  Retained earnings .......................................       107,787        107,888
  Treasury stock, at cost 954,614 shares in 1998
    and 236,544 shares in 1997 ............................       (34,562)        (5,878)
  Employee stock awards and unallocated shares
     held by ESOP, at cost ................................          (917)          (668)
  Unrealized gain on securities available
     for sale, net of income taxes ........................         2,797          3,414
                                                              -----------    -----------
            TOTAL STOCKHOLDERS' EQUITY ....................       273,320        311,110
                                                              -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $ 5,109,552    $ 4,782,179
                                                              ===========    ===========


See notes to consolidated financial statements.

HUBCO,Inc. and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

For the Three-Months Ended June 30,                   1998       1997
 (in thousands, except share data)
--------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans ............................................   $61,338    63,710
Securities .......................................    22,449    24,330
Other ............................................     1,223       894
                                                     -------   -------
            TOTAL INTEREST AND FEE INCOME ........    85,010    88,934
                                                     -------   -------
INTEREST EXPENSE:
Deposits .........................................    24,243    28,605
Short-term borrowings ............................     8,199     6,496
Subordinated and other debt ......................     3,327     3,183
                                                     -------   -------
            TOTAL INTEREST EXPENSE ...............    35,769    38,284
                                                     -------   -------
            NET INTEREST INCOME ..................    49,241    50,650
PROVISION FOR POSSIBLE LOAN LOSSES ...............     2,681     2,346
                                                     -------   -------
            NET INTEREST INCOME AFTER PROVISION
              FOR POSSIBLE LOAN LOSSES ...........    46,560    48,304
                                                     -------   -------
NONINTEREST INCOME:
Trust department income ..........................       865       956
Service charges on deposit accounts ..............     4,743     5,071
Securities gains .................................       784     1,861
Shoppers Charge fee income .......................     3,291     2,033
Other income .....................................     4,096     1,783
                                                     -------   -------
            TOTAL NONINTEREST INCOME .............    13,779    11,704
                                                     -------   -------
NONINTEREST EXPENSE:
Salaries .........................................    11,150    13,387
Pension and other employee benefits ..............     3,512     2,956
Occupancy expense ................................     3,652     3,304
Equipment expense ................................     2,188     2,323
Deposit and other insurance ......................       242       761
Outside services .................................     5,358     5,509
Other real estate owned expense ..................       531       670
Amortization of intangibles ......................     2,325     2,188
Merger related and restructuring costs ...........    25,036        35
Other expense ....................................     4,412     4,833
                                                     -------   -------
            TOTAL NONINTEREST EXPENSE ............    58,406    35,966
                                                     -------   -------
            INCOME BEFORE INCOME TAXES ...........     1,933    24,042
PROVISION FOR INCOME TAXES .......................     1,677     9,844
                                                     -------   -------
            NET INCOME ...........................   $   256   $14,198
                                                     =======   =======

COMPREHENSIVE INCOME, NET OF TAX:
Total holding gains (losses) arising during period   $ 1,210   $ 7,992
Less: reclassification adjustment for gains
  included in net income .........................       482     1,099
                                                     -------   -------
Net unrealized holding gains .....................       728     6,893
                                                     -------   -------
            COMPREHENSIVE INCOME .................   $   984    21,091
                                                     =======   =======
NET INCOME PER SHARE:
Basic ............................................   $  0.01   $  0.48
Diluted ..........................................   $  0.01   $  0.46

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic ............................................    28,651    29,267
Diluted ..........................................    29,185    30,916

See notes to consolidated financial statements.

HUBCO,Inc. and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

For the Six-Months Ended June  30,                      1998         1997
(in thousands, except share data)
--------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans ............................................   $ 123,920    $ 125,589
Securities .......................................      40,349       48,252
Other ............................................       2,887        1,461
                                                     ---------    ---------
            TOTAL INTEREST AND FEE INCOME ........     167,156      175,302
                                                     ---------    ---------
INTEREST EXPENSE:

Deposits .........................................      50,954       58,328
Short-term borrowings ............................      12,620       11,815
Subordinated and other debt ......................       6,527        6,021
                                                     ---------    ---------
            TOTAL INTEREST EXPENSE ...............      70,101       76,164
                                                     ---------    ---------
            NET INTEREST INCOME ..................      97,055       99,138
PROVISION FOR POSSIBLE LOAN LOSSES ...............       8,794        4,680
                                                     ---------    ---------
            NET INTEREST INCOME AFTER PROVISION
              FOR POSSIBLE LOAN LOSSES ...........      88,261       94,458
                                                     ---------    ---------
NONINTEREST INCOME:
Trust department income ..........................       1,729        1,547
Service charges on deposit accounts ..............       9,438       10,049
Securities gains .................................       3,053        3,149
Shoppers Charge fee income .......................       5,562        3,362
Other income .....................................       6,492        4,233
                                                     ---------    ---------
            TOTAL NONINTEREST INCOME .............      26,274       22,340
                                                     ---------    ---------
NONINTEREST EXPENSE:
Salaries .........................................      23,337       25,216
Pension and other employee benefits ..............       7,521        7,515
Occupancy expense ................................       7,145        6,782
Equipment expense ................................       4,559        4,447
Deposit and other insurance ......................         850        1,262
Outside services .................................      11,018       10,335
Other real estate owned expense ..................       1,142        1,521
Amortization of intangibles ......................       4,659        4,376
Merger related and restructuring costs ...........      27,516          121
Other expense ....................................       8,599        9,180
                                                     ---------    ---------
            TOTAL NONINTEREST EXPENSE ............      96,346       70,755
                                                     ---------    ---------
            INCOME BEFORE INCOME TAXES ...........      18,189       46,043
PROVISION FOR INCOME TAXES .......................       7,348       18,378
                                                     ---------    ---------
             NET INCOME ..........................   $  10,841    $  27,665
                                                     =========    =========

COMPREHENSIVE INCOME, NET OF TAX:
Total holding gains (losses) arising during period   $   1,203    $   1,696
Less: reclassification adjustment for gains
  included in net income .........................       1,820        1,892
                                                     ---------    ---------
Net unrealized holding loss ......................       (617)        (196)
                                                     ---------    ---------
            COMPREHENSIVE INCOME .................   $  10,224       27,469
                                                     =========    =========
NET INCOME PER SHARE:
Basic ............................................   $    0.38    $    0.93
Diluted ..........................................   $    0.37    $    0.89

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic ............................................      28,813       29,266
Diluted ..........................................      29,371       31,044




See notes to consolidated financial statements.

HUBCO, INC. and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands)



                                                                                                    Employee
                                                                                                      Stock
                                                                                                    Awards and   Unrealized
                                  Convertible                                                       Unallocated  Gain(loss)
                                  Preferred Stock        Common Stock    Additional                 Shares Held on Securities
                                ----------------------------------------- Paid-in- Retained Treasury in ESOP, at Available
                                  Shares    Amount    Shares     Amount    Capital Earnings  Stock      Cost     for Sale    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996      39,600   $ 3,960   28,630,003   $50,904  $187,841 $ 98,521  $ (6,074) $(883)    $(8,110) $326,159
------------------------------------------------------------------------------------------------------------------------------------
Net income                          --        --           --        --        --     53,217      --     --          --      53,217
Cash dividends paid:
  Common                            --        --           --        --        --    (20,177)     --     --          --     (20,177)
  Preferred                         --        --           --        --        --       (650)     --     --          --        (650)
3% stock dividend                   --        --        287,033       510     9,896  (23,029)   12,709   --          --          86
Issuance of common stock for:
  Stock options exercised           --        --         21,685        39    (6,386)    --       9,112   --          --       2,765
  Warrants exercised                --        --           --        --         (48)    --          65   --          --          17
  Dividend reinvestment and
   stock purchase plan              --        --          3,444         6        77     --        --     --          --          83
  Preferred stock conversion     (38,350)   (3,835)        --        --     (36,513)    --      40,348   --          --        --
Cash in lieu of fractional
  shares                            --        --           --        --         (97)    --        --     --          --         (97)
Purchase of treasury stock          --        --           --        --        --       --     (62,338)  --          --     (62,338)
Effect of compensation plans        --        --           --        --        --          6       300    215        --         521
Change in unrealized
  gain(loss) on securities
  available for sale                --        --           --        --        --       --        --     --        11,524    11,524
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997       1,250   $   125   28,942,165   $51,459  $154,770 $107,888  $ (5,878) $(668)    $ 3,414  $311,110
------------------------------------------------------------------------------------------------------------------------------------
Net income                          --        --           --        --        --     10,841      --     --          --      10,841
Cash dividends paid - common        --        --           --        --        --    (10,893)     --     --          --     (10,893)
Issuance of common stock for:
  Stock options exercised           --        --         52,163        92      (397)    --       1,624   --          --       1,319
  Warrants exercised                --        --          7,158        13        37     --        --     --          --          50
  Preferred stock conversion        (750)      (75)      16,608        30      (130)    --         175   --          --        --
Issuance and retirement of
  treasury stock                    --        --        (30,651)      (55)   (7,708)    --       7,763   --          --        --
Cash in lieu of fractional
  shares                            --        --           --        --        (142)    --        --     --          --        (142)
Purchase of treasury stock          --        --           --        --        --       --     (38,314)  --          --     (38,314)
Effect of compensation plans        --        --         14,875        27       247     --          68   (249)       --          93
Other Transactions                  --        --           --        --         (78)     (49)     --     --          --        (127)
Change in Unrealized
  gain(loss) on securities
  available for sale                --        --           --        --        --       --        --     --          (617)     (617)
------------------------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 1998            500   $    50   29,002,318   $51,566  $146,599 $107,787  $(34,562  $(917)    $ 2,797  $273,320
------------------------------------------------------------------------------------------------------------------------------------


HUBCO, INC. and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)
                                                              SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           ---------------------
                                                              1998        1997
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ...........................................   $  10,841  $  27,665
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses ...............       8,794      4,680
      Provision for depreciation and amortization ......       8,286      8,228
      Amortization of security premiums, net ...........         724      1,148
      Securities gains .................................      (3,053)    (3,149)
      Loss (Gain) on sale of premises and equipment ....         510       (119)
      Deferred income tax provision ....................        --        1,476
      Gain on sale of loans ............................        (974)       (94)
    Net change in loans originated for sale ............        --          395
    (Increase) decrease  in other assets ...............     (23,315)     5,953
    Increase in other liabilities ......................      14,477     16,130
                                                           ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..............      16,290     62,313
                                                           ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities:
    Available for sale .................................     148,589     77,065
  Proceeds from repayments and maturities of securities:
    Available for sale .................................     213,724     88,671
    Held to maturity ...................................      38,278     50,060
  Purchase of securities
    Available for sale .................................    (848,307)  (142,424)
    Held to maturity ...................................     (87,837)      --
  Net cash acquired through acquisitions ...............     209,498       --
  Loan originations net of repayments ..................      93,705     (3,762)
  Proceeds from sales of premises and equipment ........          25         36
  Proceeds from sales of loans .........................      54,424     18,306
  Purchases of premises and equipment ..................      (3,091)    (3,184)
  Decrease in other real estate ........................       1,604      5,649
                                                           ---------  ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ....    (179,388)    90,417
                                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand deposits, NOW accounts,
    and savings accounts ...............................     (89,519)   (33,565)
  Net decrease in certificates of deposits .............     (93,899)  (173,729)
  Net increase in short term borrowings ................     163,631     41,555
  Net proceeds from issuance of debt securities ........      48,737     49,250
  Repayment of ESOP loan ...............................        --         (152)
  Proceeds from issuance of common stock ...............       1,369      2,213
  Cash dividends .......................................     (10,893)   (10,280)
  Acquisition of treasury stock ........................     (38,314)   (10,228)
                                                           ---------  ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ....     (18,888)  (134,936)
                                                           ---------  ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......    (181,986)    17,794
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......     447,764    217,353
                                                           ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $ 265,778  $ 235,147
                                                           =========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
  Interest .............................................   $  68,088  $  74,114
  Income Taxes .........................................       9,066     15,729
                                                           =========  =========


See note to Consolidated Financial Statements.

HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                           HUBCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements of HUBCO, Inc. and Subsidiaries ("HUBCO" or "the Company") include the accounts of the parent company, HUBCO, Inc. and its wholly-owned subsidiaries: Hudson United Bank ("Hudson United"), Lafayette American Bank ("Lafayette"), Bank of the Hudson ("BOTH"), HUB Capital Trust I and HUB Capital Trust II. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997.

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

A reconciliation of net income to net income available to common stockholders and a reconciliation of weighted average common shares outstanding to weighted average shares outstanding assuming dilution follows (in thousands, except per share data):

                                                 Three Months Ended June 30,
--------------------------------------------------------------------------------
                                               1998                1997
--------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net Income ................................   $   256             $14,198
Less Preferred Stock Dividends ............      --                   216
                                              -------             -------
Net Income Available To Common Stockholders       256              13,982
Weighted Average Common Shares Outstanding     28,651              29,267
Basic Earnings Per Share ..................   $  0.01             $  0.48
                                              =======             =======
DILUTED EARNINGS PER SHARE
Net Income ................................   $   256             $14,198
Weighted Average Common Shares Outstanding     28,651              29,267
Effect Of Dilutive Securities:
   Convertible Preferred Stock ............        22               1,217
   Warrants ...............................        23                  25
   Stock Options ..........................       489                 407
                                              -------             -------
Weighted Average Shares Outstanding
  Assuming Dilution .......................    29,185              30,916
Diluted Earnings Per Share ................   $  0.01             $  0.46
                                              =======             =======


                                                 Six Months Ended June 30,
--------------------------------------------------------------------------------
                                               1998                1997
--------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net Income ................................   $10,841             $27,665
Less Preferred Stock Dividends ............      --                   435
                                              -------             -------
Net Income Available To Common Stockholders    10,841              27,230
Weighted Average Common Shares Outstanding     28,813              29,266
Basic Earnings Per Share ..................   $  0.38             $  0.93
                                              =======             =======
DILUTED EARNINGS PER SHARE
Net Income ................................   $10,841             $27,665
Weighted Average Common Shares Outstanding     28,813              29,266
Effect Of Dilutive Securities:
   Convertible Preferred Stock ............        27               1,266
   Warrants ...............................        24                  25
   Stock Options ..........................       507                 487
                                              -------             -------
Weighted Average Shares Outstanding
  Assuming Dilution .......................    29,371              31,044
Diluted Earnings Per Share ................   $  0.37             $  0.89
                                              =======             =======

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

On February 5, 1998, the Company acquired Security National Bank & Trust Company of New Jersey ("SNB"), and merged it into Hudson United. Security was a $86 million asset bank and trust company with 4 branch locations, headquartered in Newark, New Jersey. In the merger, shareholders of SNB received $34.00 in cash for each share of SNB common stock. The merger was accounted for under the purchase method of accounting and therefore, SNB's results of operations have been included in the accompanying financial statements subsequent to February 5, 1998.

On March 3, 1998, the Company signed a definitive agreement to acquire Community Financial Holding Corporation ("CFHC"), and merge Community National Bank, CFHC's wholly-owned subsidiary, into Hudson United. In the merger, each share of CFHC common stock will be exchanged for .695 shares of HUBCO common stock for each share of CFHC. CFHC is a $163 million asset bank headquartered in Westmont, New Jersey. The CFHC merger is expected to close in the third quarter of 1998 and to be treated as a pooling of interests.

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

On April 24, 1998, the Company completed its acquisition of Poughkeepsie Financial Corp. ("PFC"). PFC's wholly-owned subsidiary, Bank of the Hudson became HUBCO's New York-based bank subsidiary. In the merger, each share of PFC common stock was converted into .30 shares of HUBCO common stock. PFC had $875 million in assets and was treated as a pooling of interests for accounting purposes. The financial statements have been restated to include PFC for all periods presented.

On May 29, 1998, the Company completed its acquisition of MSB Bancorp ("MSB"), and merged MSB Bank, MSB's wholly-owned subsidiary into Bank of the Hudson. In the merger, each share of MSB common stock was converted into 1.0209 shares of HUBCO common stock. MSB had $765 million in assets and was treated as a pooling of interests for accounting purposes. The financial statements have been restated to include MSB for all periods presented.

On June 25, 1998, the Company completed its acquisition of 21 branches of First Union National Bank located in New Jersey and Connecticut with deposits of approximately $243 million, in the aggregate. On July 24, 1998, the Company completed its acquisition of 2 branches of First Union National Bank located in New York with deposits of approximately $25 million, in the aggregate.

NOTE D -- SECURITIES

The following table presents the amortized cost and estimated market value of securities available-for sale and held-to maturity at the dates indicated:

                                           June 30, 1998
                            ----------------------------------------------------
                                           Gross Unrealized         Estimated
                          Amortized   ----------------------------    Market
                            Cost          Gains        (Losses)        Value
                         -----------  ------------   -------------  -----------
AVAILABLE FOR SALE
U.S. Government ....... $    83,463   $       761    $        (6)   $    84,218
U.S. Government
   agencies ...........     335,458         1,042           (193)       336,307
Mortgage-backed
   securities .........     893,076         2,655           (797)       894,934
States and political
   subdivisions .......      13,757            58            (35)        13,780
Other debt securities..      25,081            92             (3)        25,170
Equity securities .....      68,128         1,648           (432)        69,344
                        -----------   -----------    -----------    -----------
                        $ 1,418,963   $     6,256    $    (1,466)   $ 1,423,753
                        ===========   ===========    ===========    ===========


                                           June 30, 1998
                            ----------------------------------------------------
                                           Gross Unrealized          Estimated
                          Amortized   ----------------------------    Market
                            Cost          Gains        (Losses)        Value
                         -----------  ------------   -------------  -----------
HELD TO MATURITY
U.S. Government ....... $    42,240   $       411    $        (1)   $    42,650
U.S. Government
   agencies ...........      84,536         1,387            (83)        85,840
Mortgage-backed
   securities .........     219,272         1,038           (800)       219,510
States and political
   subdivisions .......       2,014          --              (29)         1,985
Other debt securities .         155          --             --              155
                        -----------   -----------    -----------    -----------
                        $   348,217   $     2,836    $      (913)   $   350,140
                        ===========   ===========    ===========    ===========

                                            December 31, 1997
                                ------------------------------------------------
                                                Gross Unrealized       Estimated
                                 Amortized   ----------------------     Market
                                   Cost         Gains      (Losses)      Value
                                -----------  ----------- ----------  -----------
AVAILABLE FOR SALE
U.S. Government ..............   $ 110,485   $     890    $    (340)   $ 111,035
U.S. Government
   agencies ..................     253,437       1,726         (249)     254,914
Mortgage-backed
   securities ................     502,697       1,522       (2,499)     501,720
States and political
   subdivisions ..............      10,619         59           (26)      10,652
Other debt securities
                                    31,378         105           (8)      31,475
Equity securities ............      43,637       4,839          (62)      48,414
                                 ---------   ---------    ---------    ---------
                                 $ 952,253   $   9,141    $  (3,184)   $ 958,210
                                 =========   =========    =========    =========


                                          December 31, 1997
                              --------------------------------------------------
                                              Gross Unrealized       Estimated
                               Amortized   ----------------------     Market
                                Cost         Gains      (Losses)      Value
                              -----------  ----------- ----------  -------------
HELD TO MATURITY
U.S. Government ..........    $  42,108    $     546     $    --     $  42,654
U.S. Government
   agencies ..............       97,662        1,575          (160)     99,077
Mortgage-backed
   securities ............      113,337          838          (807)    113,368
                              ---------    ---------     ---------   ---------
                              $ 253,107    $   2,959     $    (967)  $ 255,099
                              =========    =========     =========   =========


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

On June 19, 1998, the Company placed $50.0 million in aggregate liquidation amount of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, that is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 7.65% Junior Subordinated Debentures due 2028 of HUBCO. The net proceeds of the offering are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

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


                                           For the three-months ended                        For the six-months ended
                                                 June 30, 1998                                     June 30, 1998
                                   -------------------------------------------      --------------------------------------------
                                                       Tax                                            Tax
                                    Before tax      (Expense)     Net of Tax         Before tax     (Expense)     Net of Tax
                                      amount          Benefit       Amount             amount        Benefit         Amount
                                   -------------- -------------- -------------      ------------- -------------- ---------------
Unrealized holding gains
 arising during the period ......     $ 1,943        $  (733)        $ 1,210           $ 1,886        $  (683)       $ 1,203
Less: reclassification
 adjustment for gains
 realized in net income .........         784           (302)            482             3,053         (1,233)         1,820
                                      -------        -------         -------           -------        -------        -------
Net change during period ........     $ 1,159        $  (431)        $   728           $(1,167)       $   550        $  (617)
                                      -------        -------         -------           -------        -------        -------


                                           For the three-months ended                        For the six-months ended
                                                 June 30, 1997                                     June 30, 1997
                                   -------------------------------------------      --------------------------------------------
                                                       Tax                                            Tax
                                    Before tax      (Expense)     Net of Tax         Before tax     (Expense)     Net of Tax
                                      amount          Benefit       Amount             amount        Benefit         Amount
                                   -------------- -------------- -------------      ------------- -------------- ---------------
Unrealized holding gains
 arising during the period .......   $13,258        $(5,266)       $ 7,992            $ 2,876        $(1,180)       $ 1,696
Less: reclassification
 adjustment for gains
 realized in net income ..........     1,861           (762)         1,099              3,149         (1,257)         1,892
                                     -------        -------        -------            -------        -------        -------
Net change during period .........   $11,397        $(4,504)       $ 6,893            $  (273)       $    77        $  (196)
                                     -------        -------        -------            -------        -------        -------


Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company's three banking subsidiaries, Hudson United Bank, Lafayette, and BOTH, which meet the criteria of SFAS No. 131 to be considered in the aggregate, have been aggregated for purposes of segment reporting. HUBCO, Inc., the banks' holding company, is not a reportable segment because it does not exceed any of the quantitative thresholds.

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

The financial statements for the comparative periods presented herein have been restated to reflect the acquisitions that have been accounted for on the pooling-of-interests accounting method during the periods presented herein. The Bank of Southington was acquired on January 8, 1998, Poughkeepsie Financial Corporation was acquired on April 24, 1998 and MSB Bancorp was acquired on May 29, 1998. These acquisitions were accounted for on a pooling-of-interests method, and accordingly, the consolidated financial statements have been restated to include these institutions for all periods presented. All share data has been retroactively restated to reflect the shares issued in the aforementioned transactions including restatement of all prior periods. In addition, the Company acquired Security National Bank on February 5, 1998 and 22 branches of First Union National Bank on June 25, 1998, both of which were accounted for on the purchase method and thus operations and earnings are reflected in the Company's results subsequent to the date of acquisition. The balance sheet and income statement comparisons are influenced by these purchase transactions.

This document contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as "believes, expects" and similar words or variations. Such statements are not historical facts and involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, loan loss provisions, and customer retention. The Company assumes no obligation for updating any such forward-looking statements at any time.

The Company, through its data processing subsidiary, established a "Year 2000 Team" which is responsible for ensuring implementation of the required change to the Date of Century format for all software programs used by the Company. The management of the Company anticipates that they will be in Year 2000 compliance before the beginning of the new century. The Company has not incurred significant expenses related to this project and does not anticipate the impact will be material to the Company's business, operations, financial condition, results of operations, liquidity or capital resources.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the three-month period ended June 30, 1998 was $0.256 million compared to net income of $14.2 million for the three-month period ended June 30, 1997. Excluding pre-tax merger related and restructuring charges of $25.0 million, second quarter 1998 net income was $16.6 million. Diluted earnings per share were $0.01 ($0.57 excluding merger related costs) for the second quarter of 1998 compared to $0.46 for the same period in 1997. Basic earnings per share were $0.01 ($0.58 excluding merger related costs) for the second quarter of 1998 compared to $0.48 for the same period in 1997. Return on average equity and return on average assets were 0.34% and 0.02%, respectively, as reported for the three-month period ended June 30, 1998, 17.46% and 1.20%, respectively, for the same period in 1997 and 22.15% and 1.40% respectively, for the three-month period ended June 30, 1998 excluding merger related costs.

Net income for the six-month period ended June 30, 1998 was $10.8 million compared to net income of $27.7 million for the six-month period ended June 30, 1997. Excluding pre-tax merger related and restructuring charges of $28.1 million, net income for the six-month period ended June 30, 1998 was $29.3 million. Diluted earnings per share were $0.37 ($1.00 excluding merger related costs) for the first six months of 1998 compared to $0.89 for the same period in 1997. Basic earnings per share were $0.38 ($1.02 excluding merger related costs) for the first six months of 1998 compared to $0.93 for the same period in 1997. Return on average equity and return on average assets were 7.15% and 0.47%, respectively, as reported for the six-month period ended June 30, 1998, 16.96% and 1.16%, respectively, for the same period in 1997 and 19.33% and 1.27% respectively, for the six-month period ended June 30, 1998 excluding merger related costs.

NET INTEREST INCOME

Net interest income for the three-month and six month periods ended June 30, 1998 was $49.2 million and $97.1 million compared to $50.7 million and $99.1 million for the same period in 1997. This represents a decrease of $1.4 million or 3% for the three month period and a decrease of $2.1 million or 2% for the six month period. The net interest margin for the three-month and six month periods ended June 30, 1998 was 4.49% and 4.57%, respectively, compared to 4.66% and 4.53%, respectively for the same periods in 1997.

Interest income for the six-month period ended June 30, 1998 was $167.2 million compared to $175.3 million for the same period in 1997, a decrease of $8.1 million or 5%, while interest expense decreased $6.1 million, or 8%. These decreases in interest income and expense were the result of a lower volume of investment and mortgage backed securities and borrowings in the first quarter of 1998 compared to the same period in 1997.

Interest income for the three-month period ended June 30, 1998 was $85.0 million compared to $88.9 million for the same period in 1997, a decrease of $3.9 million or 4%, while interest expense decreased $2.5 million, or 7%. The lower level of interest income was primarily related to a decrease in the yield on average interest-earning assets of 44 basis points from the three month periods ending June 30, 1997 to June 30, 1998 resulting from maturities of higher yielding investment securities and the sale of new mortgage loan originations.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses for the three-month and six month periods ended June 30, 1998 was $2.7 million and $8.8 million, respectively, compared to $2.3 million and $4.7 million , respectively, for the same periods in 1997. The increase in the provision for possible loan losses is primarily attributable to $3.5 million of loan loss provisions taken by the Bank of the Hudson and MSB in the first quarter to conform their reserve policy closer to HUBCO's. The Company performs an evaluation of the adequacy of the allowance for loan losses each quarter. The results of this analysis and the expectation of potential credit losses and economic conditions are some of the factors which determine the required quarterly provision. The allowance for possible loan losses includes $1.2 million related to the purchase of credit card receivables by Shoppers Charge. Management believes that the allowance at June, 1998 of $52.5 million, or 1.86% of total loans and 101% of non-performing loans, is adequate. Comparative ratios for June 30, 1997 and December 31, 1997 are 1.72% and 73% and 1.76% and 81%, respectively.

Non-performing assets as a percentage of total assets at June 30, 1998 was 1.20% compared to 1.55% at December 31, 1997. The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:

                                                      ASSET QUALITY SCHEDULE
                                                   --------------------------
                                                     6/30/98       12/31/97
                                                   ----------    ------------
                                                          (In Thousands)

Non-Accrual Loans:
   Commercial ....................................   $15,091       $10,904
   Real Estate ...................................    34,149        34,782
   Consumer ......................................     2,196         1,489
                                                     -------       -------
      Total Non-Accrual Loans ....................    51,436        47,175
                                                     -------       -------
Renegotiated Loans ...............................       588        16,162
                                                     -------       -------
      Total Nonperforming Loans ..................    52,024        63,337
Other Real Estate Owned ..........................     9,148        10,752
                                                     -------       -------
      Total Nonperforming Assets .................   $61,172       $74,089
                                                     =======       =======
Non-Accrual Loan to Total Loans ..................      1.82%         1.61%
Non-Performing Assets to Total Assets ............      1.20%         1.55%
Allowance for Loans Losses to Non-Accrual Loans ..       102%          109%
Allowance for Loans Losses to Non-Performing Loans       101%           81%
Loans Past Due 90 Days or More and Accruing
      Commercial .................................   $ 2,520       $ 2,926
      Real estate ................................     2,846         8,752
      Consumer ...................................     1,215         1,786
      Credit card ................................     4,397         2,749
                                                     -------       -------
         Total Past Due Loans ....................   $10,978       $16,213
                                                     =======       =======

The following table presents the activity in the allowance for possible loan losses for the periods indicated:

                                            Summary of Activity in the Allowance
                                                Broken Down by Loan Category
                                                -----------------------------
                                                 Six Months Ended   Year Ended
                                                    6/30/98          12/31/97
                                                 -------------------------------
                                                     (Dollars in thousands)

Amount of Loans Outstanding at Period End ....   $2,819,123          $2,926,459
                                                 ==========          ==========
Daily Average Amount of Loans Outstanding ....   $2,890,624          $2,915,843
                                                 ==========          ==========
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year .................   $   51,468          $   47,304
Loans charged off:
     Real estate mortgages ...................       (5,512)             (4,893)
     Commercial ..............................         (795)             (4,202)
     Consumer ................................       (5,003)             (5,796)
     Other loans .............................         --                  (384)
                                                 ----------          ----------
          Total loans charged off ............      (11,310)            (15,275)
                                                 ----------          ----------
Recoveries:
     Real estate mortgages ...................          341               1,203
     Commercial ..............................          518               2,023
     Consumer ................................          777               1,427
     Other recoveries ........................         --                    41
                                                 ----------          ----------
          Total recoveries ...................        1,636               4,694
                                                 ----------          ----------
Net loans charged off ........................       (9,674)            (10,581)
Allowance of acquired companies ..............        1,950               2,800
Provision for loan losses ....................        8,794              11,945
                                                 ----------          ----------
Balance at end of period .....................   $   52,538          $   51,468
                                                 ==========          ==========
Ratio of Annualized Net Loans Charged-Off
   During  Period to Average Loans Outstanding         0.67%               0.36%
                                                 ==========          ==========

Non-interest income increased 18% or $2.1 million from $11.7 million for the second quarter of 1997 to $13.8 million for the same period in 1998, and increased 18% or $3.9 million from $22.3 million for the six months ended June 30, 1997 to $26.3 million for the same period in 1998. This increase in non-interest income relates primarily to increased fees from Shoppers Charge, trust services revenue, loan fees, including mortgage banking, international services, and various other fees.

Non-interest expense was $58.4 million for the second quarter of 1998 and $33.4 million excluding merger related costs, compared to $36.0 million for the same period in 1997, and for the six months ended June 30, 1998 non-interest expense was $96.3 million and $68.9 million excluding merger related costs compared to $70.8 million for the same period in 1997 Efficiencies were realized for the three and six-month periods ended June 30, 1998 compared to the same periods in 1997 in salaries due primarily to the consolidation of operational support functions of acquired institutions. Increases for the six month period ended June 30, 1998 compared to the same period in 1997 occurred in the categories of occupancy and equipment expense, due to an increased number of branches, outside services, due to payments for data processing services, and the amortization of intangibles resulting from the acquisition of Security National Bank which are amortized over a ten year period.

The Company's effective tax rate for the three-month and six month periods ended June 30, 1998 was 87% and 40% respectively, due to non-deductible restructuring charges and goodwill amortization, and 38% and 37% , respectively, excluding the effect of restructuring charges . This compares with an effective tax rate for the comparable period in 1997 of 41% and 40% respectively. The decrease in the effective tax rate excluding restructuring items is related to having fully utilized all tax loss carry forward in Connecticut and tax planning initiatives.

FINANCIAL CONDITION

Total assets at June 30, 1998, were $5.11 billion, an increase of $327 million or 7% from $4.78 billion of assets at December 31, 1997, as restated for all poolings through June 30, 1998. The investment and mortgage backed securities portfolio increased 46% or $560.6 million from $1.21 billion at December 31, 1997 to $1.77 billion at June 30, 1998 due primarily to the purchase of securities in 1998. Total Loans decreased $107.3 million, or 4% to $2.82 billion at June 30, 1998 from $2.93 billion at December 31, 1997 reflecting declines in residential mortgage loans where new originations are being sold and credit card loans which have experienced seasonal repayments. Other real estate owned decreased $1.6 million or 15% from $10.8 million at December 31, 1997 to $9.1 million at June 30, 1998 as management continued to focus on asset quality. Intangibles, net of amortization, increased from $53.5 million at December 31, 1997 to $80.6 million at June 30, 1998 due to the addition of the goodwill created from the Security National Bank and First Union branch acquisitions.

Deposits increased slightly from $3.73 billion at December 31, 1997, to $3.87 billion at June 30, 1998, due to the purchase accounting acquisitions. Total borrowings increased $164.0 million from $530.2 million at December 31, 1997 to $694.2 million at June 30, 1998. This increase is primarily related to funding growth in the investment portfolio. Total stockholders' equity at June 30, 1998 was $273.3 million compared to $311.1 million at December 31, 1997. The change in stockholders' equity is primarily attributable to $10.8 million in earnings for the six-month period ended June 30, 1998, offset by $10.9 million of cash dividends, the purchase of $38.3 million in treasury shares.

On June 19, 1998, the Company placed $50.0 million in aggregate liquidation amount of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The net proceeds of the offering are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

The Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at June 30, 1998, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

                                                  Ratios at        Regulatory
                                                June 30, 1998      Guidelines
                                                -------------      ----------
     Tier I Risk-Based Capital ..............       9.2%               6.0%
     Total Risk-Based Capital ...............      13.8%              10.0%
     Tier 1 Leverage Ratio ..................       5.9%               4.0%

PART II.  OTHER INFORMATION

Items 1 through 3 are not applicable or the responses are negative

Item 4(a)-(d) See Part II. Other Information in HUBCO's Form 10-Q filed May 15, 1998.

Item 5: not applicable

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits


   (3)(a) The Revised Certificate of Incorporation of HUBCO, Inc. filed
          January 31, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit (3)).

   (3)(b) The By-Laws of HUBCO, Inc. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit (3b).

(b) Reports on Form 8-K

     (1) On May 15, 1998, HUBCO filed a Form 8-K/A Item 2 (date of earliest event - October 20, 1998), amending Form 8-K filed October 22, 1997 to announce the completion of its acquisition of Poughkeepsie Financial Corp. and its wholly owned banking subsidiary bank of the Hudson.

     (2)  On June 2, 1998, HUBCO filed a Form 8-K Item 2 (date of earliest event
          - May 29, 1998), to announce the completion of its acquisition of MSB Bancorp, Inc. and its wholly owned banking subsidiary, MSB Bank.

     (3) On June 11, 1998, HUBCO filed a Form 8-K Item 2 (date of earliest event - May 29, 1998), to announce the completion of its acquisition of MSB Bancorp, Inc. and its wholly owned banking subsidiary, MSB Bank and containing first quarter financial statements for MSB Bancorp, Inc. and Subsidiaries

     (4) On June 26, 1998, HUBCO filed a Form 8-K Item 5 (date of earliest event - June 16, 1998), to announce that HUBCO, Inc. ("HUBCO") placed $50,000,000 in aggregate liquidation amount of 7.65% Capital Securities due June 15, 2028 using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware.

     (5) On June 29, 1998, HUBCO filed a Form 8-K/A Item 2 (date of earliest event - September 20, 1997), amending Form 8-K filed on October 22, 1997 and Form 8-K/A filed on May 15, 1998 to provide pro forma information with the recent acquisitions of Poughkeepsie Financial Corp. and MSB Bancorp, Inc.

     (6)  On July 2, 1998, HUBCO filed a Form 8-K Item 5 (date of earliest event
          - June 25, 1998), to announce the completion of its purchase of 13 New Jersey and 8 Connecticut branches of First Union National Bank.

     (7) On July 6, 1998, HUBCO filed a Form 8-K/A Item 2 (date of earliest event - October 22, 1997), amending Form 8-K's filed on October 22, 1997, June 2, 1998, and June 11, 1998 and Form 8-K/A's filed on May 15, 1998 and June 29, 1998 to provide pro forma information with the recent acquisitions of Poughkeepsie Financial Corp. and MSB Bancorp, Inc.

     (8) On July 10, 1998, HUBCO filed a Form 8-K/A Item 5 (date of earliest event - June 25,1998), amending Form 8-K filed on July 2, 1998 announcing the completion of its purchase of 13 New Jersey and 8 Connecticut branches of First Union National Bank.

     (9) On July 10, 1998, HUBCO filed a Form 8-K Item 5 (date of earliest event - April 24, 1998), containing supplemental consolidated financial statements of HUBCO restating HUBCO's historical consolidated financial statements as of and for the three years ended December 31, 1997 to reflect the Mergers and the acquisition of the Bank of Southington, Poughkeepsie Financial Corp. and MSB Bancorp, Inc.

     (10) On July 10, 1998, HUBCO filed a Form 8-K/A Item 5 (date of earliest event - June 25, 1998), amending Form 8-K filed on July 2, 1998 announcing the completion of its purchase of 13 New Jersey and 8 Connecticut branches of First Union National Bank.

     (11) On July 15, 1998, HUBCO filed a Form 8-K Item 5 (date of earliest event - July 15, 1998), containing HUBCO's press release reporting earnings for the second quarter of 1998.

     (12) On July 17, 1998, HUBCO filed a Form 8-K/A Item 5 (date of earliest event - June 25, 1998), amending Form 8-K filed on July 10, 1998 to include KPMG Peat Marwick LLP's ("KPMG") and Deloitte & Touche LLP's ("Deloitte") consents to incorporate by reference, in HUBCO's Registration Statement on Forms S-8, KPMG's and Deloitte's respective Auditors Reports included therein.

     (13) On July 23, 1998, HUBCO filed a Form 8-K Item 5 (date of earliest event - July 17, 1998), containing HUBCO's press release announcing an increase in its quarterly cash dividend to $0.25 per common share and a 3% stock dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HUBCO, Inc.



August 14, 1998                    /s/  KENNETH T. NEILSON
--------------------              ----------------------------------------------
Date                              Kenneth T. Neilson
                                  Chairman, President & Chief Executive Officer



August 14, 1998                    /s/  JOSEPH F. HURLEY
--------------------              ----------------------------------------------
Date                              Joseph F. Hurley
                                  Executive Vice President & Chief Financial
                                  Officer