Form 10-Q
period 1998-09-30
HUBCO INC
filed 1998-11-16
CIK 703559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM l0-Q

                                    --------

       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

       / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


                         Commission file number 0-0l0699


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each, of the issuer's classes of common stock, as of the last practicable date: 40,344,816 shares, no par value, outstanding as of November 12, 1998.

================================================================================

                          HUBCO, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets
         At September 30, 1998 and December 31, 1997.....................   1

         Consolidated Statements of Income
         For the three-months and nine-months ended
         September 30, 1998 and 1997..................................... 2-3

         Consolidated Statements of Comprehensive Income
         For the three-months and nine-months ended
         September 30, 1998 and 1997.....................................   4

         Consolidated Statements of Changes in Stockholders' Equity
         For the nine-months ended
         September 30, 1998 and for the Year ended December 31, 1997.....   5

         Consolidated Statements of Cash Flows
         For the nine-months ended
         September 30, 1998 and 1997.....................................   6

         Notes to Consolidated Financial Statements...................... 7-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................... 13-19


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.................................   20

          Signatures......................................................   21


PART III.  FINANCIAL DATA SCHEDULE........................................   22



HUBCO, Inc. and Subsidiaries
-------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                     SEPTEMBER 30,  December 31,
(in thousands, except share data)                                         1998          1997
-------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                              $   219,818    $   240,229
Federal funds sold                                                        64,345        277,930
                                                                     -----------    -----------
                                  TOTAL CASH AND CASH EQUIVALENTS        284,163        518,159
Securities available for sale, at market value                         2,141,855      1,499,306
Securities held to maturity, at cost (market value of $550,092
   and $772,740 for 1998 and 1997, respectively)                         544,342        764,831
Assets held for sale                                                      31,036             --
Loans:
     Real estate mortgage                                              2,340,998      2,519,529
     Commercial and financial                                            636,868        640,930
     Consumer credit                                                     379,962        348,555
     Credit card                                                          79,355         91,047
                                                                     -----------    -----------
                                                      TOTAL LOANS      3,437,183      3,600,061
     Less: Allowance for possible loan losses                            (53,527)       (65,858)
                                                                     -----------    -----------
                                                        NET LOANS      3,383,656      3,534,203
Premises and equipment, net                                               85,819         82,511
Other real estate owned                                                       --         11,483
Intangibles, net of amortization                                          81,868         55,573
Other assets                                                             124,272        140,074
                                                                     -----------    -----------
                                                     TOTAL ASSETS    $ 6,677,011    $ 6,606,140
                                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest bearing                                             $   863,760    $   831,579
     Interest bearing                                                  4,344,571      4,421,377
                                                                     -----------    -----------
                                                   TOTAL DEPOSITS      5,208,331      5,252,956
Borrowed funds                                                           765,968        626,405
Other liabilities                                                         51,027         69,678
                                                                     -----------    -----------
                                                TOTAL LIABILITIES      6,025,326      5,949,039
Subordinated debt                                                        100,000        100,000
Company-obligated mandatorily redeemable preferred series B
   capital securities of two subsidiary trusts holding solely
   junior subordinated debentures of the Company                         100,000         50,000

Stockholders' Equity:
  Convertible preferred stock - Series B, no par value; authorized
     10,300,000 shares; 500 shares issued and outstanding
     in 1998; 1,250 shares issued and outstanding in 1997                     50            125
  Common stock, no par value; authorized 53,045,000 shares;
     40,633,204 shares issued and 40,498,892 shares outstanding in 1998; and 42,607,964 shares issued and 41,602,118 shares
     outstanding in 1997                                                  72,246         73,269
  Additional paid-in capital                                             270,981        292,198
  Retained earnings                                                      100,121        164,612
  Treasury stock, at cost, 134,312 shares in 1998
     and 1,005,844 shares in 1997                                         (4,885)       (19,133)
  Employee stock awards and unallocated shares
     held by ESOP, at cost                                                (2,685)        (9,609)
  Unrealized gain on securities available
     for sale, net of income taxes                                        15,857          5,639
                                                                     -----------   ------------
                                       TOTAL STOCKHOLDERS' EQUITY        451,685        507,101
                                                                     -----------    -----------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 6,677,011    $ 6,606,140
                                                                     ===========    ===========
See notes to consolidated financial statements.




HUBCO, Inc. and Subsidiaries
----------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

For the Three-Months Ended September  30,
(in thousands, except share data)                          1998             1997
----------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans                                                  $   75,034    $   77,326
Securities                                                 42,552        39,796
Other                                                       3,189         1,506
                                                       ----------    -----------
                    TOTAL INTEREST AND FEE INCOME         120,775       118,628
                                                       ----------    -----------
INTEREST EXPENSE:
Deposits                                                   40,874        44,023
Borrowed funds                                             11,298         6,556
Subordinated and other debt                                 4,162         3,028
                                                       ----------    -----------
                           TOTAL INTEREST EXPENSE          56,334        53,607
                                                       ----------    -----------
                              NET INTEREST INCOME          64,441        65,021
PROVISION FOR POSSIBLE LOAN LOSSES                          2,791         3,000
                                                       ----------    -----------
              NET INTEREST INCOME AFTER PROVISION
                         FOR POSSIBLE LOAN LOSSES          61,650        62,021
                                                       ----------    -----------
NONINTEREST INCOME:
Trust department income                                       769           766
Service charges on deposit accounts                         5,445         5,849
Securities gains                                               16         2,538
Loss on assets held for sale                              (23,303)          --
Shoppers Charge fee income                                  2,959         2,658
Other income                                                4,328         2,528
                                                       ----------    -----------
                         TOTAL NONINTEREST INCOME          (9,786)       14,339
                                                       ----------    -----------
NONINTEREST EXPENSE:
Salaries                                                   14,567        15,407
Pension and other employee benefits                         3,712         5,154
Occupancy expense                                           4,153         3,933
Equipment expense                                           2,419         2,795
Deposit and other insurance                                   706           678
Outside services                                            6,295         6,178
Other real estate owned expense                               472         1,072
Amortization of intangibles                                 3,094         2,195
Other expense                                               4,439         6,621
Merger related and restructuring costs                     38,529            58
                                                       ----------    -----------
                        TOTAL NONINTEREST EXPENSE          78,386        44,091
                                                       ----------    -----------
                (LOSS)/INCOME BEFORE INCOME TAXES         (26,522)       32,269
(BENEFIT)/PROVISION FOR INCOME TAXES                       (6,389)       12,860
                                                       ----------    -----------
                                NET(LOSS)/ INCOME      $  (20,133)   $   19,409
                                                       ==========    ===========
NET (LOSS)/INCOME PER SHARE:
Basic                                                  $    (0.50)   $     0.47
Diluted                                                $    (0.50)   $     0.44

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                      40,358        41,210
Diluted                                                    40,358        43,673

See notes to consolidated financial statements.


HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

For the Nine-Months Ended September 30,
 (in thousands, except share data)                      1998       1997
-------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans                                                 $226,599   $229,778
Securities                                             120,347    120,516
Other                                                    7,206      3,637
                                                      --------   --------
                    TOTAL INTEREST AND FEE INCOME      354,152    353,931
                                                      --------   --------
INTEREST EXPENSE:
Deposits                                               125,344    131,267
Borrowed funds                                          27,275     21,248
Subordinated and other debt                             10,689      9,049
                                                      --------   --------
                           TOTAL INTEREST EXPENSE      163,308    161,564
                                                      --------   --------
                              NET INTEREST INCOME      190,844    192,367
PROVISION FOR POSSIBLE LOAN LOSSES                      11,890      7,964
                                                      --------   --------
              NET INTEREST INCOME AFTER PROVISION
                         FOR POSSIBLE LOAN LOSSES      178,954    184,403
                                                      --------   --------
NONINTEREST INCOME:
Trust department income                                  2,498      2,313
Service charges on deposit accounts                     15,981     17,106
Securities gains                                         3,187      5,704
Loss on assets held for sale                           (23,303)         -
Shoppers Charge fee income                               8,521      6,019
Other income                                            12,291      7,393
                                                      --------   --------
                         TOTAL NONINTEREST INCOME       19,175     38,535
                                                      --------   --------
NONINTEREST EXPENSE:
Salaries                                                44,437     46,663
Pension and other employee benefits                     15,129     15,981
Occupancy expense                                       12,499     11,957
Equipment expense                                        7,873      8,057
Deposit and other insurance                              1,920      2,390
Outside services                                        19,597     19,027
Other real estate owned expense                          1,696      2,692
Amortization of intangibles                              7,928      6,745
Other expense                                           14,935     18,087
Merger related and restructuring costs                  66,376        179
                                                      --------   --------
                        TOTAL NONINTEREST EXPENSE      192,390    131,778
                                                      --------   --------
                (LOSS)/INCOME BEFORE INCOME TAXES        5,739     91,160
PROVISION FOR INCOME TAXES                               6,388     36,188
                                                      --------   --------
                                NET (LOSS)/INCOME     $   (649)  $ 54,972
                                                      ========   ========
NET (LOSS)/INCOME PER SHARE:
Basic                                                 $  (0.02)  $   1.31
Diluted                                               $  (0.02)  $   1.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                   40,725     41,431
Diluted                                                 40,725     43,905
See notes to consolidated financial statements.

HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)



                                                           THREE MONTHS ENDED
                                                    ----------------------------
                                                             September 30,
                                                    ----------------------------
(In thousands)                                          1998           1997
--------------------------------------------------------------------------------
                               NET (LOSS)/INCOME    $  (20,133)     $ 19,409
                                                    ==========      ========

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gains arising during period      $   11,168      $ 11,565
Less: reclassification adjustment for gains
    included in net income                                 (10)       (1,527)
                                                    ----------      --------
Other comprehensive income                              11,158        10,038
                                                    ----------      --------
                     COMPREHENSIVE (LOSS)/INCOME    $   (8,975)     $ 29,447
                                                    ==========      ========




                                                           NINE MONTHS ENDED
                                                    ----------------------------
                                                             September 30,
                                                    ----------------------------
(In thousands)                                            1998        1997
--------------------------------------------------------------------------------
                               NET (LOSS)/INCOME      $     (649)   $  54,972
                                                      ----------    ---------

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gains arising during period        $   12,242    $  13,480
Less: reclassification adjustment for gains
    included in net income                                (2,024       (3,440)
                                                      ----------    ---------
Other comprehensive income                                10,218       10,040
                                                      ==========    =========
                            COMPREHENSIVE INCOME      $    9,569    $  65,012
                                                      ==========    =========

See notes to consolidated financial statements.


HUBCO, INC. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands)


                                                                                               Employee
                                                                                                 Stock
                                                                                                Awards
                                                                                                  and
                                                                                              Unallocate  Unrealized
                                 Convertible                                                    Shares      Gain(loss)
                               Preferred Stock   Common Stock    Additional                      Held     on Securities
                               --------------------------------   Paid-in- Retained Treasury    in ESOP,  Available for
                               Shares  Amount   Shares   Amount   Capital  Earnings    Stock    at Cost        Sale      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996  39,600  $3,960  40,837,159 $72,609 $324,322  $168,003 $(21,195)  $(11,980)      $(2,356)  $533,363
------------------------------------------------------------------------------------------------------------------------------------
Net income                      --      --        --         --      --      69,827    --         --              --      69,827
Cash dividends paid:
   Common                                         --         --      --     (27,508)   --         --              --     (27,508)
   Preferred                    --      --        --         --      --        (650)   --         --              --        (650)
3% stock dividend               --      --       321,046    570    9,859    (45,066)  34,723      --              --          86
Issuance of common stock
for:
   Stock options exercised      --      --        47,325     84   (6,296)      --     10,074      --              --       3,862
   Warrants exercised           --      --        --         --      (48)      --         65      --              --          17
   Dividend reinvestment
   and stock purchase plan      --      --         3,444      6       77       --      --         --              --          83
   Preferred stock
     conversion              (38,350) (3,835)     --         --  (36,513)      --     40,348      --              --        --
Cash in lieu of
  fractional shares             --      --        --         --      (97)      --      --         --              --         (97)
Purchase of treasury stock      --      --        --         --      --        --    (83,448)     --              --     (83,448)
Effect of compensation
  plans                         --      --        --         --      894          6      300      2,371                    3,571
Change in unrealized
  gain(loss) on
  securities available
  for sale                      --      --        --         --      --        --      --         --            7,995      7,995
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997   1,250  $  125  41,208,974 $73,269 $292,198  $164,612 $(19,133)  $ (9,609)       $5,639   $507,101
------------------------------------------------------------------------------------------------------------------------------------
Net income                      --      --        --         --      --        (649)   --         --              --        (649)
IBSF fiscal year
adjustment                      --      --        --         --      --       1,539    --         --              --       1,539
Cash dividends
paid-common                     --      --        --         --      --     (24,547)   --         --              --     (24,547)
3% Stock Dividend               --      --        40,213      72     (709)  (40,797)  41,434      --              --          --
Issuance of common stock
for:
   Stock options exercised      --      --       330,684     588   (1,521)     --      6,526      --              --       5,593
   Warrants exercised           --      --         7,158      13      (25)     --         77      --              --          65
   Preferred stock
     conversion                 (750)    (75)     16,608      30     (130)     --        175      --              --          --
Cash in lieu of
  fractional shares             --      --        --         --      (175)     --      --         --              --        (175)
Other transactions              --      --         3,750       7       (9)      (37)   --         --              --         (39)
Purchase of treasury stock      --      --        --         --      --        --    (56,938)     --              --     (56,938)
Issue & Retirement of
  Treasury Stock                --      --      (989,058) (1,759) (18,930)     --     20,689      --              --          --
Effect of compensation
  plans                         --      --        14,875      26      282      --      2,285      6,924           --       9,517
Change in unrealized
  gain/(loss) on
  securities available
  for sale                      --      --        --         --      --        --      --         --           10,218     10,218

------------------------------------------------------------------------------------------------------------------------------------
 Balance at September30, 1998    500 $    50  40,633,204 $72,246 $270,981  $100,121  $(4,885)   $(2,685)      $15,857   $451,685
------------------------------------------------------------------------------------------------------------------------------------
 See notes to consolidated financial statements.




HUBCO, INC. and Subsidiaries
-------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)                                                         NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 --------------------------
                                                                     1998           1997
                                                                     ----           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                  $    (649)         $ 54,972
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          IBSF Fiscal Year Adjustment                               1,539               --
          Provision for possible loan losses                       11,890             8,229
          Provision for depreciation and amortization              14,477            13,340
          Amortization of security premiums, net                    1,130             1,206
          Securities gains                                         (3,187)           (5,704)
          Loss/(Gain) on sale of premises and equipment               540              (154)
          Gain on sale of loans                                    (2,115)              (94)
          Loss on assets held for sale                             23,303               --
          Market adjustment on ESOP                                   728               604
          MRP earned                                                2,809               907
          Deferred income tax provision                               --              7,106
      Net change in loans originated for sale                     (31,036)           (1,150)
      Decrease  in other assets                                    13,691            15,460
      (Decrease) in other liabilities                             (21,571)           (8,095)
                                                           --------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          11,549            86,627
                                                           --------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of securities:
      Available for sale                                          269,616           235,579
    Proceeds from repayments and maturities of securities:
      Available for sale                                          676,114           211,314
      Held to maturity                                            421,233           156,927
    Purchase of securities:
      Available for sale                                       (1,441,504)         (591,785)
      Held to maturity                                           (305,435)          (66,930)
    Net cash acquired through acquisitions                        231,661               --
    Loan originations net of repayments                            79,456            (4,840)
    Proceeds from sales of premises and equipment                      25               107
    Proceeds from sales of loans                                   89,147            41,590
    Purchases of premises and equipment                            (5,127)           (8,417)
    Decrease in other real estate                                   8,347             7,308
                                                           --------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                23,533           (19,147)
                                                           --------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease)/increase in demand deposits, NOW accounts,
          and savings accounts                                   (198,448)           52,597
    Net decrease in certificates of deposits                     (188,554)         (176,694)
    Net increase in borrowed funds                                139,220           159,497
    Net proceeds from issuance of debt securities                  48,737            49,250
    Repayment of ESOP loan                                            853               622
    Proceeds from issuance of common stock                          5,658             3,348
    Termination of ESOP plan                                        4,941               --
    Cash dividends                                                (24,547)          (21,248)
    Acquisition of treasury stock                                 (56,938)          (44,406)
                                                           --------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (269,078)           22,966
                                                           --------------      ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (233,996)           90,446
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  518,159           278,027
                                                           ==============      ============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  284,163         $ 368,473
                                                           ==============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
    Interest                                                   $  168,741         $ 142,632
    Income Taxes                                                   26,081            21,642
                                                           ==============      ============
See notes to consolidated financial statements.



HUBCO, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                           HUBCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements of HUBCO, Inc. and Subsidiaries ("HUBCO" or "the Company") include the accounts of the parent company, HUBCO, Inc. and its wholly-owned subsidiaries: Hudson United Bank ("Hudson United"), Lafayette American Bank ("Lafayette"), Bank of the Hudson ("BOTH"), HUBCO Capital Trust I and HUBCO Capital Trust II. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Annual Report on Form 10-KA filed with the Commission on August 14, 1998, for the year ended December 31, 1997 and the current report on Form 8-K filed with the Commission on November 6, 1998 which restated HUBCO's consolidated financial statements for the year ended December 31, 1997 to take into account the completion of the mergers of Bank of Southington, Pougkeepsie Financial Corp., MSB Bancorp, IBS Financial, Community Financial Holding Corporation, and Dime Financial Corporation (see Note C).

NOTE B -- EARNINGS PER SHARE

In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and requires dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income, less dividends on the convertible preferred stock, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of the preferred stock and the incremental number of shares issuable from the exercise of stock options, stock warrants, and includes the impact of the Management Recognition Plan ("MRP"), calculated using the treasury stock method. All per share amounts have been retroactively restated to reflect all stock splits and stock dividends. All prior periods presented have been restated in this new format.

A reconciliation of net income to net income available to common stockholders and of weighted average common shares outstanding to weighted average shares outstanding assuming dilution follows (in thousands, except per share data):


                                                      Three Months Ended September 30,
-------------------------------------------------------------------------------------
                                                            1998(1)         1997
-------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net (Loss)/Income                                     $     (20,133)    $   19,409
Less Preferred Stock Dividends                                   --            215
                                                    ---------------------------------
Net (Loss)/Income Available To Common Stockholders          (20,133)        19,194
Weighted Average Common Shares Outstanding                   40,358         41,210
Basic (Loss)/Earnings Per Share                       $       (0.50)    $     0.47
                                                    =================================
DILUTED EARNINGS PER SHARE
Net (Loss)/Income                                     $     (20,133)    $   19,409
Weighted Average Common Shares Outstanding                   40,358         41,210
Effect Of Dilutive Securities:
   Convertible Preferred Stock                                   --          1,192
   Warrants                                                      --             27
   Unearned MRP                                                  --            152
   Stock Options                                                 --          1,092
                                                    ---------------------------------
Total Weighted Average Common Shares Outstanding
  Assuming Dilution                                          40,358         43,673
Diluted (Loss)/Earnings Per Share                     $       (0.50)    $     0.44
                                                    =================================

                                                    Nine Months Ended September 30,
-------------------------------------------------------------------------------------
                                                            1998(1)         1997
-------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net (Loss)/Income                                     $        (649)    $   54,972
Less Preferred Stock Dividends                                    -            650
                                                    ---------------------------------
Net (Loss)/Income Available To Common Stockholders             (649)        54,322
Weighted Average Common Shares Outstanding                   40,725         41,431
Basic (Loss)/Earnings Per Share                       $       (0.02)    $     1.31
                                                    =================================
DILUTED EARNINGS PER SHARE
Net(Loss)/Income                                      $        (649)    $   54,972
Weighted Average Common Shares Outstanding                   40,725         41,431
Effect Of Dilutive Securities:
   Convertible Preferred Stock                                   --          1,266
   Warrants                                                      --             26
   Unearned MRP                                                  --            182
   Stock Options                                                 --          1,000
                                                    ---------------------------------
Total Weighted Average Common Shares Outstanding
  Assuming Dilution                                          40,725         43,905
Diluted (Loss)/Earnings Per Share                     $       (0.02)    $     1.25
                                                    =================================
----------

(1) As a result of the net loss in the three and nine-month periods of 1998, there is no effect of dilutive securities on earnings per share.


NOTE C -- ACQUISITIONS

On January 8, 1998, the Company acquired The Bank of Southington ("BOS"), and merged it into Lafayette. BOS was a $135 million asset state bank and trust company with 3 branch locations, headquartered in Southington, Connecticut. In the merger, each share of BOS common stock was converted into .637 shares of HUBCO common stock for a total of 778,027 shares. The acquisition was treated as a pooling of interests for accounting purposes. The financial statements have been restated to include BOS for all periods presented.

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

On April 24, 1998, the Company completed its acquisition of Poughkeepsie Financial Corp. ("PFC"). PFC's wholly-owned subsidiary, Bank of the Hudson became HUBCO's New York-based bank subsidiary. In the merger, each share of PFC common stock was converted into .309 shares of HUBCO common stock for a total of 3,957,160 shares. PFC had $875 million in assets and was treated as a pooling of interests for accounting purposes. The financial statements have been restated to include PFC for all periods presented.

On May 29, 1998, the Company completed its acquisition of MSB Bancorp ("MSB"), and merged MSB Bank, MSB's wholly-owned subsidiary into Bank of the Hudson. In the merger, each share of MSB common stock was converted into 1.052 shares of HUBCO common stock for a total of 2,933,818 shares. MSB had $765 million in assets and was treated as a pooling of interests for accounting purposes. The financial statements have been restated to include MSB for all periods presented.

On June 25, 1998, the Company completed its acquisition of 21 branches of First Union National Bank located in New Jersey and Connecticut with deposits of approximately $243 million, in the aggregate. On July 24, 1998, the Company completed its acquisition of 2 branches of First Union National Bank located in New York with deposits of approximately $25 million, in the aggregate. These acquisitions were accounted for under the purchase method of accounting.

On August 14, 1998, the Company completed its acquisition of IBS Financial ("IBS"). IBS was merged into HUBCO and IBS's wholly-owned subsidiary was merged into Hudson United. In the merger each share of IBS common stock was converted into .550 shares of HUBCO common stock for a total of 5,946,880 shares. IBS had $734 million in assets and was treated as a pooling of interests for accounting purposes. The financial statements have been restated to include IBS for all periods presented. The fiscal year for IBS Financial ended on September 30, 1997. The net income for IBS Financial's calendar fourth quarter of 1997 is included as an adjustment to HUBCO's retained earnings.

On August 14, 1998, the Company completed its acquisition of Community Financial Holding Corporation ("CFHC"). CFHC was merged into HUBCO and CFHC's wholly-owned subsidiary was merged into Hudson United. In the merger each share of CFHC common stock was converted into .716 shares of HUBCO common stock for a total of 766,144 shares. CFHC had $150 million in assets and was treated as a pooling of interests for accounting purposes. The financial statements have been restated to include CFHC for all periods presented.

On August 21, 1998, the Company completed its acquisition of Dime Financial Corporation ("DFC"). DFC was merged into HUBCO and DFC's wholly-owned subsidiary into Lafayette. In the merger each share of DFC common stock was converted into
1.0815 shares of HUBCO common stock for a total of 5,221,614 shares. DFC had $961 million in assets and was treated as a pooling interests for accounting purposes. The financial statements have been restated to include DFC for all periods presented.

NOTE D -- SECURITIES

The following table presents the amortized cost and estimated market value of securities available-for sale and held-to maturity at the dates indicated:

                                              September 30, 1998
                              --------------------------------------------------
                                              Gross Unrealized        Estimated
                               Amortized   -----------------------      Market
                                 Cost         Gains      (Losses)       Value
                              ------------ ------------------------  -----------
AVAILABLE FOR SALE
U.S. Government                   $89,000    $  1,578   $     (12)   $   90,566
U.S. Government
   agencies                       398,455       4,258        (766)      401,947
Mortgage-backed
   securities                   1,302,777      18,412      (3,380)    1,317,809
States and political
   subdivisions                    13,266         104         (39)       13,331
Other debt securities             240,437       2,503         (23)      242,917
Equity securities                  74,104       1,453        (272)       75,285
                              ------------ -----------  -----------  -----------
                               $2,118,039     $28,308     $(4,492)   $2,141,855
                              ============ ===========  ===========  ===========


                                              September 30, 1998
                              --------------------------------------------------
                                              Gross Unrealized        Estimated
                               Amortized   -----------------------      Market
                                 Cost         Gains      (Losses)       Value
                              ------------ ------------------------  -----------
HELD TO MATURITY
U.S. Government                  $ 45,295       $ 590        $ (1)     $ 45,884
U.S. Government
   agencies                        78,734       2,243        (411)       80,566
Mortgage-backed
   securities                     391,203       3,508        (442)      394,269
States and political
   subdivisions                    18,550         147         (33)       18,664
Other debt securities              10,560         149            -       10,709
                              ============ ===========  ===========  ===========
                                 $544,342      $6,637       $(887)     $550,092
                              ============ ===========  ===========  ===========

                                              December 31, 1997
                              --------------------------------------------------
                                              Gross Unrealized        Estimated
                               Amortized   -----------------------      Market
                                 Cost         Gains      (Losses)       Value
                              ------------ ------------------------  -----------
AVAILABLE FOR SALE
U.S. Government                 $ 110,485       $ 890      $ (340)    $ 111,035
U.S. Government
   agencies                       274,555       1,745        (301)      275,999
Mortgage-backed
   securities                   1,016,627       5,292      (3,028)    1,018,891
States and political
   subdivisions                    10,619          59         (26)       10,652
Other debt securities              41,850         306          (8)       42,148
Equity securities                  35,718       4,925         (62)       40,581
                                                                     -----------
                              ============ ===========  ===========  ===========
                               $1,489,854     $13,217     $(3,765)   $1,499,306
                              ============ ===========  ===========  ===========

                                              December 31, 1997
                              --------------------------------------------------
                                              Gross Unrealized        Estimated
                               Amortized   -----------------------      Market
                                 Cost         Gains      (Losses)       Value
                              ------------ ------------------------  -----------
HELD TO MATURITY
U.S. Government                  $ 45,585       $ 611   $      --      $ 46,196
U.S. Government
   agencies                       266,066       1,799        (480)      267,385
State and political
  subdivisions                     10,981          89          --        11,070
Mortgage-backed
   securities                     442,199       7,827      (1,937)      448,089
                              ============ ===========  ===========  ===========
                                $ 764,831     $10,326    $ (2,417)    $ 772,740
                              ============ ===========  ===========  ===========

NOTE E -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SERIES B CAPITAL SECURITIES OF TWO SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

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

NOTE F -- RECENT ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. The Company has elected to display Consolidated Statements of Income and Consolidated Statements of Comprehensive Income separately for the disclosed periods. Comprehensive income is displayed on the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity as a separate item entitled unrealized gains(losses) on securities available for sale since this is the only component of comprehensive income. The following is a reconciliation of the tax effect allocated to each component of comprehensive income for the periods presented (in thousands):


                                 For the three-months ended              For the nine-months ended
                                     September 30, 1998                     September 30, 1998
                             -----------------------------------     ----------------------------------
                               Before      Tax           Net of          Before     Tax       Net of
                                tax      (Expense)        Tax             tax    (Expense)     Tax
                               amount     Benefit         Amount         amount   Benefit     Amount
                             ----------- ------------ ----------     ----------- ----------- ----------
Unrealized holding gains
 arising during the period     $ 16,019    $ (4,851)    $11,168        $ 17,551  $  (5,309)    $12,242
Less: reclassification
 adjustment for gains
 realized in net income              16          (6)         10           3,187     (1,163)      2,024
                             ----------- ------------ ----------     ----------- ----------- ----------
Net change during period       $ 16,003    $ (4,845)    $11,158        $ 14,364  $  (4,146)    $10,218
                             ----------- ------------ ----------     ----------- ----------- ----------


                                 For the three-months ended              For the nine-months ended
                                     September 30, 1997                     September 30, 1997
                             -----------------------------------     ----------------------------------
                              Before         Tax        Net of         Before        Tax       Net of
                               tax        (Expense)      Tax            tax       (Expense)     Tax
                              amount       Benefit      Amount         amount      Benefit     Amount
                             ----------- ------------ ----------     ----------- ----------- ----------
Unrealized holding gains
 arising during the period    $ 18,990    $ (7,425)   $ 11,565        $ 22,246  $  (8,766)    $13,480
Less: reclassification
 adjustment for gains
 realized in net income          2,538      (1,011)      1,527           5,704     (2,264)      3,440
                             ----------- ------------ ----------     ----------- ----------- ----------
Net change during period      $ 16,452    $ (6,414)    $10,038        $ 16,542  $  (6,502)    $10,040
                             ----------- ------------ ----------     ----------- ----------- ----------


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

The financial statements for the comparative periods presented herein have been restated to reflect the acquisitions that have been accounted for on the pooling-of-interests accounting method during the periods presented herein. The Bank of Southington was acquired on January 8, 1998, Poughkeepsie Financial Corporation was acquired on April 24, 1998, MSB Bancorp was acquired on May 29, 1998, IBS Financial Corporation was acquired on August 14, 1998, Community Financial Holding Corporation was acquired on August 14, 1998, and Dime Financial Corporation was acquired on August 21, 1998. These acquisitions were accounted for on a pooling-of-interests method, and accordingly, the consolidated financial statements have been restated to include these institutions for all periods presented. All share data has been retroactively restated to reflect the shares issued in the aforementioned transactions including restatement of all prior periods. In addition, the Company acquired Security National Bank on February 5, 1998, 21 branches of First Union National Bank on June 26, 1998 and 2 branches of First Union National Bank on July 24, 1998, all of which were accounted for on the purchase method and thus operations and earnings are reflected in the Company's results subsequent to the date of acquisition. The balance sheet and income statement comparisons are influenced by these purchase transactions.

Applications have been filed with the Federal Deposit Insurance Corporation, the New Jersey Department of Banking and the Connecticut Department of Banking for permission to merge HUBCO's three banking subsidiaries. Simultaneously, notice was provided to the Office of Thrift Supervision. The resulting bank will be operated under the New Jersey charter of Hudson United Bank.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by asterisks ("*") or the use of words such as "believes", "expects" and similiar words or variations. Such statements are not historical facts and involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, loan loss provisions, and customer retention. The Company assumes no obligation for updating any such forward-looking statements at any time.

YEAR 2000

HUBCO has been planning since 1996 to prepare its computer systems and applications to meet the challenge of the new millennium. The Company, in conjunction with its data processing subsidiary, has established a "Year 2000 Team" which is responsible for ensuring implementation of the required changes and that business disruption is minimal. This process involves analyzing and replacing existing computer hardware and software as needed. HUBCO is currently communicating with customers and external providers to determine their status regarding Year 2000 issues. Additionally, the company is assessing how problems with third party computer systems may impact its business operations. To date, the company has not identified any material third party problems, but will continue to assess the situation through 1999.

Considering the company's technology infrastructure and the progress made to date, we estimate that the modification and review of computer and non-information technology systems will be substantially completed by December 31, 1998*. This will allow 1999 for testing and making adjustments, as necessary, to fine tune our systems and deal with any customer or third party developments*.

The estimated total cost to become year 2000 compliant is $5 million*. Through September 30, 1998, the company has incurred approximately $3 million. The Company anticipates most of the remaining costs will be incurred by mid-year 1999*.

A failure by HUBCO, by third parties or by whom HUBCO relies for support to correct Year 2000 issues may cause a disruption in HUBCO's business operations that could result in reduced revenue, increased operating costs and other adverse effects. Additionally, to the extent borrowers' financial positions are weakened as a result of Year 2000 issues, credit quality could be impacted. It is not possible to forecast with a reasonable degree of certainty all the negative impacts that may result from a failure of the company or third parties to become fully year 2000 compliant or whether such effects could have a material impact on HUBCO. The company has developed contingency plans to mitigate the disruption to business operations that may occur if Year 2000 compliance is not fully achieved by all parties.

RESULTS OF OPERATIONS

OVERVIEW

The net loss for the three-month period ended September 30, 1998 was $20.1 million compared to net income of $19.4 million for the three-month period ended September 30, 1997. The third quarter included $27.8 million after-tax of merger related and restructuring charges and a $14.9 million after-tax charge related to a planned bulk sale of non-performing loans and other real estate owned ("OREO") ("one time charges"). Excluding one time charges, third quarter 1998 net income was $22.5 million. The loss for the three-month period ended September 30, 1998 amounted to $0.50 per basic and diluted share compared to earnings of $0.47 per basic share and $0.44 per diluted share for the same period in 1997. Excluding one time charges, 1998 third quarter basic and diluted earnings per share were $0.56 and $0.55, respectively. Return on average equity and return on average assets were (16.52)% and (1.17)%, respectively, as reported for the three-month period ended September 30, 1998, 14.59% and 1.20%, respectively, for the same period in 1997 and 18.49% and 1.31%, respectively, excluding one time charges, for the three-month period ended September 30, 1998.


The net loss for the nine-month period ended September 30, 1998 was $0.6 million compared to net income of $55.0 million for the nine-month period ended September 30, 1997. The nine-month period of 1998 included after-tax merger related and restructuring charges of $46.6 million and the aforementioned charge for the planned bulk sale ("one time charges"). Excluding one time charges, net income for the nine-months ended September 30, 1998 amounted to $60.8 million. The loss for the nine-month period ended September 30, 1998 amounted to $0.02 per basic and diluted share compared to earnings of $1.31 per basic share and $1.25 per diluted share for the same period in 1997. Excluding one time charges, 1998 nine-month basic and diluted earnings per share were $1.49 and $1.46, respectively. Return on average equity and return on average assets were (0.17)% and (0.01)%, respectively, as reported for the nine-month period ended September 30, 1998, 14.03% and 1.14%, respectively, for the same period in 1997 and 16.28% and 1.23%, respectively, excluding one time charges, for the nine-month period ended September 30, 1998.

Despite the charges taken during 1998, the company's book value increased $2.66 per share during the nine-month period from year end 1997, as originally reported, due to the accretive effects of the acquisitions completed in 1998.

Included in HUBCO's third quarter results is a $14.9 million after-tax charge, which is recorded as a loss on assets held for sale on the consolidated income statement, and a $10.3 million write-down against the allowance for possible loan losses and OREO reserve. These charges relate to the planned disposal of $64 million of non-performing loans and OREO in a bulk sale. Despite progress in the resolution of these non-performing assets, HUBCO believes that disposal is appropriate at this time rather than its standard work-out process given the potential of a slowing economy and a weakening real estate market. This sale is anticipated to be completed in the fourth quarter.

NET INTEREST INCOME

Net interest income for the three-month and nine-month periods ended September 30, 1998 was $64.4 million and $190.8 million compared to $65.0 million and $192.4 million for the same periods in 1997. This represents a decrease of $0.6 million or 1% for the three-month period and a decrease of $1.6 million or 1% for the nine-month period. The net interest margin for the three-month and nine-month periods ended September 30, 1998 was 4.06% and 4.15%, respectively, compared to 4.30% and 4.28%, respectively for the same periods in 1997.

Interest income for the three-month period ended September 30, 1998 increased $2.1 million or 2%, while interest expense increased $2.7 million, or 5%. The increase in interest income was due primarily to a higher average volume of investment securities. The higher level of interest expense resulted mainly from a higher average volume of borrowings.

Interest income for the nine-month period ended September 30, 1998 increased $0.2 million and interest expense increased $1.8 million. On a percentage basis both increases were less than 1%. The higher levels of interest income and expense were due primarily to the same factors that impacted the third quarter results.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses for the three-month and nine-month periods ended September 30, 1998 was $2.8 million and $11.9 million, respectively, compared to $3.0 million and $8.0 million, respectively, for the same periods in 1997. The Company performs an evaluation of the adequacy of the allowance for possible loan losses each quarter. The results of this analysis and the projection of potential credit losses and economic conditions are some of the factors which determine the required quarterly provision. Management believes that the allowance for possible loan losses at September 30, 1998 of $53.5 million, or 1.56% of total loans and 164% of non-performing assets , including those held for sale, is adequate. Comparative ratios for September 30, 1997 and December 31, 1997 are 1.81% and 75% and 1.83% and 84%, respectively.

At September 30, 1998, $24.4 million of non-accrual loans and $6.6 million of other real estate owned were classified on the balance sheet as "Assets held for sale." The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:

                             ASSET QUALITY SCHEDULE
                                 (In Thousands)

                                                       9/30/98      12/31/97
                                                       ------       --------
Non-Accrual Loans:
   Commercial                                            3,180      $12,361
   Real Estate                                           9,267       36,961
   Consumer                                              1,986        1,616
                                                       -------      -------
      Total Non-Accrual Loans                           24,433       50,938
                                                       -------      -------
Renegotiated Loans                                       1,637       16,162
                                                       -------      -------
      Total Nonperforming Loans                         26,070       67,100
Other Real Estate Owned                                  6,603       11,483
                                                       -------      -------
      Total Nonperforming Assets                       $32,673      $78,583
                                                       =======      =======
Non-Accrual Loans  to Total Loans                         0.71%        1.41%
Non-Performing Assets to Total Assets                     0.49%        1.19%
Allowance for Loan Losses to Non-Accrual Loans             219%         129%
Allowance for Loan Losses to Non-Performing Loans          205%          98%
Loans Past Due 90 Days or More and Accruing
      Commercial                                       $ 3,083      $ 2,996
      Real estate                                       10,255        8,802
      Consumer                                           2,249        1,895
      Credit card                                        3,460        2,749
                                                       -------      -------
         Total Past Due Loans                          $19,407      $16,442
                                                       =======      =======

The following table presents the activity in the allowance for possible loan losses for the periods indicated:

                                            Summary of Activity in the Allowance
                                                Broken Down by Loan Category
                                            ------------------------------------
                                             Nine Months Ended    Year Ended
                                                 9/30/98           12/31/97
                                             -----------------------------------
                                                    (Dollars in thousands)
Amount of Loans Outstanding at Period End        $ 3,437,183     $ 3,600,061
                                                 ===========     ===========
Daily Average Amount of Loans Outstanding        $ 3,559,241     $ 3,579,797
                                                 ===========     ===========
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year                     $    65,858     $    61,995
Loans charged off:
     Real estate mortgages                            (8,013)         (6,542)
     Commercial                                       (1,995)         (4,508)
     Consumer                                        (11,330)         (6,120)
     Other loans                                        --              (384)
                                                 -----------     -----------
          Total loans charged off                    (21,338)        (17,554)
                                                 -----------     -----------
Recoveries:
     Real estate mortgages                               566           1,407
     Commercial                                          630           2,896
     Consumer                                          3,492           1,498
     Other recoveries                                   --                41
                                                 -----------     -----------
          Total recoveries                             4,688           5,842
                                                 -----------     -----------


Net loans charged off                                (16,650)        (11,712)
Allowance of acquired companies                        1,950           2,800
Provision for loan losses                             11,890          12,775
Write-down of assets held for sale                    (9,521)            --
                                                 -----------     -----------
Balance at end of period                         $    53,527     $    65,858
                                                 ===========     ===========
Ratio of Annualized Net Loans Charged Off
   During  Period to Average Loans Outstanding          0.62%           0.33%
                                                 ===========     ===========

Non-interest income, excluding the charge related to the bulk sale and security gains, increased 15% or $1.7 million from $11.8 million for the third quarter of 1997 to $13.5 million for the same period in 1998, and increased 20% or $6.5 million from $32.8 million for the nine months ended September 30, 1997 to $39.3 million for the same period in 1998. The positive variance for the nine-month period resulted from higher Shoppers Charge income, non deposit account fees, and gains on the sale of loans.

Non-interest expense for the third quarter of 1998 was $78.4 million, $39.9 million excluding merger related and restructuring charges, compared to $44.1 million for the same period in 1997. For the nine months ended September 30, 1998, non-interest expense was $192.4 million, $126.0 million excluding merger related and restructuring charges, compared to $131.8 million for the same period in 1997. The merger related and restructuring charges included printing, legal, accounting, mailing, conversion costs, consulting fees and other similar expenses. Efficiencies were realized for the three and nine-month periods ended September 30, 1998 compared to the same periods in 1997 in salaries, benefits, and servicing fees, due to the consolidation of operational support functions of the acquired institutions. Increases for the 1998 periods ended September 30, 1998 compared to the same periods in 1997 occurred in occupancy expense and for the amortization of intangibles resulting from the acquisition of Security National Bank and the First Union branches. The third quarter decrease is especially meaningful considering there are 28 new branches that were acquired under the purchase method of accounting this year.

The Company's effective tax rate for the three-month and nine- month periods ended September 30, 1998 was a 24% credit and 111%, respectively, due to non-deductible charges and goodwill amortization, and 36% and 37% , respectively, excluding the effect of the charges . This compares with an effective tax rate for the comparable periods in 1997 of 40%.

FINANCIAL CONDITION

Total assets at September 30, 1998, were $6.7 billion, an increase of $71 million or 1% from $6.6 billion of assets at December 31, 1997, as restated for all poolings through September 30, 1998. The investment securities portfolio increased to $2.7 billion from $2.3 billion at December 31, 1997 ( a 19% increase) due primarily to leveraging employed to utilize the high capital level acquired through the acquisition of IBS Financial. Total loans decreased $163 million, or 5%, to $3.4 billion at September 30, 1998 due to the sale of all new originations of residential mortgage loans as the loan mix is being changed. Other real estate owned decreased $4.9 million or 43% from $11.5 million at December 31, 1997 to $6.6 million at September 30, 1998, as management continues to focus on asset quality. The September balance was transferred to assets held for sale. Intangibles, net of amortization, increased from $55.6 million at December 31, 1997 to $81.9 million at September 30, 1998 due to the addition of the goodwill created from the Security National Bank and First Union branch acquisitions.

Deposits held steady during the nine-month period and were $5.2 billion at September 30, 1998. Borrowings increased $140 million from $626 million at December 31, 1997 to $766 million at September 30, 1998 to fund growth in the investment portfolio. Total stockholders' equity at September 30, 1998 was $452 million compared to $507 million at December 31, 1997. The change in stockholders' equity is primarily attributable to the purchase of $57 million of treasury shares.

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

The Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at September 30, 1998, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

                                            Ratios at         Regulatory
                                        September 30, 1998    Guidelines
                                        ------------------    ----------
    Tier I Risk-Based Capital                 12.35%            6.0%
    Total Risk-Based Capital                  16.32%           10.0%
    Tier 1 Leverage Ratio                      6.76%            4.0%

PART II.  OTHER INFORMATION

Items 1 through 3 are not applicable or the responses are negative

Item 4(a)-(d) See Part II. Other Information in HUBCO's Form 10-Q filed May 15,1998

Item 5: not applicable

Item 6: Exhibits and Reports on Form 8-K

(a)     Exhibits

     (3) (a) The revised Certificate of Incorporation of HUBCO, Inc. filed January 31, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit (3))..

     (3) (b)The By-Laws of HUBCO, Inc. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit (3b).

(b)     Reports on Form 8-K

     (1) On August 27, HUBCO filed a Form 8K Item 5 (date of earliest event August 14, 1998) announcing the completion of its peviously announced acquisitions of IBS Financial, Community Financial Holding Corporation, and Dime Financial Corporation.

     (2)  On September 30, HUBCO filed a Form 8K Item 5 (date of earliest event
          - August 14, 1998), containing supplemental consolidated financial statements of HUBCO as of and for the three years ended December 31, 1997 to reflect the mergers and the acquisition of IBS Financial, Community Financial Holding Corporation, and Dime Financial Corporation.

     (3) On October 22, HUBCO filed a Form 8K Item 5 (date of earliest event October 15, 1998) containing HUBCO's press release reporting financial results for the third quarter of 1998.

     (4) On November 6, HUBCO filed a Form 8K Item 5 (date of earliest event August 14, 1998) containing consolidated financial statements of HUBCO restating HUBCO's historical consolidated financial statements as of and for the three years ended December 31, 1997 to reflect the mergers and the acquisition of IBS Financial, Community Financial Holding Corporation, and Dime Financial Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       HUBCO, Inc.




November 16, 1998                /s/ - KENNETH T. NEILSON
----------------------------     -----------------------------------------------
Date                             Kenneth T. Neilson
                                 Chairman, President & Chief Executive Officer




November 16, 1998                /s/ - JOSEPH F. HURLEY
----------------------------     -----------------------------------------------
Date                             Joseph F. Hurley
                                 Executive Vice President &
                                 Chief Financial Officer