Form 10-K
period 1998-12-31
HUBCO INC
filed 1999-03-16
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM l0-K

                                   ----------

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended December 31, 1998

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _____________ to _____________

                         Commission file number 0-l0699

                                   HUBCO, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its Charter)

                 New Jersey                         22-2405746
     ------------------------------       ----------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     Incorporation or organization)

                    1000 MacArthur Blvd.
                     Mahwah, New Jersey                 07430
          --------------------------------------       --------
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
               (Title of Class)                 (Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES |x|   NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 11, 1999 was $1,344,064,439.

The number of shares of Registrant's Common Stock, no par value, outstanding as of March 11, 1999 was 39,677,179.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                Part(s) into
    Documents                                                 Which Incorporated
    ---------                                                 ------------------

Annual Report to Shareholders for the fiscal year ended
December 31, 1998 ("HUBCO's 1998 Annual Report"),                  Part I
pages 12 through 50                                                Part II

The Registrant's Proxy Statement in connection with the
Annual Meeting of Shareholders to be held April 21, 1999
("HUBCO's Proxy Statement for its 1999 Annual Meeting")
under the captions "Election of Directors", "Executive
Compensation", "Stock Ownership of Management and Principal
Shareholders", "Compensation Committee Interlocks and
Insider Participation" and "Certain Transactions with
Management". Notwithstanding the foregoing, the information
contained in HUBCO's Proxy Statement for its 1999 Annual
Meeting pursuant to Items 402(k) and 402 (1) of Regulation
S-K is not incorporated by reference and is not to be deemed
part of this report                                                Part III

With the exception of information specifically incorporated by reference, HUBCO's 1998 Annual Report and HUBCO's Proxy Statement for its 1999 Annual Meeting are not to be deemed part of this report.

                                   HUBCO, INC.

                             Form l0-K Annual Report
                   For The Fiscal Year Ended December 31, 1998

                                     PART I

ITEM 1. BUSINESS

        (a) General Development of Business

HUBCO, Inc. ("HUBCO" or "Registrant" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). HUBCO was organized under the laws of New Jersey in 1982 by Hudson United Bank ("Hudson United") for the purpose of creating a bank holding company for Hudson United. HUBCO directly owns Hudson United, Lafayette American Bank ("Lafayette") and Bank of the Hudson ("BOTH" and together with Hudson United and Lafayette, the "Banks"). HUBCO also directly owns MSB Travel, Inc. HUBCO is also the indirect owner, through the Banks, of thirteen investment subsidiaries. In addition, HUBCO, through Hudson United, holds a 50% interest in a data processing and imaged check processing company. Each of HUBCO's direct and indirect subsidiaries is described in Item 1.

        Recent Growth of HUBCO and Subsidiaries

The Company's acquisition philosophy is to seek in-market or contiguous market opportunities which can be accomplished with little or no dilution to earnings. From October 1990 through December 1998, the Company has acquired 25 institutions. During this time the company has grown from total assets of $550 million to $6.8 billion at December 31, 1998 and has expanded its branch network from 15 branches to 165 branches. Over $700 million of these assets and liabilities were acquired through government assisted transactions which allowed the Company to reprice deposits, review loans and purchase only those loans which met its underwriting criteria. The balance of the acquisitions were accomplished in traditional negotiated transactions.

On January 5, 1999, the Company announced the signing of a Purchase and Assumption Agreement to acquire the sole branch of First National Bank of New England. In accordance with the agreement, First National will sell its single branch with approximately $150 million in deposits to Hudson United. On January 26, 1999, the Company and Little Falls Bancorp, Inc. announced the signing of a definitive merger agreement by which the Company will acquire Little Falls Bancorp, Inc., a $341 million asset institution operating six offices in New Jersey, in a combination stock and cash transaction. In addition, in 1999, the Company plans the consolidation of the Banks under a single name.

        Summary of Acquisitions

The following chart summarizes the acquisitions undertaken by the Company since October 1990. The amounts shown as "Purchase Price" represent either cash paid or the market value of securities issued by HUBCO to the shareholders or owners of the acquired entity:

                                                           PURCHASE        DEPOSITS         LOANS
                                            GOVERNMENT      PRICE          ASSUMED        PURCHASED       BRANCHES
INSTITUTION                                  ASSISTED   (IN MILLIONS)   (IN MILLIONS)   (IN MILLIONS)     ACQUIRED
------------------------------------------------------------------------------------------------------------------
Mountain Ridge State Bank                       Yes        $  0.3           $ 47            $ 12              1
Meadowlands National Bank                       No            0.4             36              22              3
Center Savings and Loan                         Yes           0.1             90              79              1
Irving Federal Savings and Loan                 Yes           0.1            160              62              5
Broadway Bank and Trust                         Yes           3.4            346              10              8
Pilgrim State Bank                              No            6.0            123              47              6
Polifly Federal Savings and Loan                Yes           6.2            105               1              4
Washington Savings Bank                         No           40.5            238             169              8
Shoppers Charge Accounts                        No           16.3              -              56              -
Jefferson National Bank                         No            9.7             85              42              4
Urban National Bank                             No           38.2            204              90              9
Growth Financial Corp                           No           25.6            110             102              3
CrossLand Federal Savings Branches              No            3.0             60               1              3
Lafayette American Bank & Trust                 No          120.0            647             548             19
Hometown Bancorporation, Inc.                   No           31.6            162              99              2
UST Bank, CT                                    No           13.7             95              70              4
Westport Bancorp, Inc.                          No           67.8            259             183              7
The Bank of Southington                         No           26.7            122              85              2
Security National Bank & Trust                  No           11.0             77              48              4
Poughkeepsie Financial                          No          136.0            611             648             16
MSB Bancorp                                     No          115.0            686             375             16
First Union Branches                            No           32.0            320               1             23
Community Financial                             No           29.6            137              87              8
Dime Financial                                  No          201.0            817             374             11
IBS Financial                                   No          227.0            560             218             10


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

On November 8, 1993, the Company's Board of Directors approved a stock repurchase plan and authorized management to repurchase up to 10% of its outstanding common stock per year. There is no assurance that the Company will purchase the full amount authorized in any year. The acquired shares are to be held in treasury to be used for stock option and other employee benefit plans, preferred stock conversion, stock dividends or in connection with the issuance of common stock in pending or future acquisitions. During 1998, the Company purchased 2.1 million shares at an aggregate cost of $69.9 million. During 1998, these shares were used for payment of stock dividends and the exercise of options.

        Other Subsidiaries

In 1983, HUBCO formed a directly owned subsidiary called HUB Financial Services, Inc., which was, in 1995 a wholly owned data processing subsidiary. On November 6, 1995, HUBCO sold 50% of the stock in HUB Financial Services, Inc. to United National Bank. HUBCO simultaneously made a capital contribution of the remaining 50% to Hudson United Bank. The joint venture is operating pursuant to the provisions of the Bank Service Corporation Act. Simultaneously with the sale of 50% to United National Bank, the name of HUB Financial Services, Inc. was changed to United Financial Services, Inc. ("UFS"). UFS provides data processing and imaged check processing services to both of its owner banks and to Lafayette.

In March, 1997, Hudson United established a directly owned subsidiary called HUB Mortgage Investments, Inc. This wholly owned subsidiary owns approximately $170 million of mortgage loans, $270 million of mortgage-backed securities and operates as a real estate investment trust.

As of December 31, 1998, $159 million of Hudson United's investment portfolio is being managed by a subsidiary company, Hendrick Hudson Corp. of New Jersey. This subsidiary was established in 1987 to operate as an investment company under state law.

In 1998, three additional investment companies were established--NJ Investments of Delaware, Inc., LAB Investment Corp. of Delaware, Inc., and BOTH Investments of Delaware, Inc. As of December 31, 1998, $345.3 million of Hudson United's investment portfolio is being managed by its subsidiary company, NJ Investments of Delaware, Inc., $589.4 million of Lafayette's investment portfolio is being managed by its subsidiary company, LAB Investment Corp of Delaware, Inc., and $154.5 million of BOTH's investment portfolio is being managed by its subsidiary company, BOTH Investments of Delaware, Inc.

In February, 1995 HUBCO established a directly owned subsidiary called HUB Investment Services, Inc. This wholly owned subsidiary provided Brokerage Services through an agreement with BFP Financial Partners, Inc. which is a subsidiary of Legg Mason, Inc. During 1996, HUBCO filed to change the name of the company to HUB Financial Services, Inc. and HUB Financial Services, Inc. obtained a series of insurance licenses and sells insurance products. In August, 1997, HUBCO made a capital contribution of this subsidiary to Hudson United. In February of 1998, the agreement with BFP Financial Partners, Inc. was terminated. The subsidiary continues to sell insurance products.

Hudson United Bank owns one real estate holding company. Lafayette Development Corp. was incorporated by Hudson United Bank and is presently inactive.

Lafayette owns two real estate holding companies. AMBA Realty Corporation was incorporated by Lafayette for the purpose of holding, developing and disposing of properties obtained through foreclosure proceedings. Lafayette also owns LAI Company, which was incorporated for the purpose of investing in the common stock of other Connecticut based financial institutions and is currently inactive.

BOTH owns three real estate holding companies. Plural Realty and POSABK were incorporated by BOTH for the purpose of holding, developing and disposing of properties obtained through foreclosure proceedings. BOTH also owns PSB Building Corp., which holds the leasehold interest to a 100,000 square foot office building located in Poughkeepsie, New York. BOTH owns Hudson Trader Brokerage Services, which offers a full range of investment, trust and insurance products and services.

        Unionization of Hudson United Bank

Hudson United Bank was organized in 1952. Eleven branches are currently unionized. Local 153 of the Office and Professional Employees International Union represents bank's clerical staff in those eleven branches. Effective March 1, 1996 a three-year collective bargaining agreement was negotiated which provided for a modest increase in wages, increased employee contributions towards the cost of providing health care benefits and consolidation of all bargaining unit jobs into one job description. These eleven branches operate as an open shop and approximately 64% of the employees in these branches are members of the union. The collective-bargaining agreement has been extended to March 31, 1999 since negotiations are not concluded.

        Regulatory Matters

The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit the options of its management to deploy assets and maximize income. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on HUBCO cannot be determined at this time. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on HUBCO or its banks. It is intended only to briefly summarize some material provisions.

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

As of December 31, 1998, the Bank's capital ratios exceed the requirements to be considered well capitalized institutions under the FDIC and OTS regulations.

Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with that category. A minimum risk-based capital to risk based assets ratio of 8.00% must be attained. At least one half of an institution's total risk based capital must consist of Tier 1 capital, and the balance may consist of Tier 2, or supplemental, capital. Tier 1 capital consists primarily of common stockholder's equity along with preferred or convertible preferred stock, minus goodwill. Tier 2 capital consists of an institution's allowance for loan and lease losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for loan and lease losses which is considered Tier 2 capital is limited to l.25% of an institution's risk-based assets. As of December 31, 1998, HUBCO's total risk-based capital ratio was 17.0%, consisting of a Tier 1 ratio of 12.9% and a Tier 2 ratio of 4.1%. Both ratios exceed the requirements under these regulations.

In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-to-200 basis points above the 3% minimum. As of December 31, 1998, HUBCO had a leverage capital ratio of 7.1%. HUBCO and its subsidiary banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HUBCO's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, HUBCO and its subsidiary banks must meet specific capital guidelines and the regulatory framework for prompt corrective action, HUBCO and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require each of the banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), of Tier 1 capital (as defined) to average assets (as defined) for Hudson United and Lafayette, and tangible and core capital (as defined) to adjusted total assets (as defined) for BOTH. Management believes, as of December 31, 1998, that HUBCO and its subsidiary banks meet all capital adequacy requirements to which they are subject.

Hudson United and Lafayette are each members of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("Oakar deposits"). BOTH is a member of the SAIF. Also, Hudson United has approximately $151.3 million of deposits at December 31, 1998 with respect to which Hudson United pays SAIF insurance premiums.

For the first three quarters of 1995, both SAIF-member and BIF-member institutions paid deposit insurance premiums based on a schedule from $0.23 to $0.31 per $100 of deposits. In August, 1995, the FDIC, in anticipation of the BIF's imminent achievement of a required 1.25% reserve ratio, reduced the deposit insurance premium rates paid by BIF-insured banks from a range of $0.23 to $0.31 per $100 of deposits to a range of $0.04 to $0.31 per $100 of deposits. The new rate schedule for the BIF was made effective June 1, 1995. On November 14, 1995, the FDIC voted to reduce annual assessments for the semi-annual period beginning January 1, 1996 to the legal minimum of $2,000 for BIF insured institutions, except for institutions that are not well capitalized and are assigned to the higher supervisory risk categories. That rate continues for BIF deposits.

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

The only statutory limitation is that such dividends may not be paid when HUBCO is insolvent. Because funds for the payment of dividends by HUBCO come primarily from the earnings of HUBCO's bank subsidiaries, as a practical matter, restrictions on the ability of Hudson United, Lafayette, and BOTH to pay dividends act as restrictions on the amount of funds available for the payment of dividends by HUBCO.

Certain restrictions exist regarding the ability of Hudson United, Lafayette and BOTH to transfer funds to HUBCO in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. Connecticut state banking regulations allow for the declaration and payment of cash dividends only from the current year's and the two prior years' retained net profits. Office of Thrift Supervision (OTS) regulations, which apply to BOTH, allow for an institution that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, to make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year, or (ii) 75% of its net earnings for the previous four quarters. As of December 31, 1998, $208.0 million was available for distribution to HUBCO from Hudson United, $7.3 million was available for distribution to HUBCO from Lafayette and approximately $8.2 million was available for distribution to HUBCO from BOTH.

HUBCO is also subject to Federal Reserve Bank ("FRB") policies which may, in certain circumstances, to limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment which would reduce a holding company's capital below these minimum amounts.

Under FRB regulations, each of the banks is limited as to the amounts it may loan to its affiliates, including HUBCO. All such loans are required to be collateralized by specific obligations. During 1994, HUBCO obtained a loan from Hudson United Bank for $4.0 million in order to finance the purchase of its administrative facility. The loan has been collateralized by the property.

In conformity with the OTS regulations, a "liquidation account" was established for BOTH and acquired banks at the time of their conversion to the stock form of ownership. In the unlikely event of a complete liquidation of BOTH, holders of savings accounts with qualifying deposits, who continue to maintain their savings accounts, would be entitled to a distribution from the "liquidation account" in an amount equal to their then current adjusted savings account balance before any liquidation distribution could be made with respect to capital stock. The balance in the "liquidation account" was $12.3 million at December 31, 1998, for Bank of the Hudson. This amount may not be utilized for the payment of cash dividends to HUBCO.

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

Interstate Banking Authority

The Riegle-Neale Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") significantly changed interstate banking rules. Pursuant to the Interstate Banking and Branching Act, a bank holding company is able to acquire banks in states other than its home state regardless of applicable state law.

The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches. Under such legislation, each state had the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state. Furthermore, a state may "opt in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank.

New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks which meet certain conditions may branch de novo into a state, regardless of state law.

Cross Guarantee Provisions and Source of Strength Doctrine

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservatory or receiver and "in danger of default" is defined generally as the existence of certain conditions, including a failure to meet minimum capital requirements, indicative that a "default" is likely to occur in the absence of regulatory assistance. These provisions have commonly been referred to as FIRREA's "cross guarantee" provisions. Further, under FIRREA the failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

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

        (c)  Narrative Description of Business

HUBCO exists primarily to hold the stock of its subsidiaries. During most of 1998, HUBCO had four directly-owned subsidiaries--Hudson United, Lafayette, BOTH and MSB Travel, Inc. In addition, HUBCO, through Hudson United, indirectly owns five additional subsidiaries, and HUBCO, through Lafayette, indirectly owns three additional subsidiaries and HUBCO, through BOTH, indirectly owns five additional subsidiaries. The historical growth of, and regulations affecting, each of HUBCO's direct and indirect subsidiaries is described in Item 1(a) above, which is incorporated herein by reference.

HUBCO is a legal entity separate from its subsidiaries. The stock of its Banks is HUBCO's principal asset. Dividends from Hudson United, Lafayette, and BOTH are the primary source of income for HUBCO. As explained above in Item 1(a), legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Banks to HUBCO.

Hudson United Bank currently maintains its executive offices in Mahwah, New Jersey. As of December 31, 1998. Hudson had 88 branch offices in New Jersey, Lafayette had 43 branch offices in Connecticut, and BOTH had 34 branch offices in New York state. HUBCO owns a 64,350 square foot building in Mahwah, New Jersey which houses the executive offices of HUBCO and United Financial Services, Inc., which services the Banks' data processing and check processing needs and offers its services to other banks in the Connecticut, New York and New Jersey area.

At December 31, 1998, HUBCO, through its subsidiaries had total deposits of $5.05 billion, total loans of $3.39 billion and total assets of $6.78 billion. HUBCO ranked 2nd among commercial banks and bank holding companies headquartered in New Jersey in terms of asset size.

Hudson United and Lafayette are full service commercial banks and offer the services generally performed by commercial banks of similar size and character, including imaged checking, savings, and time deposit accounts, 24-hour telephone banking, trust services, cash management services, safe deposit boxes, insurance, stock, bond, and mutual fund sales, secured and unsecured personal and commercial loans, residential and commercial real estate loans, and international services including import and export assistance, foreign currency purchases and letters of credit. BOTH is a savings bank and offers the services generally performed by savings banks of similar size and character. The Banks' deposit accounts are competitive in the current environment and include money market accounts and a variety of interest-bearing transaction accounts. In the lending area, the Bank primarily engages in consumer lending, commercial lending, real estate lending, and third party credit card programs.

Hudson United and Lafayette offer a variety of trust services. At December 31, 1998, Hudson's Trust Department had approximately $309.2 million of assets under management or in its custodial control and Lafayette's Trust Department had approximately $250.8 million of assets under management or in its custodial control.

There are numerous commercial banks headquartered in New Jersey, Connecticut and New York, which compete in the market areas serviced by HUBCO. In addition, large out-of-state banks compete for the business of residents and businesses located in HUBCO's primary market. A number of other depository institutions compete for the business of individuals and commercial enterprises including savings banks, savings and loan associations, brokerage houses, financial subsidiaries of other industries and credit unions. Other financial institutions, such as mutual funds, consumer finance companies, factoring companies, and insurance companies, also compete with HUBCO for both loans and deposits. Competition for depositors' funds, for creditworthy loan customers and for trust business is intense.

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

Hudson United, Lafayette, and BOTH each has focused on becoming an integral part of the community it serves. Officers and employees are given incentives to meet the needs of their customers and to meet the needs of the local communities served.

HUBCO and its subsidiaries had 1,455 full-time employees and 547 part-time employees as of December 31, 1998.

        (d) Financial Information about foreign and domestic operations and export sales.

                 Not Applicable

        (e) Executive Officers of the Registrant.

The following table sets forth certain information as to each executive officer of HUBCO who is not a director.


Name, Age and
Position with                         Officer of        Principal Occupation
   HUBCO                              HUBCO Since       During Past Five Years
------------------------------------------------------------------------------------------------------------
A. Roger Bosma, 56                      1997            Executive Vice President, Retail Lending

Joseph F. Hurley, 48                    1997            Executive Vice President and
                                                        Chief Financial Officer

John F. McIlwain, 60                    1991            Executive Vice President and
                                                        Chief Credit Officer


Thomas R. Nelson, 54                    1994            Executive Vice President;
                                                        President of Shoppers Charge Accounts Co.

D. Lynn Van Borkulo-Nuzzo, 49           1988            Executive Vice President and
                                                        Corporate Secretary

Thomas J. Shara, 41                     1994            Executive Vice President and
                                                        Senior Loan Officer

Susan M. Staudmyer, 41                  1998            Executive Vice President, Retail Banking

Margaret Warianka, 44                   1986            Executive Vice President, Chief Operations Officer


        (f) Statistical Disclosure Required Pursuant to
            Securities Exchange Act, Industry Guide 3

The statistical disclosures for a bank holding company required pursuant to Industry Guide 3 are contained on the following pages of this Report on Form 10-K (Item I disclosures are contained on page 11 of HUBCO's 1998 Annual Report):

                                                                     PAGES(S) OF
        ITEM OF GUIDE 3                                              THIS REPORT
        ---------------                                              -----------

 II.  Investment Portfolio............................................     15

III.  Loan Portfolio..................................................  16-18

 IV.  Summary of Loan Loss Experience.................................  19-20

  V.  Deposits........................................................     21

 VI.  Return on Equity and Assets.....................................     22

VII.  Borrowings......................................................  23-24

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM II

                              INVESTMENT PORTFOLIO

                   Book Value at End of Each Reporting Period

                                                      December 31
                                          ----------------------------------
                                          1998           1997           1996
                                          ----           ----           ----
                                                    (In Thousands)
U.S. Treasury and Other U.S.
  Government Agencies and
  Corporations                         $2,775,893     $2,159,775     $2,266,307
State and Political Subdivisions           26,831         21,633         21,108
Other Debt Securities                       4,048         42,148         26,920
Equity Securities                          88,824         40,581         32,894
                                       ----------------------------------------
    TOTAL                              $2,895,596     $2,264,137     $2,347,229
                                       ========================================



                     Maturities and Weighted Average Yield at End of Latest Reporting Period

                                                                   Maturing
                               ------------------------------------------------------------------------------------
                                                         After One But        After Five But
                                 Within One Year       Within Five Years     Within Ten Years      After Ten Years
                               ------------------     -------------------    ----------------     -----------------
                               Amount      Yield       Amount       Yield     Amount    Yield      Amount     Yield
                               ------      -----       ------       -----     ------    -----      ------     -----
U.S. Treasury and other
  U.S. Government Agencies
  and Corporations          $  896,064     6.16%     $1,123,858     6.18%    $513,631    6.40%    $242,340    6.29%

States and Political
  Subdivisions                  17,738     5.20           6,653     5.86        2,195    6.50          245     6.95

Other Debt Securities            3,210     5.00             838     7.31           --      --           --       --

Equity Securities               88,824     5.40              --                    --      --           --
                            ----------               ----------              --------             --------
      TOTAL                 $1,005,836     6.07%     $1,131,349     6.18%    $515,826    6.40%    $242,585     6.29%
                            ==========               ==========              ========             ========


Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.


                                                     HUBCO, Inc. and Subsidiaries

                                                       S.E.C. GUIDE 3 - ITEM III

                                                            LOAN PORTFOLIO

                                            Types of Loans At End of Each Reporting Period

                                                              December 31
                              ---------------------------------------------------------------------------
                                  1998               1997           1996          1995            1994
                              ----------         ----------     ----------     ----------      ----------
Commercial, Financial,
  and Agricultural            $  590,336         $  542,005     $  541,332     $  530,486      $  498,468

Real Estate -
  Construction                    78,585             98,925         87,152         65,169          48,319

Real Estate -
  Mortgage                     2,495,542          2,735,744      2,766,277      2,470,883       2,303,635

Installment                      222,347            223,387        214,182        188,334         183,744
                              ---------------------------------------------------------------------------
     TOTAL                    $3,386,810         $3,600,061     $3,608,943     $3,254,872      $3,034,166
                              ===========================================================================

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1998. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                   Maturities and Sensitivity to Changes in Interest Rates

                                                        MATURING
                                --------------------------------------------------------------
                                                 After One           After
                                 Within          But Within          Five
                                One Year         Five Years          Years             Total
                                --------         ----------         --------        ----------
Commercial, Financial,
  and Agricultural              $219,250          $149,705          $221,381        $  590,336

Real Estate Construction          45,172            29,029             4,384            78,585

Real Estate - Mortgage            57,447           179,671           425,880           662,998
                                --------------------------------------------------------------
     TOTAL                      $321,869          $358,405          $651,645        $1,331,919
                                ==============================================================



                                                      SENSITIVITY
                                             ----------------------------
                                              Fixed              Variable
                                              Rate                 Rate
                                             --------            --------

Due After One But Within Five Years          $199,413            $158,992

Due After Five Years                          222,411             429,234
                                             ----------------------------
     TOTAL                                   $421,824            $588,226
                                             ============================

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO

                   Nonaccrual, Past Due and Restructured Loans

                                                               December 31,
                                     ----------------------------------------------------------------
                                       1998          1997          1996          1995          1994
                                     -------       -------       -------        -------       -------
                                                             (In Thousands)
 Loans accounted for on
  a nonaccrual basis                 $17,629       $50,938       $55,490        $43,177       $63,230

Loans contractually past
  due 90 days or more as
  to interest or principal
  payments                            13,483        16,442        15,885          8,560         7,174

Loans whose terms have been
  renegotiated to provide a
  reduction or deferral of
  interest or principal because
  of a deterioration in the
  financial position of
  the borrower                         3,269        16,162        12,278          1,908        37,742


At the end of the reporting period, there were no loans not disclosed in the above table where known information about possible credit problems of borrowers causes management of the Company to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the above table in the future. Included in the above table are loans in the balance sheet category "Assets held for sale."

At December 31, 1998 and 1997, there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. of Guide 3.

Recognition of interest on the accrual method is discontinued based on contractual delinquency and when timely payment is not expected. A nonaccrual loan is not returned to an accrual status until interest is received on a current basis and other factors indicate collection ability is no longer doubtful.

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE

The following is a summary of the activity in the allowance for possible loan losses, broken down by loan category:

                                                                            Year Ended December 31
                                                   ---------------------------------------------------------------------
                                                      1998          1997           1996           1995           1994
                                                   ----------    ----------     ----------     ----------     ----------
Amount of Loans Outstanding at End of Year         $3,386,810    $3,600,061     $3,608,943     $3,254,872     $3,074,157
                                                   =====================================================================

Daily Average Amount of Loans                      $3,521,561    $3,579,797     $3,374,580     $3,145,558     $2,849,476
                                                   ======================================================================
Balance of Allowance for Possible
  Loan Losses at Beginning of Year                 $   65,858    $   61,995       $ 56,063       $ 62,358       $ 72,530
Loans Charged Off:
  Commercial, Financial and Agricultural               (2,498)       (4,508)        (7,084)       (15,738)       (10,327)
  Real Estate - Construction                               --            --             --           (75)           (474)
  Real Estate - Mortgage                               (8,050)       (6,542)        (9,210)       (13,183)       (23,568)
  Installment                                         (11,457)       (6,120)        (3,699)        (2,013)        (1,249)
  Write down of assets held for sale                   (9,521)           --             --             --             --
  Other Loans                                              --          (384)          (485)           (73)          (118)
                                                   ---------------------------------------------------------------------
Total Loans Charged Off                               (31,526)      (17,554)       (20,478)       (31,082)       (35,736)
                                                   ----------------------------------------------------------------------
Recoveries of Loans Previously Charged Off:
  Commercial, Financial and Agricultural                  669         2,896          1,749          1,486          2,376
  Real Estate-Construction                                 --            --             --             40             17
  Real Estate-Mortgage                                    651         1,407          1,528          2,201            951
  Installment                                           1,523         1,498          1,316            877            911
  Other Loans                                              --            41           19               22             48
                                                   ----------------------------------------------------------------------
Total Recoveries                                        2,843         5,842          4,612          4,626          4,303
                                                   ----------------------------------------------------------------------
Net Loans Charged Off                                 (28,683)      (11,712)       (15,866)       (26,456)       (31,433)
                                                   ----------------------------------------------------------------------
Provision Charged to Expense                           14,374        12,775         17,140         20,072         15,109
Additions Acquired Through Acquisitions                 1,950         2,800          4,658             --          4,717
Other                                                      --            --             --             89          1,435
                                                   ----------------------------------------------------------------------
Balance at End of Year                             $   53,499    $   65,858     $   61,995        $56,063        $62,358
                                                   ======================================================================

Ratios
  Net Loans Charged Off to
   Average Loans Outstanding                              .81%          .33%           .47%           .84%          1.10%
Allowance for Possible Loan
   Losses to Average Loans
   Outstanding                                           1.52%         1.84%          1.84%          1.78%          2.19%


Management formally reviews the loan portfolio and evaluates credit risk on at least a quarterly basis throughout the year. Such review takes into consideration the financial condition of the borrowers, fair market value of collateral, level of delinquencies, historical loss experience by loan category, industry trends, and the impact of local and national economics conditions.

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE

                  ALLOWANCE FOR POSSIBLE LOAN LOSSES ALLOCATION

                                      December 31, 1998           December 31, 1997          December 31, 1996`
                                  ------------------------     ------------------------    ------------------------
                                               % of Loans                   % of Loans                  % of Loans
                                                 In Each                      In Each                     In Each
                                               Category to       Amount     Category to                 Category to
                                    Amount     Total Loans                  Total Loans      Amount     Total Loans
                                  ------------------------    -------------------------    ------------------------
Balance at end of period
 applicable to domestic loans:

 Commercial
   Financial and
   Agricultural                   $ 11,203        17.1%       $ 17,469        15.1%        $ 17,293        15.0%

 Real Estate -
   Construction                      1,491         2.3             482         2.7              212         2.4

 Real Estate -
   Mortgage                         20,271        67.2          26,749        76.0           26,424        76.7

 Installment                        11,985        13.4           5,177         6.2            4,661         5.9
   Unallocated                       8,549                      15,981                       13,405
                                  ========       =====        ========       =====         ========       =====

 TOTAL                            $ 53,499       100.0%       $ 65,858       100.0%        $ 61,995       100.0%
                                  ========       =====        ========       =====         ========       =====


                                     December 31, 1995          December 31, 1994
                                  ------------------------    -----------------------
                                               % of Loans                  % of Loans
                                                 In Each                     In Each
                                               Category to                 Category to
                                    Amount     Total Loans      Amount     Total Loans
                                  ------------------------    ------------------------
Balance at end of period
 applicable to domestic loans:

 Commercial
   Financial and
   Agricultural                    $ 19,303        16.3%       $ 32,993        16.4%

 Real Estate -
   Construction                         338         2.0             588         1.6

 Real Estate -
   Mortgage                          24,930        75.9          19,588        75.9

 Installment                          3,910         5.8           3,962         6.1
   Unallocated                        7,582                       5,227
                                   ========       =====        ========       =====

 TOTAL                             $ 56,063       100.0%       $ 62,358       100.0%
                                   ========       =====        ========       =====


The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the date indicated.

                          HUBCO, Inc. and Subsidiaries

                             S.E.C. GUIDE 3 - ITEM V

                                    DEPOSITS

The following table sets forth average deposits and average rates for each of the years indicated.

                                                                      Year Ended December 31,
                                        ------------------------------------------------------------------------------------------
                                                  1998                             1997                             1996
                                        -----------------------          -----------------------           -----------------------
                                          Amount         Rate              Amount          Rate              Amount         Rate
                                        ----------       ----            ----------        ----            ----------       ----
                                                                              (In Thousands)
Domestic Bank Offices:

Non-interest-bearing demand
  deposits                               $ 842,575                        $ 749,504                         $ 669,882

Interest-bearing
  demand deposits                          968,639       1.90%              904,941        2.82%            1,017,217       2.23%

Savings deposits                         1,101,414       2.10%            1,217,070        2.26%            1,078,993       2.74%

Time deposits                            2,311,490       5.17%            2,352,867        5.21%            2,308,057       5.25%
                                        ----------       ----            ----------        ----            ----------       ----
         TOTAL                          $5,224,118                       $5,224,382                        $5,074,149
                                        ==========                       ==========                        ==========



Maturities of certificates of deposit and other time deposits of $100,000 or more issued by domestic offices, outstanding at December 31, 1998 are summarized as follows:

                               Time Certificates   Other Time
                                  of Deposit        Deposits           Total
                                  ----------        --------           -----
                                                (In Thousands)

3 months or less                   $144,448          $ --            $144,448
Over 3 through 6 months              63,228            --              63,228
Over 6 through 12 month              60,173                            60,173
Over 12 months                       47,744                            47,744
                                   --------          -----           --------
TOTAL                              $315,593          $  --           $315,593
                                   ========          =====           ========

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM VI

                           RETURN ON EQUITY AND ASSETS

                                            Year Ended December 31,
                                        -----------------------------
                                         1998        1997        1996
                                        -----------------------------

Return on Average Assets                  0.35%      1.08%       0.60%

Return on Average Equity                  4.75       13.56       6.93

Common Dividend Payout Ratio            157.14       45.63      78.05

Average Stockholders' Equity to
 Average Assets Ratio                     7.34        7.99       8.68

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM VII

                                   BORROWINGS

The following table shows the distribution of the Company's borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years. The term for each type of borrowing disclosed is one day.

                                     Federal Funds
                                     Purchased and
                                     Securities Sold
                                     Under Agreement          Other
                                     to Repurchase          Borrowings
                                     ---------------------------------
                                                 (In Thousands)

At Year end December 31:
       1998                            $ 382,523            $ 439,070
       1997                              366,902              259,503
       1996                              191,586              277,378

Weighted average interest
  rate at year end
    December 31:
       1998                                 4.90%                5.34%
       1997                                 5.64                 5.91
       1996                                 5.27                 5.98

Maximum amount outstanding
  at any month's end:
       1998                            $ 404,476            $ 546,048
       1997                              398,497              355,206
       1996                              231,406              296,912

Average amount outstanding
  during the year:
       1998                            $ 362,704            $ 318,266
       1997                              197,707              292,049
       1996                              166,732              250,077

                                     Federal Funds
                                     Purchased and
                                     Securities Sold
                                     Under Agreement          Other
                                     to Repurchase          Borrowings
                                     ---------------------------------
                                                (In Thousands)

Weighted average interest
  rate during the year:
       1998                              5.35%                 5.98%
       1997                              5.28                  6.08
       1996                              5.08                  5.87

ITEM 2. PROPERTIES

The corporate headquarters of HUBCO is located in a three story facility in Mahwah, New Jersey. The building is approximately 64,350 square feet and houses the executive offices of the Company and its subsidiaries. The main office of Hudson United is located in a leased facility in Union City, New Jersey. Hudson United occupies 88 branch offices, of which 49 are owned and 39 are leased. Lafayette's main office is located in a leased facility in Bridgeport, Connecticut. Lafayette occupies 43 branch offices, of which 15 are owned and 28 are leased. The main office of BOTH is located in an owned facility in Poughkeepsie, New York. BOTH occupies 34 branch offices of which 15 are owned and 19 are leased.

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

No matters were submitted to a vote of Shareholders of HUBCO during the fourth quarter of 1998.

                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

As of December 31, 1998, HUBCO had approximately 7,963 common shareholders of record.

HUBCO's common stock is listed on the Nasdaq National Market. The following represents the high and low closing sale prices from each quarter during the last two years. The numbers have been restated to reflect all stock dividends.

                                          1998
                                ------------------------
                                 High               Low
                                ------            ------
      1st Quarter               $37.86            $32.28
      2nd Quarter                37.62             31.25
      3rd Quarter                35.00             25.38
      4th Quarter                30.13             21.63

                                          1997
                                ------------------------
                                 High               Low
                                ------            ------
      1st Quarter               $25.03            $21.44
      2nd Quarter                27.57             20.86
      3rd Quarter                31.11             26.16
      4th Quarter                37.99             30.05

The following table shows the per share quarterly cash dividends paid upon the common stock over the last two years, restated to give retroactive effect to stock dividends.

                 1998                                    1997
      ---------------------------            --------------------------
      March 1              $0.194            March 1             $0.179
      June 1                0.194            June 1               0.179
      September 1           0.243            September 1          0.179
      December 1            0.250            December 1           0.194

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

                                          1998            1997            1996             1995             1994
                                       ----------      ----------      ----------       ----------       ----------
Net Interest Income                    $  254,194      $  254,935      $  241,948       $  233,296       $  204,425

Provision for Possible
 Loan Losses                              14,374           12,775          17,140           20,072           15,109

Net Income                                23,151           69,827          36,896           48,327           37,569

Per Share Data(1)
Earnings (Loss) Per Share:
   Basic                                    0.57             1.67            0.85             1.14             1.15
   Diluted                                  0.56             1.60            0.82             1.10             1.06
Cash Dividends - Common                     0.88             0.73            0.64             0.55             0.33

Balance Sheet Totals
  (at or for the year
  ended December 31,):
Total Assets                           6,778,661        6,606,140       6,498,856        5,642,977        5,400,971
  Long Term Debt                         200,000          150,000         100,000           25,000           25,000
  Average Equity                         487,269          514,779         532,620          493,566          349,691
  Average Assets                       6,640,615        6,444,210       6,137,434        5,472,407        5,203,884


(1) Per share data is adjusted retroactively to reflect a 3 for 2 stock split payable January 14, 1995 to record holders of HUBCO Common Stock on January 3, 1995, a 3% stock dividend paid November 15, 1996 to stockholders of record on November 4, 1996, a 3% stock dividend paid December 1, 1997 to stockholders of record on November 13, 1997, and a 3% stock dividend paid September 1, 1998 to stockholders of record on August 14, 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

HUBCO's 1998 Annual Report contains on pages 12 through 26 the information required by Item 7 and that information is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HUBCO's 1998 Annual Report contains on pages 23 through 25 the information required by Item 7a and that information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HUBCO's 1998 Annual Report contains on pages 27 through 50 the information required by Item 8 and that information is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

HUBCO's Proxy Statement for its 1999 Annual Meeting under the caption "Election of Directors", contains the information required by Item 10 with respect to directors of HUBCO and certain information with respect to executive officers and that information is to be incorporated herein by reference. Certain additional information regarding executive officers of HUBCO, who are not also directors, appears under subsection (e) of Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

HUBCO's Proxy Statement for its 1999 Annual Meeting contains, under the caption "Executive Compensation", and under the caption "Compensation Committee Interlocks and Insider Participation", the information required by Item 11 and that information is to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

HUBCO's Proxy Statement for its 1999 Annual Meeting contains, under the caption "Stock Ownership of Management and Principal Shareholders", the information required by Item 12 and that information is to be incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HUBCO's Proxy Statement for its 1999 Annual Meeting under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management", contains the information required by Item 13 and that information is to be incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) & (2)  List of Financial Statements and Financial
               Statement Schedules

                   The below listed consolidated financial statements and report of independent public accountants of HUBCO, Inc. and subsidiaries, included in HUBCO's 1998 Annual Report are incorporated by reference in Item 8:

                   Report of Independent Public Accountants

                   Consolidated Balance Sheets at
                            December 31, 1998 and 1997

                   Consolidated Statements of Income and Comprehensive Income
                            for the Years Ended December 31, 1998, 1997 and 1996

                   Consolidated Statements of Changes in Stockholders'
                            Equity for the Years Ended December 31, 1998, 1997 and 1996

                   Consolidated Statements of Cash Flows for the Years
                            Ended December 31, 1998, 1997 and 1996

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

         (4d) Indenture dated as of June 19, 1999 between HUBCO, Inc. and The Bank of New York as Trustee for $50,000,000 7.65% Junior Subordinated Debentures due 2028. (Incorporated by reference from the Company's Current Report on Form 8-K dated June 26, 1999.)

         (10a) Agreement and Plan of Merger dated as of January 26, 1999, among HUBCO, Inc., Hudson United Bank, Little Falls Bancorp, Inc. and Little Falls Bank. (Incorporated by reference from the Company's Current Report of Form 8-K dated January 28, 1999.)

         (10b) Stock Option Agreement dated as of January 26, 1999, among HUBCO, Inc., and Little Falls Bancorp, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated January 28, 1999.)

         (10c) Agreement and Plan of Merger dated as of March 31, 1998, among HUBCO, Inc., IBS Financial Corporation, and Inter-Boro Savings and Loan Association. (Incorporated by reference from the Company's Current Report on Form 8-K dated March 31, 1998.)

         (10d) Stock Option Agreement dated as of March 31, 1998, among HUBCO, Inc., and IBS Financial Corporation. (Incorporated by reference from the Company's Current Report on Form 8-K dated March 31, 1998.)

         (10e) Agreement and Plan of Merger dated as of March 31, 1998, among HUBCO, Inc., Dime Financial Corp., and Dime Savings Bank of Wallingford. (Incorporated by reference from the Company's Current Report on Form 8-K dated March 31, 1998.)

         (10f) Stock Option Agreement dated as of March 31, 1998, among HUBCO, Inc., and Dime Financial Corp. (Incorporated by reference from the Company's Current Report on Form 8-K dated March 31, 1998.)

         (10g) Change in Control, Severance and Employment Agreement with Thomas R. Nelson dated March 30, 1998.

         (10h) Agreement and Plan of Merger dated March 3, 1998, among HUBCO, Inc., Community Financial Holding Corporation, and Community National Bank of New Jersey. (Incorporated by reference from the Company's Current Report on Form 8-K dated April 2, 1998.)

         (10i) Stock Option Agreement dated as of March 3, 1998, among HUBCO, Inc., and Community Financial Holding Corporation. (Incorporated by reference from the Company's Current Report on Form 8-K dated April 2, 1998.)

         (10j) Change in Control, severance and Employment Agreement with A. Roger Bosma dated January 20, 1998.

         (10k) Change in Control, severance and employment Agreement with Joseph F. Hurley dated January 2, 1998.

         (10l) Agreement and Plan of Merger dated as of August 18, 1997, among HUBCO, Inc., Lafayette American Bank and The Bank of Southington. (Incorporated by reference from the Company's Current Report on Form 8-K dated August 21, 1997.)

         (10m) Stock Option Agreement dated as of August 18, 1997, between HUBCO, Inc. and The Bank of Southington. (Incorporated by reference from the Company's Current Report on Form 8-K dated August 21, 1997.)

         (10n) Agreement and Plan of Merger dated as of August 27, 1997, among HUBCO, Inc., FS Acquisition Corporation and Fiduciary Investment Company of New Jersey. (Incorporated by reference from the Company's Current Report on Form 8-K dated September 9, 1997.)

         (10o) Agreement and Plan of Merger dated as of August 27, 1997, among Hudson United Bank and Security National Bank & Trust Company. (Incorporated by reference from the Company's Current Report on Form 8-K dated September 9, 1997.)

         (10p) Stock Option Agreement dated as of August 27, 1997, among HUBCO, Inc., and Security National Bank & Trust Company. (Incorporated by reference from the Company's Current Report on Form 8-K dated September 9, 1997.)

         (10q) Agreement and Plan of Merger dated as of October 23, 1997, among HUBCO, Inc., Poughkeepsie Financial Corp. and Bank of the Hudson (Incorporated by reference from the Company's Current Report on Form 8-K dated October 23, 1997.)

         (10r) Stock Option Agreement dated as of October 23, 1997, among HUBCO, Inc., and Poughkeepsie Financial Corp. (Incorporated by reference from the Company's Current Report on Form 8-K dated October 23, 1997.)

         (10s) Agreement and Plan of Merger dated as of December 15, 1997, among HUBCO, Inc., MSB Bancorp, Inc. and MSB Bank. (Incorporated by reference from the Company's Current Report on Form 8-K dated December 22, 1997.)

         (10t) Stock Option Agreement dated as of December 15, 1997, among HUBCO, Inc., and MSB Bancorp, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated December 22, 1997.)

         (10u) Change in Control, Severance and Employment Agreement with Kenneth T. Neilson dated January 1, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         (10v) Change in Control, Severance and Employment Agreement with D. Lynn Van Borkulo-Nuzzo dated January 1, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         (10w) Change in Control, Severance and Employment Agreement with John F. McIlwain dated January 1, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         (10x) HUBCO Supplemental Employees' Retirement Plan dated January 1, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         (10y) Collective Bargaining Agreement with Local 153 of the Office and Professional Employees International Union, dated March 1, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

         (10z)     HUBCO, Inc. Directors Deferred Compensation
                   Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

         (13) Those portions of HUBCO's 1998 Annual Report which are incorporated by reference into this 10-K.

         (21)      List of Subsidiaries.

         (27)      Financial Data Schedule.

(b)      Reports on Form 8-K

         On January 28, 1999, HUBCO filed a Form 8-K Item 5 (date of earliest event - January 26, 1999), to announce the signing of a definitive agreement with Little Falls Bancorp, Inc., whereby Little Falls Bank, Little Falls Bancorp's banking subsidiary, will be merged with and into Hudson United Bank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HUBCO, INC.

                                                 By: s/ Kenneth T. Neilson
                                                     ------------------------
                                                        Kenneth T. Neilson
                                                        Chairman of the Board

Dated:  March 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                Title                                Date
---------                                -----                                ----

s/ Kenneth T. Neilson                    Chairman of the Board                March 15, 1999
-----------------------------            President, CEO, Director
   Kenneth T. Neilson                    Principal Executive Officer


                                         Director                             March 15, 1999
--------------------------------
   Robert J. Burke

                                         Director                             March 15, 1999
--------------------------------
   Bryant D. Malcolm

s/ Charles F. X. Poggi                   Director                             March 15, 1999
--------------------------------
   Charles F. X. Poggi

s/ SISTER GRACE FRANCES STRAUBER         Director                             March 15, 1999
--------------------------------
   Sister Grace Frances Strauber

                                         Director                             March 15, 1999
--------------------------------
   W. Peter McBride

s/ James E. Schierloh                    Director                             March 15, 1999
--------------------------------
   James E. Schierloh

                                         Director                             March 15, 1999
--------------------------------
   John H. Tatigian, Jr.

                                         Director                             March 15, 1999
--------------------------------
   Donald P. Calcagnini

                                         Director                             March 15, 1999
--------------------------------
   Joan David

s/ Noel De Cordova, Jr.                  Director                             March 15, 1999
--------------------------------
   Noel De Cordova, Jr., Esq.

                                         Director                             March 15, 1999
-----------------------------
   Thomas R. Farley, Esq.

s/ David A. Rosow                        Director                             March 15, 1999
-----------------------------
   David A. Rosow

s/ Joseph F. Hurley                      Executive Vice President             March 15, 1999
------------------------------           and Chief Financial Officer
   Joseph F. Hurley
