Form 10-Q
period 1999-03-31
HUDSON UNITED BANCORP
filed 1999-05-17
CIK 703559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

      (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

      ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission File Number 0-010699



                              HUDSON UNITED BANCORP
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


                                   HUBCO, INC.
              ----------------------------------------------------
              Former name, former address, and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days    Yes  [X]    No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each, of the issuer's classes of common stock, as of the last practicable date: 39,465,711 shares, no par value, outstanding as of May 11, 1999.

================================================================================

                              HUDSON UNITED BANCORP

                                      INDEX

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets
          At March 31, 1999 and December 31, 1998........................  1

          Consolidated Statements of Income
          For the three-months ended
          March 31, 1999 and 1998........................................  2

          Consolidated Statements of Comprehensive Income
          For the three-months ended
          March  31, 1999 and 1998.......................................  3

          Consolidated Statements of Changes in Stockholders' Equity
          For the three-months ended
          March 31, 1999 and for the Year ended December 31, 1998........  4

          Consolidated Statements of Cash Flows
          For the three-months ended
          March  31, 1999 and 1998.......................................  5

          Notes to Consolidated Financial Statements.....................  6-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................  11-15


PART II.  OTHER INFORMATION
---------------------------
Item 4.   Submission of Matters to a Vote of Security Holders ...........  16

Item 6.   Exhibits and Reports on Form 8-K...............................  16-17

          Signatures.....................................................  18


FINANCIAL DATA SCHEDULE..................................................  19
-----------------------


HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                           MARCH 31,         December 31,
(in thousands, except share data)                                                            1999               1998
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ..............................................................    $   242,368        $   217,954
Federal funds sold ...................................................................          8,819             17,697
                                                                                          -----------        -----------
         TOTAL CASH AND CASH EQUIVALENTS .............................................        251,187            235,651
Investment securities available for sale, at market value ............................      2,422,566          2,260,625
Investment securities held to maturity, at cost (market value of $638,772 and
    $638,564 for 1999 and 1998, respectively) ........................................        642,314            634,971
Assets held for sale .................................................................           --               14,147
Loans:
     Residential mortgages ...........................................................      1,508,243          1,601,957
     Commercial real estate mortgages ................................................        678,292            675,366
     Commercial and financial ........................................................        689,517            656,553
     Consumer credit .................................................................        366,645            370,353
     Credit card .....................................................................        181,617             82,581
                                                                                          -----------        -----------
         TOTAL LOANS .................................................................      3,424,314          3,386,810
     Less: Allowance for possible loan losses ........................................        (54,504)           (53,499)
                                                                                          -----------        -----------
         NET LOANS ...................................................................      3,369,810          3,333,311
Premises and equipment, net ..........................................................         84,708             83,525
Other real estate owned ..............................................................            898                103
Intangibles, net of amortization .....................................................         84,937             78,990
Other assets .........................................................................        189,647            137,338
                                                                                          -----------        -----------
         TOTAL ASSETS ................................................................    $ 7,046,067        $ 6,778,661
                                                                                          ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest bearing .............................................................    $   870,506        $   941,253
     Interest bearing ................................................................      4,061,461          4,110,137
                                                                                          -----------        -----------
         TOTAL DEPOSITS ..............................................................      4,931,967          5,051,390
Borrowings ...........................................................................      1,292,644            821,593
Other liabilities ....................................................................        194,287            248,863
                                                                                          -----------        -----------
                                                                                            6,418,898          6,121,846
Subordinated debt ....................................................................        100,000            100,000
Company-obligated mandatorily redeemable preferred series B capital securities of two subsidiary trusts holding solely junior subordinated debentures of
    the Company ......................................................................        100,000            100,000
                                                                                          -----------        -----------
         TOTAL LIABILITIES............................................................      6,618,898          6,321,846
Stockholders' Equity:
  Convertible preferred stock - Series B, no par value; authorized 10,609,000
     shares; 500 shares issued and outstanding in 1998 ...............................           --                   50
  Common stock, no par value; authorized 54,636,350 shares;
     40,633,204 shares issued and 39,573,709 shares outstanding in 1999 and
     40,633,204 shares issued and 40,411,521 shares
     outstanding in 1998 .............................................................         72,246             72,246
  Additional paid-in capital .........................................................        262,855            269,264
  Retained earnings ..................................................................        128,030            113,787
  Treasury stock, at cost, 1,059,495 shares in 1999 and 221,683 shares in 1998 .......        (34,484)            (5,980)
  Employee stock awards and unallocated shares held in ESOP, at cost .................         (2,243)            (2,368)
  Accumulated other comprehensive income .............................................            765              9,816
                                                                                          -----------        -----------
         TOTAL STOCKHOLDERS' EQUITY ..................................................        427,169            456,815
                                                                                          -----------        -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................    $ 7,046,067        $ 6,778,661
                                                                                          ===========        ===========

See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                          For the Three-Months
                                                            Ended March 31,
                                                        ------------------------
(in thousands, except share data)                         1999           1998
--------------------------------------------------------------------------------
INTEREST AND FEE INCOME:

Loans .............................................     $  68,862      $  76,308
Investment securities .............................        41,956         36,506
Other .............................................           324          2,168
                                                        ---------      ---------
       TOTAL INTEREST AND FEE INCOME ..............       111,142        114,982
                                                        ---------      ---------
INTEREST EXPENSE:
Deposits ..........................................        31,984         43,243
Borrowings ........................................        12,443          3,200
Subordinated and other debt .......................         4,168          5,999
                                                        ---------      ---------
       TOTAL INTEREST EXPENSE .....................        48,595         52,442
                                                        ---------      ---------
       NET INTEREST INCOME ........................        62,547         62,540
PROVISION FOR POSSIBLE LOAN LOSSES ................         2,500          6,278
                                                        ---------      ---------
       NET INTEREST INCOME AFTER PROVISION
         FOR POSSIBLE LOAN LOSSES .................        60,047         56,262
                                                        ---------      ---------
NONINTEREST INCOME:
Trust department income ...........................           945            864
Service charges on deposit accounts ...............         5,425          5,238
Securities gains ..................................           914          2,387
Shoppers Charge fees ..............................         3,963          2,271
Other income ......................................         6,232          3,120
                                                        ---------      ---------
       TOTAL NONINTEREST INCOME ...................        17,479         13,880
                                                        ---------      ---------
NONINTEREST EXPENSE:
Salaries ..........................................        13,355         15,461
Pension and other employee benefits ...............         2,769          6,075
Occupancy expense .................................         4,690          4,096
Equipment expense .................................         2,437          2,817
Deposit and other insurance .......................           527            777
Outside services ..................................         7,757          6,782
Amortization of intangibles .......................         3,146          2,421
Other expense .....................................         4,998          5,793
Merger related and restructuring costs ............          --            2,630
                                                        ---------      ---------
       TOTAL NONINTEREST EXPENSE ..................        39,679         46,852
                                                        ---------      ---------
       INCOME BEFORE INCOME TAXES .................        37,847         23,290
PROVISION FOR INCOME TAXES ........................        13,246          8,356
                                                        ---------      ---------
       NET INCOME .................................     $  24,601      $  14,934
                                                        =========      =========
EARNINGS PER SHARE:
Basic .............................................     $    0.62      $    0.36
Diluted ...........................................     $    0.61      $    0.35

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic .............................................        39,983         41,016
Diluted ...........................................        40,596         42,356


See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                         -----------------------
(In thousands)                                             1999          1998
--------------------------------------------------------------------------------
         NET INCOME ................................     $ 24,601      $ 14,934
                                                         ========      ========
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized security gains (losses) arising
  during period ....................................     $ (8,457)     $   (192)
Less: reclassification adjustment for gains
      included in net  income ......................         (594)       (1,432)
                                                         --------      --------
Other comprehensive income (loss) ..................       (9,051)       (1,624)
                                                         ========      ========
         COMPREHENSIVE INCOME ......................     $ 15,550      $ 13,310
                                                         ========      ========


See notes to consolidated financial statements.


HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)


                                             Convertible
                                           Preferred Stock            Common Stock             Additional
                                        --------------------------------------------------      Paid-in-        Retained
(in thousands)                            Shares    Amount        Shares         Amount          Capital        Earnings
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               1,250     $ 125      41,208,974      $ 73,269       $ 292,198       $ 164,612
==========================================================================================================================
Net income ............................       --        --              --            --              --          23,151
Cash dividends - common ...............       --        --              --            --              --         (34,718)
3% Stock dividend .....................       --        --          40,213            72            (709)        (40,797)
Shares issued for:
  Stock options exercised .............       --        --         330,684           588          (8,410)             --
  Warrants exercised ..................       --        --           7,158            13             (97)             --
  Preferred stock conversion ..........     (750)      (75)         16,608            30            (130)             --
Cash in lieu of fractional shares .....       --        --              --            --            (212)             --
Other transactions ....................       --        --           3,750             7              (7)             --
IBS fiscal year adjustment ............       --        --              --            --              --           1,539
Purchase of treasury stock ............       --        --              --            --              --              --
Issuance and retirement of
  treasury stock ......................       --        --        (989,058)       (1,759)        (18,930)             --
Effect of compensation plans ..........       --        --          14,875            26           5,561              --
Other comprehensive income ............       --        --              --            --              --              --
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998 ..........      500        50      40,633,204        72,246         269,264         113,787
--------------------------------------------------------------------------------------------------------------------------
Net income ............................       --        --              --            --              --          24,601
Cash dividends - common ...............       --        --              --            --              --         (10,358)
Shares issued for:
  Stock options exercised .............       --        --              --            --          (5,749)             --
  Warrants exercised ..................       --        --              --            --            (182)             --
  Preferred stock conversion ..........     (500)      (50)             --            --            (478)             --
Purchase of treasury stock ............       --        --              --            --              --              --
Effect of compensation plans ..........       --        --              --            --              --              --
Other comprehensive income ............       --        --              --            --              --              --
--------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999 .............       --     $  --      40,633,204      $ 72,246       $ 262,855       $ 128,030
--------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.




                                                          Employee
                                                            Stock
                                                         Awards and
                                                         Unallocated        Accumulated
                                                         Shares Held           Other
                                         Treasury        in ESOP, at       Comprehensive
                                          Stock             Cost              Income              Total
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1997            $(19,133)         $(9,609)           $ 5,639           $ 507,101
==========================================================================================================
Net income ............................       --               --                 --              23,151
Cash dividends - common ...............       --               --                 --             (34,718)
3% Stock dividend .....................   41,434               --                 --                  --
Shares issued for:
  Stock options exercised .............   18,373               --                 --              10,551
  Warrants exercised ..................      173               --                 --                  89
  Preferred stock conversion ..........      175               --                 --                  --
Cash in lieu of fractional shares .....       --               --                 --                (212)
Other transactions ....................       --               --                 --                  --
IBS fiscal year adjustment ............       --               --                 --               1,539
Purchase of treasury stock ............  (69,880)              --                 --             (69,880)
Issuance and retirement of
  treasury stock ......................   20,689               --                 --                  --
Effect of compensation plans ..........    2,189            7,241                 --              15,017
Other comprehensive income ............       --               --              4,177               4,177
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1998 ..........   (5,980)          (2,368)             9,816             456,815
----------------------------------------------------------------------------------------------------------
Net income ............................       --               --                 --              24,601
Cash dividends -  common ..............       --               --                 --             (10,358)
Shares issued for:
  Stock options exercised .............   11,349               --                 --               5,600
  Warrants exercised ..................      236               --                 --                  54
  Preferred stock conversion ..........      528               --                 --                  --
Purchase of treasury stock ............  (40,617)              --                 --             (40,617)
Effect of compensation plans ..........       --              125                 --                 125
Other comprehensive income (loss)......       --               --             (9,051)             (9,051)
----------------------------------------------------------------------------------------------------------
Balance at March 31, 1999 ............. $(34,484)         $(2,243)           $   765           $ 427,169
----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       --------------------------
(in thousands)                                                            1999             1998
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income .......................................................   $  24,601        $  14,934
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses ...........................       2,500            6,278
      Provision for depreciation and amortization ..................       5,368            4,784
      Amortization of security premiums, net .......................         486              390
      Securities gains .............................................        (914)          (2,387)
      Gain on sale of premises and equipment .......................         (10)             (25)
      Gain on sale of loans ........................................      (2,235)            (143)
      Market adjustment on ESOP ....................................          --              629
      MRP earned ...................................................          --              606
      IBS fiscal year adjustment ...................................          --            1,539
      Net change in assets held for sale ...........................      14,147               --
      Decrease (increase) in other assets ..........................      13,154           (8,716)
      Increase (decrease) in other liabilities .....................      13,145           (3,117)
                                                                       ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................      70,242           14,772
                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities:
    Available for sale .............................................      59,911          138,082
  Proceeds from repayments and maturities of investment securities:
    Available for sale .............................................     293,871          195,233
    Held to maturity ...............................................      46,113           99,813
  Purchase of investment securities:
    Available for sale .............................................    (657,269)        (384,749)
    Held to maturity ...............................................     (53,744)         (64,553)
  Net cash acquired through acquisitions ...........................     141,829           (2,270)
  Net decrease in loans other than purchases and sales .............      34,640           26,158
  Proceeds from sales of loans .....................................      42,904           21,470
  Purchase of loans ................................................    (114,273)              --
  Proceeds from sales of premises and equipment ....................          10               84
  Purchases of premises and equipment ..............................      (3,171)          (1,666)
  (Increase) decrease in other real estate .........................        (795)           1,441
                                                                       ---------        ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ................    (209,974)          29,043
                                                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand deposits, NOW accounts,
    and savings accounts ...........................................    (105,385)         (18,194)
  Net (decrease) increase in certificates of deposit ...............    (165,077)           4,887
  Net increase (decrease) in borrowed funds ........................     471,051         (147,296)
  Reduction of ESOP loan ...........................................          --              473
  Proceeds from issuance of common stock............................       5,654            2,130
  Cash dividends ...................................................     (10,358)          (8,272)
  Acquisition of treasury stock ....................................     (40,617)          (2,303)
                                                                       ---------        ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ................     155,268         (168,575)
                                                                       ---------        ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................      15,536         (124,760)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................     235,651          518,159
                                                                       ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $ 251,187        $ 393,399
                                                                       =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
  Interest .........................................................   $  48,595           60,198
  Income Taxes .....................................................          59            3,430
                                                                       =========        =========

See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------

                              HUDSON UNITED BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements of Hudson United Bancorp and Subsidiaries ("the Company") include the accounts of the parent company, Hudson United Bancorp, and its wholly-owned subsidiaries: Hudson United Bank ("Hudson United"), MSB Travel Inc., HUBCO Capital Trust I and HUBCO Capital Trust II. All material intercompany balances and transactions have been eliminated in consolidation. In March 1999, the former Lafayette American Bank, Bank of the Hudson, and Hudson United Bank where combined to form Hudson United. In addition, the shareholders of the Company on April 21, 1999 approved an amendment to the certificate of incorporation to change the name of the Company from HUBCO, Inc. to Hudson United Bancorp. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Commission on March 15, 1999, for the year ended December 31, 1998.

NOTE B -- EARNINGS PER SHARE

In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and requires dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income, less dividends on the convertible preferred stock, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of the preferred stock (when outstanding) and the incremental number of shares issuable from the exercise of stock options, stock warrants, and includes the impact of the Management Recognition Plan ("MRP"), calculated using the treasury stock method. All per share amounts have been retroactively restated to reflect all stock splits and stock dividends.

A reconciliation of net income to net income available to common stockholders and of weighted average common shares outstanding to weighted average shares outstanding assuming dilution follows:

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
(in thousands, except per share data)                          1999            1998
------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net Income ..........................................       $ 24,601        $ 14,934
Less Preferred Stock Dividends ......................             --              --
                                                            --------        --------
Net Income Available To Common Stockholders .........         24,601          14,934
Weighted Average Common Shares Outstanding ..........         39,983          41,016
Basic Earnings Per Share ............................       $   0.62        $   0.36
                                                            ========        ========
DILUTED EARNINGS PER SHARE
Net Income ..........................................       $ 24,601        $ 14,934
Weighted Average Common Shares Outstanding ..........         39,983          41,016
Effect Of Dilutive Securities:
  Convertible Preferred Stock .......................              3              38
  Warrants ..........................................              5              34
  Unearned MRP ......................................             --             125
  Stock Options .....................................            605           1,143
                                                            --------        --------
Weighted Average Common Shares Outstanding Assuming
  Dilution ............................................       40,596          42,356
Diluted Earnings Per Share ..........................       $   0.61        $   0.35
                                                            ========        ========


NOTE C -- ACQUISITIONS

On January 26, 1999, the Company announced the signing of a definitive merger to acquire Little Falls Bancorp, Inc. in a combination stock and cash transaction. Little Falls Bancorp, Inc. has assets of approximately $341 million and operates six offices in the New Jersey counties of Hunterdon and Passaic. The Company anticipates the merger will be completed on May 20, 1999 and that the acquisition will be accounted for under the purchase method of accounting.

On March 26, 1999, the Company completed its purchase of $151 million in deposits and a retail branch office in Hartford, Connecticut from First International Bank.

On May 11, 1999, the Company announced a purchase and sale agreement in which Hudson United Bank will acquire the loans (approximately $159 million) and other financial assets, as well as assume the deposit liabilities (approximately $154 million) of Advest Bank and Trust. In addition, the Company simultaneously announced it had entered into a strategic alliance agreement in which Hudson United Bank will become the exclusive provider of banking products and services to the clients of Advest, Inc. The purchase and sale transaction is subject to regulatory approval and is expected to close in the third quarter.

NOTE D -- SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale and held to maturity at the dates indicated:

                                                              March 31, 1999
                                    ----------------------------------------------------------------
                                                             Gross Unrealized            Estimated
                                       Amortized      ------------------------------       Market
                                          Cost             Gains        (Losses)           Value
                                    ---------------  ------------------------------  ---------------
AVAILABLE FOR SALE
U.S. Government ...................   $    68,549        $    891             --       $    69,440
U.S. Government agencies ..........       226,502           1,423            (69)          227,856
Mortgage-backed securities ........     2,018,210           6,237         (7,366)        2,017,081
States and political subdivisions .         7,371              89             --             7,460
Other debt securities .............         4,010               4            (40)            3,974
Equity securities .................        96,131           1,916         (1,292)           96,755
                                      -----------        --------       --------       -----------
                                      $ 2,420,773        $ 10,560       $ (8,767)      $ 2,422,566
                                      ===========        ========       ========       ===========

                                                              March 31, 1999
                                    ----------------------------------------------------------------
                                                             Gross Unrealized             Estimated
                                       Amortized      ------------------------------       Market
                                          Cost             Gains        (Losses)           Value
                                    ---------------  ------------------------------  ---------------
HELD TO MATURITY
U.S. Government ...................   $    29,138        $    161             --       $    29,299
U.S. Government agencies ..........        65,882           1,014             (2)           66,894
Mortgage-backed securities ........       536,639             562         (5,468)          531,733
States and political subdivisions .        10,583             198             (7)           10,774
Other debt securities .............            72              --             --                72
                                      -----------        --------       --------       -----------
                                      $   642,314        $  1,935       $ (5,477)      $   638,772
                                      ===========        ========       ========       ===========

                                                            December 31, 1998
                                    ----------------------------------------------------------------
                                                             Gross Unrealized             Estimated
                                       Amortized      ------------------------------       Market
                                          Cost             Gains        (Losses)           Value
                                    ---------------  ------------------------------  ---------------
AVAILABLE FOR SALE
U.S. Government ...................   $    84,530        $  1,583             --       $    86,113
U.S. Government agencies ..........       369,357           3,162             --           372,519
Mortgage-backed securities ........     1,688,464          13,645         (4,306)        1,697,803
States and political subdivisions .        11,219             100             (1)           11,318
Other debt securities .............         4,083               5            (40)            4,048
Equity securities .................        87,027           2,471           (674)           88,824
                                      -----------        --------       --------       -----------
                                      $ 2,244,680       $  20,966       $ (5,021)      $ 2,260,625
                                      ===========        ========       ========       ===========

                                                            December 31, 1998
                                    ----------------------------------------------------------------
                                                             Gross Unrealized             Estimated
                                       Amortized      ------------------------------       Market
                                          Cost             Gains        (Losses)           Value
                                    ---------------  ------------------------------  ---------------
HELD TO MATURITY
U.S. Government ...................   $    42,373        $    393             --       $    42,766
U.S. Government agencies ..........        37,360           1,462             --            38,822
States and political subdivisions .        15,513             182             (4)           15,691
Mortgage-backed securities ........       539,725           2,277           (717)          541,285
                                      -----------        --------       --------       -----------
                                      $   634,971           4,314       $   (721)      $   638,564
                                      ===========        ========       ========       ===========

NOTE E -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SERIES B CAPITAL SECURITIES OF TWO SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

On January 31, 1997, the Company placed $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior Subordinated Debentures due 2027 of the Company. The net proceeds of the offering are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

On June 19, 1998, the Company placed $50.0 million in aggregate liquidation amount of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 7.65% Junior Subordinated Debentures due 2028 of the Company. The net proceeds of the offering are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

NOTE F -- RECENT ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. The Company has elected to display Consolidated Statements of Income and Consolidated Statements of Comprehensive Income separately for the disclosed periods. Comprehensive income is displayed on the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity as a separate item entitled accumulated other comprehensive income (loss). The following is a reconciliation of the tax effect allocated to each component of comprehensive income for the periods presented (in thousands):

                                                                           For the three-months ended
                                                                                 March 31, 1999
                                                                     --------------------------------------
                                                                      Before          Tax
                                                                        Tax         Benefit      Net of Tax
                                                                      Amount       (Expense)      Amount
                                                                     ---------     ---------     ----------
Unrealized security gains (losses) arising during the period ....    $ (13,238)     $ 4,781       $ (8,457)
Less: reclassification adjustment for gains realized in net
  income ........................................................          914         (320)           594
                                                                     ---------      -------       --------
Net change during period ........................................    $ (14,152)       5,101       $ (9,051)
                                                                     ---------      -------       --------

                                                                           For the three-months ended
                                                                                 March 31, 1998
                                                                     --------------------------------------
                                                                      Before          Tax
                                                                        Tax         Benefit      Net of Tax
                                                                      Amount       (Expense)      Amount
                                                                     ---------     ---------     ----------
Unrealized security gains (losses) arising during the period ....    $    (320)     $   128       $   (192)
Less: reclassification adjustment for gains realized in net
  income ........................................................        2,387         (955)         1,432
                                                                     ---------      -------       --------
Net change during period ........................................    $  (2,707)       1,083       $ (1,624)
                                                                     ---------      -------       --------

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company's banking subsidiary, Hudson United Bank, which meets the criteria of SFAS No. 131, operates in one segment called financial services. Hudson United Bancorp, the bank's holding company, is not a reportable segment because it does not exceed any of the quantitative thresholds.

Effective for the fiscal year ended December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pension and other post retirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets.

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishing standards for the accounting and reporting of derivatives. The statement is effective for fiscal years beginning after June 15, 1999; earlier application is permitted. The Company has elected not to adopt this statement prior to its effective date. The Company does not expect that application of this statement will have a material effect on its financial position or results of operations.

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

The financial statements for the comparative periods presented herein have been restated to reflect the acquisitions that have been accounted for on the pooling of interests accounting method during the periods presented herein. The Bank of Southington was acquired on January 8, 1998, Poughkeepsie Financial Corporation was acquired on April 24, 1998, MSB Bancorp was acquired on May 29, 1998, IBS Financial Corporation was acquired on August 14, 1998, Community Financial Holding Corporation was acquired on August 14, 1998, and Dime Financial Corporation was acquired on August 21, 1998. These acquisitions were accounted for on the pooling of interests method, and accordingly, the consolidated financial statements have been restated to include these institutions for all periods presented. All share data has been retroactively restated to reflect the shares issued in the aforementioned transactions including restatement of all prior periods. In addition, the Company acquired Security National Bank on February 5, 1998, 21 branches of First Union National Bank on June 26, 1998, two branches of First Union National Bank on July 24, 1998, and one branch from First International Bank on March 26, 1999, all of which were accounted for under the purchase method and thus operations and earnings are reflected in the Company's results subsequent to the date of acquisition. The balance sheet and income statement comparisons are influenced by these purchase transactions.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as "believes," "expects" and similar words or variations. Such statements are not historical facts and involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, loan loss provisions, customer retention, failure to realize expected cost savings or revenue enhancements from acquisitions, or failure of the Company's Year 2000 compliance program to effectively address year 2000 computer problems. The Company assumes no obligation for updating any such forward-looking statements at any time.

YEAR 2000 COMPLIANCE

Hudson United Bancorp has been involved since 1996 in preparing its computer systems and applications to meet the challenge of the new millennium. The Company, in conjunction with its data processing subsidiary, has established a "Year 2000 Team" which is responsible for ensuring implementation of the required changes to avoid business disruption. The process involves analyzing and replacing existing computer hardware and software as needed. The Company is currently communicating with customers and external providers to determine their status regarding Year 2000 issues. Additionally, the Company is assessing how problems with third party computer systems may impact its business operations. To date, the Company has not identified any material third party problems, but will continue to assess the situation through 1999.

The Company's review of computer and noninformation technology systems was completed by December 31, 1998. This will allow 1999 for testing and making adjustments, as necessary, to fine-tune our systems and deal with any customer or third party developments. Testing is proceeding satisfactorily and is on schedule.

The Company has been informed that its joint venture partner has decided to terminate their interest in a computer processing joint venture. In addition, the Company has entered into a letter of intent and is presently in discussions with a third-party provider to outsource the Company's internal processing systems. The potential provider is an industry leader that is actively conducting its own Year 2000 assessment and testing program. The Company anticipates a second quarter decision on the ultimate outcome of these matters.

The estimated total cost to become Year 2000 compliant is $5 million. Through March 31, 1999, the Company has incurred approximately $4.3 million of the above costs. The Company anticipates most of the remaining costs will be incurred by mid-year 1999.

A failure by Hudson United Bancorp or by third parties on whom the Company relies for support to correct Year 2000 issues may cause disruption in the Company's business operations that could result in reduced revenue, increased operating costs and other adverse effects. Additionally, to the extent borrowers' financial positions are weakened as a result of Year 2000 issues, credit quality could be impacted. It is not possible to forecast with a reasonable degree of certainty all the negative impacts that could result from a failure of the Company or third parties to become fully Year 2000-compliant or whether such effect could have a material impact on Hudson United Bancorp. The Company has developed contingency plans to mitigate the disruption to business operations that may occur if Year 2000 compliance is not fully achieved by all parties.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the three-month period ended March 31, 1999 was $24.6 million compared to net income of $14.9 million for the same period in 1998. Fully diluted earnings per share amounted to $0.61 for the 1999 first quarter and $0.35 for the 1998 first quarter. The 1998 quarter included merger-related and restructuring charges that amounted to $2.3 million after-tax. Excluding the charges, net income for the 1998 period was $17.2 million and fully diluted earnings per share was $0.41. The increase in earnings was primarily the result of higher noninterest income, lower noninterest expense, and a lower loan loss provision. The Company's successful integration of its 1998 acquisitions was a major contributor to the improved earnings performance. Return on average assets and return on average equity for the three months ended March 31, 1999 was 1.52% and 23.10%, respectively. In the first quarter of 1998, return on average assets was 0.95% and return on average equity was 11.84%. Excluding the merger related and restructuring charges in the 1998 period, return on average assets was 1.09% and return on average equity was 13.67%. At March 31, 1999, book value per common share was $10.79 and the Tier 1 leverage ratio was 6.82%.

NET INTEREST INCOME

Net interest income amounted to $62.5 million for both three-month periods ended March 31, 1999 and 1998. Average interest-earning assets were $172 million higher in the first quarter of 1999 compared to the same period in 1998. At March 31, 1999, total interest-earning assets amounted to $6.5 billion compared to an average of $6.1 billion for the first quarter of 1999. However, this positive impact on net interest income was offset by an 11 basis point decline in the net interest margin to 4.16% in the 1999 period. Interest income declined by $3.8 million in the first quarter of 1999 compared to the first quarter of 1998. This was primarily due to a decline in interest income on loans, which was mainly the result of the lower 1999 interest rate environment. Partially offsetting the decline was higher income on investment securities, which was due to higher average volumes in the 1999 period. Interest expense in the 1999 first quarter was $3.8 million below the 1998 first quarter due primarily to a more favorable deposit mix and lower average deposits in 1999 and the impact of the lower rate environment in that period. Increased borrowing expense, due to higher average volumes, partially offset the decline in other categories.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $2.5 million and $6.3 million for the three-month periods ended March 31, 1999 and 1998, respectively. The decline in the provision was primarily due to the inclusion in the 1998 period of a $3.5 million provision taken by the former Poughkeepsie Financial Corporation to bring its reserve policy in line with that of Hudson United Bancorp. The allowance for possible loan losses amounted to $54.5 million at March 31, 1999 compared to $53.5 million at year-end 1998. The allowance represented 1.59% and 1.58% of total loans at March 31, 1999 and December 31, 1998, respectively. The allowance was 315% of nonaccrual loans at March 31, 1999 and 303% of nonaccrual loans at December 31, 1998. The Company performs an evaluation of the adequacy of the allowance for possible loan losses each quarter. The results of this analysis and the projection of potential credit losses and economic conditions are some of the factors which determine the required quarterly provision. Management believes that the allowance for possible loan losses at March 31, 1999 of $54.5 million is adequate.

The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated

                                                     ASSET QUALITY SCHEDULE
                                                         (In Thousands)
                                                   -------------------------
                                                     3/31/99      12/31/98
                                                   -----------   -----------
Nonaccrual Loans:
  Commercial .....................................   $ 4,879       $ 4,852
  Real Estate ....................................    10,313        10,683
  Consumer .......................................     2,134         2,094
                                                     -------       -------
    Total Nonaccrual Loans .......................    17,326        17,629
Renegotiated Loans ...............................     1,865         3,269
                                                     -------       -------
    Total Nonperforming Loans ....................    19,191        20,898
Other Real Estate Owned ..........................       898         3,727
                                                     -------       -------
    Total Nonperforming Assets ...................   $20,089       $24,625
                                                     =======       =======
Nonaccrual Loans to Total Loans ..................      0.51%         0.52%
Nonperforming Assets to Total Assets .............      0.29%         0.36%
Allowance for Loan Losses to Nonaccrual Loans ....       315%          303%
Allowance for Loan Losses to Nonperforming Loans .       284%          256%
Loans Past Due 90 Days or More and Accruing
  Commercial .....................................   $ 3,143       $ 2,340
  Real estate ....................................     6,390         5,547
  Consumer .......................................     2,400         2,470
  Credit card ....................................     9,960         3,126
                                                     -------       -------
    Total Past Due Loans .........................   $21,893       $13,483
                                                     =======       =======

The following table presents the activity in the allowance for possible loan losses for the periods indicated:

                                                   Summary of Activity in the Allowance
                                                       Broken Down by Loan Category
                                                   ------------------------------------
                                                   Three Months Ended      Year Ended
                                                         3/31/99             12/31/98
                                                   ------------------------------------
                                                           (Dollars in thousands)
Amount of Loans Outstanding at Period End .......     $ 3,424,314         $ 3,386,810
                                                      ===========         ===========
Daily Average Amount of Loans Outstanding .......     $ 3,381,333         $ 3,521,561
                                                      ===========         ===========
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year ....................     $    53,499         $    65,858
Loans charged off:
  Real estate mortgages .........................             273               8,050
  Commercial ....................................             219               2,498
  Consumer ......................................           2,391              11,457
  Write down of Assets held for sale (1) ........              --               9,521
                                                      -----------         -----------
    Total loans charged off .....................           2,883              31,526
                                                      -----------         -----------
Recoveries:
  Real estate mortgages .........................             382                 651
  Commercial ....................................             363                 669
  Consumer ......................................             623               1,523
                                                      -----------         -----------
    Total recoveries ............................           1,368               2,843
                                                      -----------         -----------

Net loans charged off ...........................           1,515              28,683
Allowance of acquired companies .................              20               1,950
Provision for loan losses .......................           2,500              14,374
                                                      -----------         -----------
Balance at end of period ........................     $    54,504         $    53,499
                                                      ===========         ===========
Ratio of Annualized Net Loans Charged Off During
  Period to Average Loans Outstanding ...........            0.18%               0.81%
                                                      ===========         ===========

----------
(1) The writedown of assets held for sale pertained to the planned disposal of $54 million nonaccrual loans.

NONINTEREST INCOME

Noninterest income, excluding security gains, increased to $16.6 million for the first quarter of 1999 compared to $11.5 million in the first quarter of 1998. The increase reflects higher income from the Shoppers Charge and mortgage divisions and increased sales of investment products. Security gains for the three months ended March 31, 1999 amounted to $0.9 million compared to $2.4 million for the three month period ended March 31, 1998.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 1999 was $39.7 million compared to $46.9 million in the first quarter of 1998. The amount for 1998 includes $2.6 million of merger related restructuring costs that were recorded in that period. The decrease primarily reflects cost savings resulting from the integration of the 1998 acquisitions. Salaries and employee benefits experienced the largest decline, with a 25% favorable variance. The efficiency ratio was 46.2% for the three months ended March 31, 1999 compared to 55.5% for the three months ended March 31, 1998. The Company's effective tax rate for the three-month period ended March 31, 1999 was 35%. The effective tax rate for the 1998 first quarter was 36% and 35% when merger related and restructuring costs are excluded.

FINANCIAL CONDITION

Total assets amounted to $7.0 billion at March 31, 1999, an increase of $267 million or 4% from $6.8 billion at December 31, 1998. At March 31, 1999, total loans were $3.4 billion and total investment securities were $3.1 billion. These balances represented increases of $38 million for loans and $169 million for investment securities when compared to year-end 1998. The increase in credit card loans of $99 million and the increase in credit card loans past due 90 days or more and still accruing of $7 million, at March 31, 1999 compared to December 31, 1998, was primarily the result of the purchase of two credit card portfolios. The loan mix continued to change, as residential and commercial mortgage loans amounted to 64% of total loans at March 31, 1999, which was lower than the 67% of total loans at year-end. The increase in the investment securities portfolio was due primarily to leveraging employed to utilize the Company's capital position. Intangibles, net of amortization, increased from $79.0 million at December 31, 1998 to $84.9 million at March 31, 1999 due primarily to the addition of the goodwill created from the First International Bank branch acquisition.

Deposits were $4.9 billion at March 31, 1999 compared to $5.1 billion at December 31, 1998. Borrowings increased to $1.3 billion at March 31, 1999 compared to $822 million at December 31, 1998. The increase in borrowings was mainly the result of the higher asset level at the March 1999 period end. Total stockholders' equity at March 31, 1999 was $427 million compared to $457 million at December 31, 1998. The change in stockholders' equity is primarily attributable to the purchase of $41 million of treasury shares.

The Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at March 31, 1999, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

                                          Ratios at         Regulatory
                                       March 31, 1999       Guidelines
                                       --------------       ----------
     Tier I Risk-Based Capital .....        11.51%             6.0%
     Total Risk-Based Capital ......        15.29%            10.0%
     Tier 1 Leverage Ratio .........         6.82%             4.0%

PART II. OTHER INFORMATION

Items 1 through 3 are not applicable or the responses are negative.

Item 4: Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of Hudson United Bancorp was held on April 21, 1999.

(b) The names of the directors who are nominees for election for the 1999 Annual Meeting and the names of the directors whose terms extend beyond the 1999 Annual Meeting are set forth in the tables below.

          Nominees for 1999 Annual Meeting:

               W. Peter McBride
               Bryant D. Malcolm
               James E. Schierloh
               John H. Tatigian, Jr.
               Noel De Cordova, Jr., Esq.

          Directors whose terms extend beyond this Annual Meeting:

               Kenneth T. Neilson           Donald P. Calcagnini
               Robert J. Burke              Thomas R. Farley, Esq.
               Charles F. X. Poggi          David A. Rosow
               Joan David                   Sister Grace Frances Strauber

(c) The following is a brief description as well as the tabulation of votes for each of the matters which were voted upon at the 1999 Annual Meeting.

     1.   Election of the following five persons as directors of Hudson United
          Bancorp:

                                                    For       Authority Withheld
                                                  ---------   ------------------
                 W. Peter McBride ...........    34,598,450          513,283
                 Bryant D. Malcolm ..........    34,609,696          502,007
                 James E. Schierloh .........    34,614,210          497,493
                 John H. Tatigian, Jr. ......    34,621,044          490,659
                 Noel De Cardova, Jr., Esq. .    34,551,868          559,834

     2. An amendment to the certificate of incorporation to increase the amount of authorized common stock to 100,000,000 shares from 54,636,350 and increase the amount of authorized preferred stock to 25,000,000 shares from 10,609,000.

                 Votes
                 -----
                 For ...................  26,896,719
                 Against ...............   8,016,735
                 Authority Withheld ....     198,240

     3. An amendment to the certificate of incorporation to change the name of the company from HUBCO, Inc. to Hudson United Bancorp.

                 Votes
                 -----
                 For ...................  34,359,282
                 Against ...............     374,323
                 Authority Withheld ....      78,307

     4. Approval of the 1999 Hudson United Bancorp stock option plan, which generally gives a committee of three or more non-employee directors of the Company the authority to grant to employees of the Company incentive and non-qualified stock options to purchase up to a maximum of 1,000,000 shares with options to purchase a maximum of 250,000 shares to be issued or granted to any one employee.

                 Votes
                 -----
                 For ...................  32,340,142
                 Against ...............   2,402,532
                 Authority Withheld ....     369,018

(d)  not applicable

Item 5: not applicable

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

     (3)(A) The Certificate of Incorporation of the Company in effect on May 11, 1999.

     (3)(B) The By-Laws of HUBCO, Inc. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit (3b)).

(b)  Reports on Form 8-K

     (1) On March 29, 1999, the Company (under the name HUBCO, Inc.) filed a Form 8-K Item 5 (date of earliest event--March 26, 1999), containing the Company's press release announcing the completion of its purchase of the Hartford branch of First International Bank.

     (2) On April 19, 1999, the Company (under the name HUBCO, Inc.) filed a Form 8-K Item 5 (date of earliest event--April 13, 1999), containing the Company's press release reporting earnings for the first quarter of 1999.

     (3) On April 21, 1999, Hudson United Bancorp filed a Form 8-K Item 5 (date of earliest event--April 21,1999), to announce that Hudson United Bancorp amended its Certificate of Incorporation to: (i) change its name to Hudson United Bancorp, and (ii) increase the number of authorized shares of its capital stock. The Company also announced that it will list its shares on the New York Stock Exchange ("NYSE") under the symbol "HU".

     (4) On April 22, 1999, Hudson United Bancorp filed a Form 8-K Item 5 (date of earliest event--April 21, 1999), to announce the declaration of a cash dividend of $0.25 per common share, payable June 1, 1999 to holders of record as of the close of business on May 17, 1999.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HUBCO, Inc.

May 14, 1999                       /S/ KENNETH T. NEILSON
--------------------------         ---------------------------------------------
Date                               Kenneth T. Neilson
                                   Chairman, President & Chief Executive Officer



May 14, 1999                       /S/ JOSEPH F. HURLEY
--------------------------         ---------------------------------------------
Date                               Joseph F. Hurley
                                   Executive Vice President &
                                   Chief Financial Officer