Form 10-Q
period 1999-06-30
HUDSON UNITED BANCORP
filed 1999-08-16
CIK 703559

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                       OR


( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission File Number 0-010699


                              HUDSON UNITED BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEW JERSEY                                22-2405746
   --------------------------------      ---------------------------------------
   (State of other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)


    1000 MACARTHUR BLVD, MAHWAH, NJ                     07430
---------------------------------------               ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each, of the issuer's classes of common stock, as of the last practicable date: 38,924,413 shares, no par value, outstanding as of August 13, 1999.

================================================================================

                              HUDSON UNITED BANCORP

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets
         At June 30, 1999 and December 31, 1998.........................    1

         Consolidated Statements of Income
         For the three-months and six-months ended
         June 30, 1999 and 1998.........................................   2-3

         Consolidated Statements of Comprehensive Income
         For the three-months and six-months ended
         June 30, 1999 and 1998.........................................    4

         Consolidated Statements of Changes in Stockholders' Equity
         For the six-months ended
         June 30, 1999 and for the Year ended December 31, 1998.........    5

         Consolidated Statements of Cash Flows
         For the six-months ended
         June 30, 1999 and 1998.........................................    6

         Notes to Consolidated Financial Statements.....................   7-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................  12-17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................   18

         Signatures.....................................................   19

FINANCIAL DATA SCHEDULE ................................................   20




HUDSON UNITED BANCORP
-------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                                    JUNE 30,     December 31,
(in thousands, except share data)                                                     1999          1998
------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ........................................................   $  192,918    $  217,954
Federal funds sold .............................................................        8,201        17,697
                                                                                   ----------    ----------
                TOTAL CASH AND CASH EQUIVALENTS ................................      201,119       235,651
Investment securities available for sale, at market value ......................    2,580,667     2,260,625
Investment securities held to maturity, at cost (market value of $613,543 and
    $638,564 for 1999 and 1998, respectively) ..................................      629,133       634,971
Assets held for sale ...........................................................         --          14,147
Loans:
     Residential mortgages .....................................................    1,594,005     1,601,957
     Commercial real estate mortgages ..........................................      664,591       675,366
     Commercial and financial ..................................................      713,284       656,553
     Consumer credit ...........................................................      395,616       370,353
     Credit card ...............................................................      170,296        82,581
                                                                                   ----------    ----------
                TOTAL LOANS ....................................................    3,537,792     3,386,810
     Less: Allowance for possible loan losses ..................................      (55,680)      (53,499)
                                                                                   ----------    ----------
                NET LOANS ......................................................    3,482,112     3,333,311
Premises and equipment, net ....................................................       82,994        83,525
Other real estate owned ........................................................        1,629           103
Intangibles, net of amortization ...............................................      105,904        78,990
Other assets ...................................................................      142,530       137,338
                                                                                   ----------    ----------
                TOTAL ASSETS ...................................................   $7,226,088    $6,778,661
                                                                                   ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest bearing .......................................................   $  918,210    $  941,253
     Interest bearing ..........................................................    4,079,626     4,110,137
                                                                                   ----------    ----------
                TOTAL DEPOSITS .................................................    4,997,836     5,051,390
Borrowings .....................................................................    1,504,399       821,593
Other liabilities ..............................................................      100,864       248,863
                                                                                   ----------    ----------
                                                                                    6,603,099     6,121,846
Subordinated debt ..............................................................      100,000       100,000
Company-obligated mandatorily redeemable preferred series B capital securities of two subsidiary trusts holding solely junior subordinated debentures of
    the Company ................................................................      100,000       100,000
                                                                                   ----------    ----------
                TOTAL LIABILITIES ..............................................    6,803,099     6,321,846
Stockholders' Equity:
  Convertible preferred stock - Series B, no par value;
     authorized 10,609,000 shares; 500 shares issued and outstanding in 1998 ...         --              50
  Common stock, no par value; authorized 54,636,350 shares;
     40,633,204 shares issued and 39,531,898 shares outstanding in 1999 and
     40,633,204 shares issued and 40,411,521 shares
     Outstanding in 1998 .......................................................       72,246        72,246
  Additional paid-in capital ...................................................      264,468       269,264
  Retained earnings ............................................................      144,176       113,787
  Treasury stock, at cost, 1,101,306 shares in 1999 and 221,683 shares in 1998 .      (36,504)       (5,980)
  Employee stock awards and unallocated shares held in ESOP, at cost ...........       (3,387)       (2,368)
  Accumulated other comprehensive income/(loss).................................      (18,010)        9,816
                                                                                   ----------    ----------
                TOTAL STOCKHOLDERS' EQUITY .....................................      422,989       456,815
                                                                                   ----------    ----------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................   $7,226,088    $6,778,661
                                                                                   ==========    ==========

See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

For the Three-Months Ended June 30,
(in thousands, except share data)                             1999        1998
--------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans ..................................................    $ 73,946    $ 75,257
Investment securities ..................................      47,079      41,289
Other ..................................................         202       1,849
                                                            --------    --------
                TOTAL INTEREST AND FEE INCOME ..........     121,227     118,395
                                                            --------    --------
INTEREST EXPENSE:
Deposits ...............................................      32,202      41,227
Borrowings .............................................      17,104       9,978
Subordinated and other debt ............................       4,168       3,327
                                                            --------    --------
                TOTAL INTEREST EXPENSE .................      53,474      54,532
                                                            --------    --------
                NET INTEREST INCOME ....................      67,753      63,863
PROVISION FOR POSSIBLE LOAN LOSSES .....................       2,500       2,821
                                                            --------    --------
                NET INTEREST INCOME AFTER PROVISION
                  FOR POSSIBLE LOAN LOSSES .............      65,253      61,042
                                                            --------    --------
NONINTEREST INCOME:
Trust department income ................................         894         865
Service charges on deposit accounts ....................       4,980       5,298
Securities gains .......................................       1,070         784
Shoppers Charge fees ...................................       4,931       3,291
Other income ...........................................       5,166       4,843
                                                            --------    --------
                TOTAL NONINTEREST INCOME ...............      17,041      15,081
                                                            --------    --------
NONINTEREST EXPENSE:
Salaries ...............................................      14,504      14,409
Pension and other employee benefits ....................       3,569       5,343
Occupancy expense ......................................       4,481       4,250
Equipment expense ......................................       2,775       2,637
Deposit and other insurance ............................         431         437
Outside services .......................................      10,084       6,520
Amortization of intangibles ............................       3,470       2,413
Other expense ..........................................       3,814       5,926
Merger related and restructuring costs .................        --        25,217
                                                            --------    --------
                TOTAL NONINTEREST EXPENSE ..............      43,128      67,152
                                                            --------    --------
                INCOME BEFORE INCOME TAXES .............      39,166       8,971
PROVISION FOR INCOME TAXES .............................      13,704       4,421
                                                            --------    --------
                NET INCOME .............................    $ 25,462    $  4,550
                                                            ========    ========
EARNINGS PER SHARE:
Basic ..................................................    $   0.64    $   0.11
Diluted ................................................    $   0.63    $   0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic ..................................................      39,677      40,808
Diluted ................................................      40,192      42,112


See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

For the Six-Months Ended June 30,
(in thousands, except share data)                             1999        1998
--------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans ..................................................    $142,808    $151,565
Investment securities ..................................      89,035      77,795
Other ..................................................         526       4,017
                                                            --------    --------
                TOTAL INTEREST AND FEE INCOME ..........     232,369     233,377
                                                            --------    --------
INTEREST EXPENSE:
Deposits ...............................................      64,185      84,470
Borrowings .............................................      29,547      15,977
Subordinated and other debt ............................       8,337       6,527
                                                            --------    --------
                TOTAL INTEREST EXPENSE .................     102,069     106,974
                                                            --------    --------
                NET INTEREST INCOME ....................     130,300     126,403
PROVISION FOR POSSIBLE LOAN LOSSES .....................       5,000       9,099
                                                            --------    --------
                NET INTEREST INCOME AFTER PROVISION
                  FOR POSSIBLE LOAN LOSSES .............     125,300     117,304
                                                            --------    --------
NONINTEREST INCOME:
Trust department income ................................       1,839       1,729
Service charges on deposit accounts ....................      10,403      10,536
Securities gains .......................................       1,984       3,171
Shoppers Charge fees ...................................       8,894       5,562
Other income ...........................................      11,400       7,963
                                                            --------    --------
                TOTAL NONINTEREST INCOME ...............      34,520      28,961
                                                            --------    --------
NONINTEREST EXPENSE:
Salaries ...............................................      27,859      29,870
Pension and other employee benefits ....................       6,338      11,418
Occupancy expense ......................................       9,170       8,346
Equipment expense ......................................       5,212       5,454
Deposit and other insurance ............................         958       1,214
Outside services .......................................      17,841      13,302
Amortization of intangibles ............................       6,615       4,834
Other expense ..........................................       8,814      11,719
Merger related and restructuring costs .................        --        27,847
                                                            --------    --------
                TOTAL NONINTEREST EXPENSE ..............      82,807     114,004
                                                            --------    --------
                INCOME BEFORE INCOME TAXES .............      77,013      32,261
PROVISION FOR INCOME TAXES .............................      26,950      12,777
                                                            ========    ========
                NET INCOME .............................    $ 50,063    $ 19,484
                                                            ========    ========
EARNINGS PER SHARE:
Basic ..................................................    $   1.26    $   0.48
Diluted ................................................    $   1.24    $   0.46

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic ..................................................      39,829      40,912
Diluted ................................................      40,380      42,234


See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                         -----------------------
(In thousands)                                             1999          1998
--------------------------------------------------------------------------------
                NET INCOME .........................     $ 25,462      $  4,550
                                                         ========      ========
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gains/(losses) arising
  during period ....................................     $(18,080)     $  1,166
Less: reclassification adjustment for gains
  included in net income ...........................         (695)         (482)
                                                         --------      --------
Other comprehensive income (loss) ..................      (18,775)          684
                                                         ========      ========
                COMPREHENSIVE INCOME ...............     $  6,687      $  5,234
                                                         ========      ========



                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                         -----------------------
(In thousands)                                             1999          1998
--------------------------------------------------------------------------------
                NET INCOME .........................     $ 50,063      $ 19,484
                                                         ========      ========
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gains/(losses) arising
  during period ....................................     $(26,537)     $    975
Less: reclassification adjustment for gains
  included in net income ...........................       (1,289)       (1,915)
                                                         --------      --------
Other comprehensive income (loss) ..................      (27,826)         (940)
                                                         ========      ========
                COMPREHENSIVE INCOME ...............     $ 22,237      $ 18,544
                                                         ========      ========


See notes to consolidated financial statements.


HUDSON UNITED BANCORP
--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands)



                                           Convertible
                                        Preferred Stock         Common Stock          Additional
                                     --------------------  ------------------------    Paid-in-     Retained
                                       Shares    Amount       Shares       Amount      Capital      Earnings
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997....       1,250     $  125     41,208,974     $73,269     $292,198     $164,612
==============================================================================================================
Net income .....................         --         --            --          --           --         23,151
Cash dividends -- common .......         --         --            --          --           --        (34,718)
3% Stock dividend ..............         --         --          40,213          72         (709)     (40,797)
Shares issued for:
  Stock options exercised ......         --         --         330,684         588       (8,410)        --
  Warrants exercised ...........         --         --           7,158          13          (97)        --
  Preferred stock conversion            (750)       (75)        16,608          30         (130)        --
Cash in lieu of fractional
  shares .......................         --         --            --          --           (212)        --
Other transactions .............         --         --           3,750           7           (7)        --
IBS fiscal year adjustment .....         --         --            --          --           --          1,539
Purchase of treasury stock .....         --         --            --          --           --           --
Issuance and retirement of
  treasury stock ...............         --         --        (989,058)     (1,759)     (18,930)        --
Effect of compensation plans....         --         --          14,875          26        5,561         --
Other comprehensive income .....         --         --            --          --           --           --
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998....         500         50     40,633,204      72,246      269,264      113,787
==============================================================================================================
Net income .....................         --         --            --          --           --         50,063
Cash dividends -- common .......         --         --            --          --           --        (19,674)
Shares issued for:
  Stock options exercised ......         --         --            --          --         (8,443)        --
  Warrants exercised ...........         --         --            --          --           (182)        --
  Preferred stock conversion            (500)       (50)          --          --           (478)        --
  Acquisition of Little
    Falls Bancorp ..............         --         --            --          --           --           --
Cash in lieu of fractional
  shares .......................         --         --            --          --            (12)        --
Purchase of treasury stock .....         --         --            --          --           --           --
Effect of compensation plans....         --         --            --          --          4,319         --
Other comprehensive income
  (loss) .......................         --         --            --          --           --           --
--------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999 .......         --       $ --      40,633,204     $72,246     $264,468     $144,176
==============================================================================================================


                                                 Employee
                                                  Stock
                                                Awards and
                                                Unallocated   Accumulated
                                                Shares Held      Other
                                     Treasury   in ESOP, at  Comprehensive
                                       Stock        Cost        Income        Total
-------------------------------------------------------------------------------------
Balance at December 31, 1997....     $(19,133)    $(9,609)     $  5,639     $507,101
=====================================================================================
Net income .....................         --          --            --         23,151
Cash dividends -- common .......         --          --            --        (34,718)
3% Stock dividend ..............       41,434        --            --           --
Shares issued for:
  Stock options exercised ......       18,373        --            --         10,551
  Warrants exercised ...........          173        --            --             89
  Preferred stock conversion              175        --            --           --
Cash in lieu of fractional
  shares .......................         --          --            --           (212)
Other transactions .............         --          --            --           --
IBS fiscal year adjustment .....         --          --            --          1,539
Purchase of treasury stock .....      (69,880)       --            --        (69,880)
Issuance and retirement of
  treasury stock ...............       20,689        --            --           --
Effect of compensation plans....        2,189       7,241          --         15,017
Other comprehensive
  income (loss) ................         --          --           4,177        4,177
-------------------------------------------------------------------------------------
Balance at December 31, 1998....       (5,980)     (2,368)        9,816      456,815
=====================================================================================
Net income .....................         --          --            --         50,063
Cash dividends -- common .......         --          --            --        (19,674)
Shares issued for:
  Stock options exercised ......       15,837        --            --          7,394
  Warrants exercised ...........          236        --            --             54
  Preferred stock conversion              528        --            --           --
  Acquisition of Little
    Falls Bancorp ..............       26,563        --            --         26,563
Cash in lieu of fractional
  shares .......................         --          --            --            (12)
Purchase of treasury stock .....      (74,949)       --            --        (74,949)
Effect of compensation plans....        1,261      (1,019)         --          4,561
Other comprehensive loss .......         --          --         (27,826)     (27,826)
-------------------------------------------------------------------------------------
Balance at June 30, 1999 .......     $(36,504)    $(3,387)     $(18,010)    $422,989
=====================================================================================

                   See notes to consolidated financial statements.


HUDSON UNITED BANCORP
----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)                                                                  SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            -----------------------
                                                                               1999         1998
                                                                            ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income ..........................................................      50,063       19,484
     Adjustments to reconcile net income to net
       cash provided by operating activities:
            Provision for possible loan losses ...........................       5,000        9,099
            Provision for depreciation and amortization ..................      10,980        9,227
            Amortization of security premiums, net .......................         687          413
            Securities gains .............................................      (1,984)      (3,171)
            (Gain) loss on sale of premises and equipment ................        (114)         510
            Gain on sale of loans ........................................      (3,164)        (974)
            Market adjustment on ESOP ....................................        --            728
            MRP earned ...................................................        --            909
            IBS fiscal year adjustment ...................................        --          1,539
            Net change in assets held for sale ...........................      14,147         --
            Decrease (increase) in other assets ..........................       7,599      (24,474)
            Increase in other liabilities ................................       2,103       14,157
                                                                            ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................................      85,317       27,447
                                                                            ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of investment securities:
       Available for sale ................................................     220,096      180,589
     Proceeds from repayments and maturities of investment securities:
       Available for sale ................................................     592,482      395,914
       Held to maturity ..................................................      65,228      217,951
     Purchase of investment securities:
       Available for sale ................................................  (1,163,673)  (1,086,331)
       Held to maturity ..................................................     (59,704)    (281,759)
     Net cash acquired through acquisitions ..............................     132,446      209,498
     Net decrease in loans other than purchases and sales ................      47,594       42,755
     Proceeds from sales of loans ........................................      71,576       73,838
     Purchase of loans ...................................................    (114,273)        --
     Proceeds from sales of premises and equipment .......................       5,351           25
     Purchases of premises and equipment .................................      (6,177)      (3,586)
     (Increase) decrease in other real estate ............................      (1,229)       1,685
                                                                            ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES ....................................    (210,283)    (249,421)
                                                                            ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in demand deposits, NOW accounts, and savings accounts .    (190,703)     (45,153)
     Net decrease in certificates of deposit .............................    (257,664)     (85,419)
     Net increase in borrowed funds ......................................     623,992      185,394
     Reduction of ESOP loan ..............................................       1,983          709
     Net proceeds from issuance of debt securities .......................        --         48,737
     Proceeds from issuance of common stock ..............................       7,448        3,472
     Cash dividends ......................................................     (19,673)     (15,418)
     Acquisition of treasury stock .......................................     (74,949)     (38,530)
                                                                            ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ................................      90,434       53,792
                                                                            ----------   ----------
DECREASE IN CASH AND CASH EQUIVALENTS ....................................     (34,532)    (168,182)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................     235,651      518,159
                                                                            ==========   ==========
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................     201,119      349,977
                                                                            ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
     Interest ............................................................      93,663      111,618
     Income Taxes ........................................................      21,108       16,828
                                                                            ==========   ==========

See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------

                              HUDSON UNITED BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements of Hudson United Bancorp and Subsidiaries ("the Company") include the accounts of the parent company, Hudson United Bancorp, and its wholly-owned subsidiaries: Hudson United Bank ("Hudson United"), HUBCO Capital Trust I and HUBCO Capital Trust II. All material intercompany balances and transactions have been eliminated in consolidation. In March 1999, the former Lafayette American Bank and Bank of the Hudson, were merged into Hudson United. In addition, the shareholders of the Company on April 21, 1999 approved an amendment to the certificate of incorporation to change the name of the company from HUBCO, Inc. to Hudson United Bancorp. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Commission on March 15, 1999, for the year ended December 31, 1998.

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

A reconciliation of net income to net income available to common stockholders and of weighted average common shares outstanding to weighted average shares outstanding assuming dilution follows (in thousands, except per share data):


                                                         QUARTER ENDED JUNE 30,
                                                       -------------------------
                                                          1999         1998
                                                         -------      -------
BASIC EARNINGS PER SHARE
Net Income ..........................................    $25,462      $ 4,550
Less Preferred Stock Dividends ......................       --           --
                                                         -------      -------
Net Income Available To Common Stockholders .........     25,462        4,550
Weighted Average Common Shares Outstanding ..........     39,677       40,808
Basic Earnings Per Share ............................    $  0.64      $  0.11
                                                         =======      =======
DILUTED EARNINGS PER SHARE
Net Income ..........................................    $25,462      $ 4,550
Weighted Average Common Shares Outstanding ..........     39,677       40,808
Effect Of Dilutive Securities:
   Convertible Preferred Stock ......................       --             23
   Warrants .........................................       --             24
   Unearned MRP .....................................       --            108
   Stock Options ....................................        515        1,149
                                                         -------      -------
Weighted Average Common Shares Outstanding
  Assuming Dilution .................................     40,192       42,112
Diluted Earnings Per Share ..........................    $  0.63      $  0.11
                                                         =======      =======



                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                          1999         1998
                                                         -------      -------
BASIC EARNINGS PER SHARE
Net Income ..........................................    $50,063      $19,484
Less Preferred Stock Dividends ......................       --           --
                                                         -------      -------
Net Income Available To Common Stockholders .........     50,063       19,484
Weighted Average Common Shares Outstanding ..........     39,829       40,912
Basic Earnings Per Share ............................    $  1.26      $  0.48
                                                         =======      =======
DILUTED EARNINGS PER SHARE
Net Income ..........................................    $50,063      $19,484
Weighted Average Common Shares Outstanding ..........     39,829       40,912
Effect Of Dilutive Securities:
   Convertible Preferred Stock ......................          1           28
   Warrants .........................................          2           25
   Unearned MRP .....................................       --            117
   Stock Options ....................................        548        1,152
                                                         -------      -------
Weighted Average Common Shares Outstanding
  Assuming Dilution .................................     40,380       42,234
Diluted Earnings Per Share ..........................    $  1.24      $  0.46
                                                         =======      =======

NOTE C -- ACQUISITIONS

On March 20, 1999, the Company acquired Little Falls Bancorp, Inc. in a combination stock and cash transaction. Little Falls Bancorp, Inc. had assets of approximately $341 million and operated six offices in the New Jersey counties of Hunterdon and Passaic. The merger was accounted for under the purchase method of accounting.

On March 26, 1999, the Company completed its purchase of $151 million in deposits and a retail branch office in Hartford, Connecticut from First International Bank.

On May 11, 1999, the Company announced a purchase and sale agreement in which Hudson United Bank will acquire the loans (approximately $159 million) and other financial assets, as well as assume the deposit liabilities (approximately $154 million) of Advest Bank and Trust. In addition, the Company simultaneously announced it had entered into a strategic alliance agreement in which Hudson United Bank will become the exclusive provider of banking products and services to the clients of Advest, Inc. The purchase and sale transaction is subject to regulatory approval and is expected to close in the fourth quarter.

On June 29, 1999, the Company announced that it had signed a definitive agreement to merge with JeffBanks, Inc., a $1.7 billion bank holding company with 32 branches located throughout the greater Philadelphia area of Pennsylvania and South Jersey. Pending appropriate corporate, shareholder and regulatory approvals, the agreement is expected to be completed by the fourth quarter of 1999 and to be accounted for as a pooling of interests.

On June 29, 1999, the Company announced that it had signed a definitive agreement to merge with Southern Jersey Bancorp, a $470 million asset bank holding company with 17 branches in Southern New Jersey. Pending appropriate corporate, shareholder and regulatory approvals, the agreement is expected to be completed by the fourth quarter of 1999 and to be accounted as a pooling of interests.

NOTE D -- SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale and held to maturity at the dates indicated:

                                                              June 30, 1999
                                             ----------------------------------------------
                                                           Gross Unrealized       Estimated
                                             Amortized    -------------------       Market
                                                Cost       Gains     (Losses)       Value
                                             ----------   -------    --------    ----------
AVAILABLE FOR SALE
U.S. Government ..........................   $   81,429   $   458    $   (264)   $   81,623
U.S. Government agencies .................      256,140       466      (1,706)      254,900
Mortgage-backed securities ...............    2,166,044     2,920     (31,750)    2,137,214
States and political subdivisions ........        3,384        55        --           3,439
Other debt securities ....................       15,537      --          (151)       15,386
Equity securities ........................       86,319     2,533        (747)       88,105
                                             ----------   -------    --------    ----------
                                             $2,608,853   $ 6,432    $(34,618)   $2,580,667
                                             ==========   =======    ========    ==========


                                                              June 30, 1999
                                             ----------------------------------------------
                                                           Gross Unrealized       Estimated
                                             Amortized    -------------------       Market
                                                Cost       Gains     (Losses)       Value
                                             ----------   -------    --------    ----------
HELD TO MATURITY
U.S. Government ..........................   $   39,163   $    84    $   (247)   $   39,000
U.S. Government agencies .................       65,901       394        (426)       65,869
Mortgage-backed securities ...............      508,503       369     (15,816)      493,056
States and political subdivisions ........       15,494        90         (38)       15,546
Other debt securities ....................           72      --          --              72
                                             ----------   -------    --------    ----------
                                             $  629,133   $   937    $(16,527)   $  613,543
                                             ==========   =======    ========    ==========

                                                          December 31, 1998
                                             ----------------------------------------------
                                                           Gross Unrealized       Estimated
                                             Amortized    -------------------       Market
                                                Cost       Gains     (Losses)       Value
                                             ----------   -------    --------    ----------
AVAILABLE FOR SALE
U.S. Government ..........................   $   84,530   $ 1,583    $   --      $   86,113
U.S. Government agencies .................      369,357     3,162        --         372,519
Mortgage-backed securities ...............    1,688,464    13,645      (4,306)    1,697,803
States and political subdivisions ........       11,219       100          (1)       11,318
Other debt securities ....................        4,083         5         (40)        4,048
Equity securities ........................       87,027     2,471        (674)       88,824
                                             ----------   -------    --------    ----------
                                             $2,244,680   $20,966    $ (5,021)   $2,260,625
                                             ==========   =======    ========    ==========



                                                          December 31, 1998
                                             ----------------------------------------------
                                                           Gross Unrealized       Estimated
                                             Amortized    -------------------       Market
                                                Cost       Gains     (Losses)       Value
                                             ----------   -------    --------    ----------
HELD TO MATURITY
U.S. Government ..........................   $   42,373   $   393    $   --      $   42,766
U.S. Government agencies .................       37,360     1,462        --          38,822
States and political subdivisions ........       15,513       182          (4)       15,691
Mortgage-backed securities ...............      539,725     2,277        (717)      541,285
                                             ----------   -------    --------    ----------
                                             $  634,971   $ 4,314    $   (721)   $  638,564
                                             ==========   =======    ========    ==========



NOTE E -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SERIES B CAPITAL SECURITIES OF TWO SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

On January 31, 1997, the Company placed $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior Subordinated Debentures due 2027 of Hudson United Bancorp. The net proceeds of the offering are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

On June 19, 1998, the Company placed $50.0 million in aggregate liquidation amount of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 7.65% Junior Subordinated Debentures due 2028 of Hudson United Bancorp. The net proceeds of the offering are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

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


                                                  For the three-months ended
                                                       June 30, 1999
                                           -------------------------------------
                                            Before tax   Tax Benefit  Net of Tax
                                              Amount      (Expense)     Amount
                                           ------------  -----------  ----------
Unrealized security gains (losses)
  arising during the period .............    $(28,909)    $ 10,829     $(18,080)
Less: reclassification adjustment
  for gains realized in net income ......       1,070         (375)         695
                                             --------     --------     --------
Net change during period ................    $(29,979)    $ 11,204     $(18,775)
                                             ========     ========     ========


                                                 For the three-months ended
                                                       June 30, 1998
                                           -------------------------------------
                                            Before tax   Tax Benefit  Net of Tax
                                              Amount      (Expense)     Amount
                                           ------------  -----------  ----------
Unrealized security gains (losses)
  arising during the period .............    $  1,852     $   (686)    $  1,166
Less: reclassification adjustment
  for gains realized in net income ......         784         (302)         482
                                             --------     --------     --------
Net change during period ................    $  1,068     $   (384)    $    684
                                             ========     ========     ========


                                                 For the six-months ended
                                                       June 30, 1999
                                           -------------------------------------
                                            Before tax   Tax Benefit  Net of Tax
                                              Amount      (Expense)     Amount
                                           ------------  -----------  ----------
Unrealized security gains (losses)
  arising during the period .............    $(42,148)    $ 15,611     $(26,537)
Less: reclassification adjustment
  for gains realized in net income ......       1,983         (694)       1,289
                                             --------     --------     --------
Net change during period ................    $(44,131)    $ 16,305     $(27,826)
                                             ========     ========     ========


                                                 For the six-months ended
                                                       June 30, 1998
                                           -------------------------------------
                                            Before tax   Tax Benefit  Net of Tax
                                              Amount      (Expense)     Amount
                                           ------------  -----------  ----------
Unrealized security gains (losses)
  arising during the period .............    $  1,532     $   (557)    $    975
Less: reclassification adjustment
  for gains realized in net income ......       3,171       (1,256)       1,915
                                             --------     --------     --------
Net change during period ................    $ (1,639)    $    699     $   (940)
                                             ========     ========     ========


The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishing standards for the accounting and reporting of derivatives. The statement is effective for fiscal years beginning after June 15, 2000; earlier application is permitted. The Company has elected not to adopt this statement prior to its effective date. The Company does not expect that application of this statement will have a material effect on its financial position or results of operations.

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

The financial statements for the comparative periods presented herein have been restated to reflect the acquisitions that have been accounted for on the pooling of interests accounting method during the periods presented herein. The Bank of Southington was acquired on January 8, 1998, Poughkeepsie Financial Corporation was acquired on April 24, 1998, MSB Bancorp was acquired on May 29, 1998, IBS Financial Corporation was acquired on August 14, 1998, Community Financial Holding Corporation was acquired on August 14, 1998, and Dime Financial Corporation was acquired on August 21, 1998. These acquisitions were accounted for on the pooling of interests method, and accordingly, the consolidated financial statements have been restated to include these institutions for all periods presented. All share data has been retroactively restated to reflect the shares issued in the aforementioned transactions including restatement of all prior periods. In addition, the Company acquired Security National Bank on February 5, 1998, 21 branches of First Union National Bank on June 26, 1998, two branches of First Union National Bank on July 24, 1998, one branch from First International Bank on March 26, 1999, and Little Falls Bancorp, Inc. on May 20, 1999, all of which were accounted for under the purchase method and thus operations and earnings are reflected in the Company's results subsequent to the date of acquisition. The balance sheet and income statement comparisons are influenced by these purchase transactions.

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

YEAR 2000 COMPLIANCE

Hudson United Bancorp has been involved since 1996 in preparing its computer systems and applications to meet the challenge of the new millennium. The Company has established a "Year 2000 Team" which is responsible for ensuring implementation of the required changes to avoid business disruption. The process involves analyzing and replacing existing computer hardware and software as needed. The Company is in compliance with Y2K readiness through phases I, II, and III. Additionally, the Company is assessing how problems with third party computer systems may impact its business operations. To date, the Company has not identified any material third party problems, but will continue to assess the situation through 1999.

The Company's review of computer and noninformation technology systems was completed by December 31, 1998. The Company is using 1999 for testing and implementation of system changes. Testing has been satisfactory and the Company has met all required dates for completion of system changes on its internal timetable.

The Company's joint venture partner has decided to terminate their interest in a computer processing joint venture. The termination is expected to occur in the fourth quarter of 1999. In addition, the Company has signed a contract with a third-party provider to outsource the Company's internal processing systems. This provider's Y2K implementation and testing continues to proceed satisfactorily and is on schedule.

The estimated total cost to become Year 2000 compliant is $5 million. Substantially all of the costs have been incurred. The total cost has been within budget.

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

RESULTS OF OPERATIONS

OVERVIEW

Net income for the three-month period ended June 30, 1999 was $25.5 million compared to net income of $4.6 million for the same period in 1998. Fully diluted earnings per share amounted to $0.63 for the 1999 second quarter and $0.11 for the 1998 second quarter. The 1998 quarter included merger-related and restructuring charges that amounted to $16.5 million after-tax. Excluding the charges, net income for the 1998 period was $21.0 million and fully diluted earnings per share was $0.50. The increase in operating earnings was primarly due to higher net interest and noninterest income. Partially offsetting the net revenue increases was an unfavorable variance in noninterest expenses. Growth in commercial lending, consumer lending, and higher sales of investment products, were major factors underlying the 7% increase in net revenue for the second quarter of 1999 compared to the same period in 1998. For the three months ended June 30, 1999, return on average assets was 1.45% and return on average equity was 23.29%. Excluding the merger-related and restructuring charges in the same 1998 period, return on average assets was 1.27% and return on average equity was 16.76%.

Net income for the six-months ended June 30, 1999 was $50.1 million compared to net income of $19.5 million for the same period in 1998. Fully diluted earnings per share amounted to $1.24 and $0.46 for the first half of 1999 and 1998, respectively. The 1998 period included merger-related and restructuring charges that amounted to $18.8 million after-tax. Excluding the charges, operating earnings for the 1998 period were $38.3 million and fully diluted earnings per share amounted to $0.91. The higher operating earnings resulted from improved net revenue, lower noninterest expenses, and a decline in the provision for possible loan losses. As in the second quarter, growth in commercial lending, consumer lending, and strong sales of investment products were main contributors to the higher net revenue. The lower noninterest expenses reflected cost savings achieved from the Company's 1998 acquisitions. Return on average assets was 1.49% and return on average equity was 23.19% for the first half of 1999. Excluding the merger-related and restructuring charges in the corresponding 1998 period, return on average assets was 1.18% and return on average equity was 15.22%.

NET INTEREST INCOME

Net interest income amounted to $67.8 million for three-month period ended June 30, 1999 and $63.9 million for the three-month period ended June 30, 1998. Average interest-earning assets were $338 million higher in the second quarter of 1999 compared to the same period in 1998. The net interest margin was 4.15% and 4.12% for the second quarter of 1999 and 1998, respectively. Interest income increased by $2.8 million in the second quarter of 1999 compared to the second quarter of 1998 due to higher income from investment securities. Interest expense for the three-months ended June 30, 1999 was $1.1 million below the same 1998 period due to a more favorable deposit mix and lower average deposits in 1999 and the impact of the lower rate environment in that period. The average cost of deposits was 2.62% in the second quarter of 1999 compared to 3.20% in the second quarter of 1998. Increased borrowing expense, due to higher average volumes, partially offset the decline in interest expense on deposits.

For six-month period ended June 30, 1999 and 1998, net interest income was $130.3 million and $126.4 million, respectively. Average interest-earning assets were $256 million higher in the 1999 period compared to the same period in 1998. The net interest margin was 4.15% and 4.19% for the first half of 1999 and 1998, respectively. Interest income decreased by $1.0 million for the first half of 1999 compared to the first half of 1998 due to mainly to lower income from loans and short term money market investments, partially offset by higher income from investment securities. Interest expense for the six-months ended June 30, 1999 was $4.9 million below the same 1998 period due, as in the second quarter, to a more favorable deposit mix and lower average deposits in 1999 and the impact of the lower rate environment in that period. For the first six months ended June 30, 1999 and 1998, the average cost of deposits was 2.64% and 3.25%, respectively. Increased borrowing expense, due to higher average volumes, partially offset the decline in interest expense on deposits.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $2.5 million and $2.8 million for the three-month periods ended June 30, 1999 and 1998, respectively. For the six-month periods ended June 30, 1999 and 1998, the provision for possible loan losses was $5.0 million and $9.1 million, respectively. The decline in the provision for the six-month period was primarily due to the inclusion in the 1998 period of a $3.5 million provision taken by the former Poughkeepsie Financial Corporation to bring its reserve policy in line with that of Hudson United Bancorp. The allowance for possible loan losses amounted to $55.7 million at June 30, 1999 compared to $53.5 million at year-end 1998. The allowance represented 1.57% and 1.58% of total loans at June 30, 1999 and December 31, 1998, respectively. The allowance was 289% of non-performing loans at June 30, 1999 and 256% of non-performing loans at December 31, 1998.

The determination of the adequacy of the Allowance for Loan Losses and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a monthly basis, with a fully supported written analysis prepared on a quarterly basis.

Methodology employed for assessing the adequacy of the Allowance consists of the following criteria:

     o The establishment of reserve amounts for all specifically identified criticized loans, including those arising from business combinations, that have been designated as requiring attention by management's internal loan review program.

     o The establishment of reserves for pools of homogenous types of loans not subject to specific review, including 1-4 family residential mortgages, consumer loans, and credit card accounts, based upon historical loss rates.

     o An allocation for the non-criticized loans in each portfolio, and for all Off-Balance Sheet exposures, based upon the historical average loss experience of those portfolios.

Consideration is also given to the changed risk profile brought about by the aforementioned business combinations, customer knowledge, the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company's lending staff, underwriting policies, loss histories, delinquency trends, and the cyclical nature of economic and business conditions. A further consideration is the concentration of real estate related loans located in the Northeast part of the United States. Since many of the loans depend upon the sufficiency of collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss.

Other evidence used to support the amount of the Allowance and its components are as follows:

     o    Regulatory and other examinations

     o    The amount and trend of criticized loans

     o    Actual losses

     o    Peer comparisons with other financial institutions

     o Economic Data associated with the real estate market in the Company's area of operations

     o Opportunities to dispose of marginally performing loans for cash consideration

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance for Loan Losses to be adequate at June 30, 1999.

The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:

                                                          ASSET QUALITY SCHEDULE
                                                          ----------------------
                                                              (In Thousands)

                                                          6/30/99      12/31/98
                                                          -------      --------
Nonaccrual Loans:
   Commercial ........................................    $ 4,407      $ 4,852
   Real Estate .......................................     11,474       10,683
   Consumer ..........................................      1,622        2,094
                                                          -------      -------
      Total Nonaccrual Loans .........................     17,503       17,629
Renegotiated Loans ...................................      1,757        3,269
                                                          -------      -------
      Total Nonperforming Loans ......................     19,260       20,898
Other Real Estate Owned ..............................      1,629        3,727
                                                          -------      -------
      Total Nonperforming Assets .....................    $20,889       24,625
                                                          =======      =======
Nonaccrual Loans  to Total Loans .....................       0.49%        0.52%
Nonperforming Assets to Total Assets .................       0.29%        0.36%
Allowance for Loan Losses to Nonaccrual Loans ........        318%         303%
Allowance for Loan Losses to Nonperforming Loans .....        289%         256%
Loans Past Due 90 Days or More and Accruing
      Commercial .....................................    $ 1,876      $ 2,340
      Real Estate ....................................     10,164        5,547
      Consumer .......................................      2,007        2,470
      Credit card ....................................      9,666        3,126
                                                          -------      -------
         Total Past Due Loans ........................    $23,713      $13,483
                                                          =======      =======

The following table presents the activity in the allowance for possible loan losses for the periods indicated:

                                                        Summary of Activity
                                                         in the Allowance
                                                  Broken Down by Loan Category
                                                 ------------------------------
                                                 Six Months Ended   Year Ended
                                                     6/30/99         12/31/98
                                                 ----------------   -----------
                                                     (Dollars in thousands)

Amount of Loans Outstanding at Period End ......   $3,537,792       $3,386,810
                                                   ==========       ==========
Daily Average Amount of Loans Outstanding ......   $3,436,973       $3,521,561
                                                   ==========       ==========
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year ...................   $   53,499       $   65,858
Loans charged off:
  Real estate mortgages ........................       (1,367)          (8,050)
  Commercial ...................................       (1,382)          (2,498)
  Consumer .....................................       (4,498)         (11,457)
  Write down of Assets held for sale (1) .......         --            (9,521)
                                                   ----------       ----------
       Total loans charged off .................       (7,247)         (31,526)
                                                   ----------       ----------
Recoveries:
  Real estate mortgages ........................          790              651
  Commercial ...................................          676              669
  Consumer .....................................        1,612            1,523
                                                   ----------       ----------
       Total recoveries ........................        3,078            2,843
                                                   ----------       ----------
Net loans charged off ..........................       (4,169)         (28,683)
Allowance of acquired companies ................        1,350            1,950
Provision for loan losses ......................        5,000           14,374
                                                   ----------       ----------
Balance at end of period .......................   $   55,680       $   53,499
                                                   ==========       ==========
Ratio of Annualized Net Loans Charged Off
  During Period to Average Loans Outstanding ...         0.24%            0.81%
                                                   ==========       ==========

----------

(1) The writedown of assets held for sale pertained to the planned disposal of $54 million nonaccrual loans.

NONINTEREST INCOME

Noninterest income, excluding security gains, increased to $16.0 million for the second quarter of 1999 compared to $14.3 million in the second quarter of 1998. For the six-months ended June 30, 1999 and 1998, non-interest income, excluding security gains was $32.5 million and $25.8 million, respectively. These increases reflect higher income from the Shoppers Charge and mortgage divisions and increased sales of investment products. Security gains for the three and six month periods ended June 30, 1999 amounted to $1.1 and $2.0 million, respectively. Security gains amounted to $0.8 million for the second quarter of 1998 and $3.2 million for the first six months on 1998.

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 1999 was $43.1 million compared to $67.2 million in the second quarter of 1998. The amount for 1998 includes $25.2 million of merger-related restructuring costs that were recorded in that period. Excluding the 1998 charges, the year to year increase in expenses of $1.1 million reflects several initiatives including the higher cost of supporting our expanding business lines, the successful merger of the 1998 acquisitions, the consolidation of the Company's three banking subsidiaries into a single bank charter and the establishment of a single brand name. These initiatives also include the decision to terminate the Company's interest in a computer processing joint venture and to outsource internal processing systems. The net effect of these initiatives was immaterial and has been provided for within the reserves established for such programs. For the six-months ended June 30, 1999 and 1998, non-interest expenses were $82.8 million and $114.0 million, respectively. Non-interest expenses for the 1998 period included merger-related restructuring costs of $27.8 million. The decline in expenses in the 1999 period compared to 1998 is primarily due to cost savings achieved from the 1998 acquisitions. The efficiency ratio in the second quarter of 1999 was 47.3%, down from 49.8% in the second quarter of 1998. The efficiency ratio for the first six months of 1999 was 46.7% compared to 52.6% for the same 1998 period.

FINANCIAL CONDITION

Total assets amounted to $7.2 billion at June 30, 1999, an increase of $447 million or 7% from $6.8 billion at December 31, 1998. At June 30, 1999, total loans were $3.5 billion and total investment securities were $3.2 billion. These balances represented increases of $151 million for loans and $314 million for investment securities when compared to year-end 1998. The increase in credit card loans of $88 million and the increase in credit card loans past due 90 days or more and still accruing of $7 million, at June 30, 1999 compared to December 31, 1998, was primarily the result of the purchase of two credit card portfolios. The increase in the investment securities portfolio was due primarily to leveraging employed to utilize the Company's capital position. Intangibles, net of amortization, increased from $79.0 million at December 31, 1998 to $105.9 million at June 30, 1999, due primarily to the addition of the goodwill created from the First International Bank branch and Little Falls Bancorp, Inc. acquisitions.

Deposits were $5.0 billion at June 30, 1999, basically flat with year-end 1998. At June 30, 1999, borrowings amounted to $1.5 billion compared to $822 million at December 31, 1998. The increase in borrowings was mainly the result of the higher asset level at the June 1999 period end. Total stockholders' equity at June 30, 1999 was $423 million compared to $457 million at December 31, 1998. The change in stockholders' equity is primarily attributable to the purchase of $48 million of treasury shares.

The Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at June 30, 1999, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

                                               Ratios at        Regulatory
                                             June 30, 1999      Guidelines
                                             -------------      ----------
     Tier I Risk-Based Capital ............     10.95%             6.0%
     Total Risk-Based Capital .............     14.76%            10.0%
     Tier 1 Leverage Ratio ................      6.10%             4.0%

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

     (3)(A) The Certificate of Incorporation of the Company in effect on May 11, 1999.

     (3)(B) The By-Laws of the Company. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit (3b)).

(b)  Reports on From 8-K

     (1) On May 25, 1999, the Company filed a Form 8-K Item 5 (date of earliest event-May 20, 1999), containing the Company's press release announcing the completion of its purchase of Little Falls Bancorp, Inc. and Little Falls wholly owned banking subsidiary, Little Falls Bank.

     (2) On June 29, 1999, Hudson United Bancorp filed a Form 8-K Item 5 (date of earliest event-June 29, 1999), to announce the signing of a definitive agreement to acquire JeffBanks, Inc.

     (3) On June 29, 1999, Hudson United Bancorp filed a Form 8-K Item 5 (date of earliest event-June 29, 1999), to announce the signing of a definitive agreement to acquire Southern Jersey Bancorp of Delaware, Inc.

     (4) On June 30, 1999, Hudson United Bancorp filed a Form 8-K/A Item 5 (date of earliest event-June 28, 1999), amending Form 8-K filed June 29, 1999 to provide the agreement and plan of merger for the announced acquisitions of JeffBanks, Inc. and Southern Jersey Bancorp of Delaware, Inc.

     (5) On July 26, 1999, the Company filed a Form 8-K Item 5 (date of earliest event-July 15, 1999), containing the Company's press release reporting earnings for the second quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Hudson United Bancorp


August 16, 1999                /s/ KENNETH T. NEILSON
----------------------------   -------------------------------------------------
Date                               Kenneth T. Neilson
                                   Chairman, President & Chief Executive Officer


August 16, 1999                /s/ JOSEPH F. HURLEY
----------------------------   -------------------------------------------------
Date                               Joseph F. Hurley
                                   Executive Vice President &
                                   Chief Financial Officer