Form 10-Q/A
period 1999-06-30
HUDSON UNITED BANCORP
filed 1999-09-10
CIK 703559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q-A



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

================================================================================

                              HUDSON UNITED BANCORP

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets
         At June 30, 1999 and December 31, 1998.........................    1

         Consolidated Statements of Income
         For the three-months and six-months ended
         June 30, 1999 and 1998.........................................   2-3

         Consolidated Statements of Comprehensive Income
         For the three-months and six-months ended
         June 30, 1999 and 1998.........................................    4

         Consolidated Statements of Changes in Stockholders' Equity
         For the six-months ended
         June 30, 1999 and for the Year ended December 31, 1998.........    5

         Consolidated Statements of Cash Flows
         For the six-months ended
         June 30, 1999 and 1998.........................................    6

         Notes to Consolidated Financial Statements.....................   7-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................  12-17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................   18

         Signatures.....................................................   19

FINANCIAL DATA SCHEDULE ................................................   20




HUDSON UNITED BANCORP
-------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                                    JUNE 30,     December 31,
(in thousands, except share data)                                                     1999          1998
------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ........................................................   $  192,918    $  217,954
Federal funds sold .............................................................        8,201        17,697
                                                                                   ----------    ----------
                TOTAL CASH AND CASH EQUIVALENTS ................................      201,119       235,651
Investment securities available for sale, at market value ......................    2,580,667     2,260,625
Investment securities held to maturity, at cost (market value of $613,543 and
    $638,564 for 1999 and 1998, respectively) ..................................      629,133       634,971
Assets held for sale ...........................................................         --          14,147
Loans:
     Residential mortgages .....................................................    1,594,005     1,601,957
     Commercial real estate mortgages ..........................................      664,591       675,366
     Commercial and financial ..................................................      713,284       656,553
     Consumer credit ...........................................................      395,616       370,353
     Credit card ...............................................................      170,296        82,581
                                                                                   ----------    ----------
                TOTAL LOANS ....................................................    3,537,792     3,386,810
     Less: Allowance for possible loan losses ..................................      (55,680)      (53,499)
                                                                                   ----------    ----------
                NET LOANS ......................................................    3,482,112     3,333,311
Premises and equipment, net ....................................................       82,994        83,525
Other real estate owned ........................................................        1,629           103
Intangibles, net of amortization ...............................................      105,904        78,990
Other assets ...................................................................      142,530       137,338
                                                                                   ----------    ----------
                TOTAL ASSETS ...................................................   $7,226,088    $6,778,661
                                                                                   ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest bearing .......................................................   $  918,210    $  941,253
     Interest bearing ..........................................................    4,079,626     4,110,137
                                                                                   ----------    ----------
                TOTAL DEPOSITS .................................................    4,997,836     5,051,390
Borrowings .....................................................................    1,504,399       821,593
Other liabilities ..............................................................      100,864       248,863
                                                                                   ----------    ----------
                                                                                    6,603,099     6,121,846
Subordinated debt ..............................................................      100,000       100,000
Company-obligated mandatorily redeemable preferred series B capital securities of two subsidiary trusts holding solely junior subordinated debentures of
    the Company ................................................................      100,000       100,000
                                                                                   ----------    ----------
                TOTAL LIABILITIES ..............................................    6,803,099     6,321,846
Stockholders' Equity:
  Convertible preferred stock - Series B, no par value;
     authorized 25,000,000 shares; 500 shares issued and outstanding in 1998 ...         --              50
  Common stock, no par value; authorized 100,000,000 shares;
     40,633,204 shares issued and 39,531,898 shares outstanding in 1999 and
     40,633,204 shares issued and 40,411,521 shares
     Outstanding in 1998 .......................................................       72,246        72,246
  Additional paid-in capital ...................................................      264,468       269,264
  Retained earnings ............................................................      144,176       113,787
  Treasury stock, at cost, 1,101,306 shares in 1999 and 221,683 shares in 1998 .      (36,504)       (5,980)
  Employee stock awards and unallocated shares held in ESOP, at cost ...........       (3,387)       (2,368)
  Accumulated other comprehensive income/(loss).................................      (18,010)        9,816
                                                                                   ----------    ----------
                TOTAL STOCKHOLDERS' EQUITY .....................................      422,989       456,815
                                                                                   ----------    ----------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................   $7,226,088    $6,778,661
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