Form 10-K/A
period 1998-12-31
HUDSON UNITED BANCORP
filed 1999-09-28
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM l0-K/A
                                (Amendment No. 1)

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


                                EXPLANATORY NOTE

This Form 10-K/A amends the Form 10-K filed by the Registrant with the Commission on March 16, 1999. This form is being filed to correct typographical errors on the signature page in the Registrant's Form 10-K.

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


s/ Robert J. Burke                       Director                             March 15, 1999
--------------------------------
   Robert J. Burke

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
