Form 10-K/A
period 1998-12-31
HUDSON UNITED BANCORP
filed 1999-10-12
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM l0-K/A
                                (Amendment No. 2)

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


                                EXPLANATORY NOTE

This Form 10-K/A amends the Form 10-K filed by the Registrant with the Commission on March 16, 1999. This form is being filed to correct typographical errors and omissions in Exhibit 21, List of Subsidiaries, in the Registrant's Form 10-K.

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

                          HUBCO, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE

                  ALLOWANCE FOR POSSIBLE LOAN LOSSES ALLOCATION

                                      December 31, 1998           December 31, 1997           December 31, 1996
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
