Form 10-Q
period 1999-09-30
HUDSON UNITED BANCORP
filed 1999-11-15
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                         Commission File Number 0-010699

                              HUDSON UNITED BANCORP
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         New Jersey                                     22-2405746
-------------------------------        ----------------------------------------
(STATE OF OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

1000 MacArthur Blvd, Mahwah, NJ                          07430
---------------------------------------                -----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)

                                 (201)-236-2600
               ---------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
                                ---------------
              FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR,
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each, of the issuer's classes of common stock, as of the last practicable date: 38,860,035 shares, no par value, outstanding as of November 13, 1999.

                              HUDSON UNITED BANCORP

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheets
        At September 30, 1999 and December 31, 1998.......................     1

        Consolidated Statements of Income
        For the three-months and nine-months ended
        September 30, 1999 and 1998.......................................  2-3

        Consolidated Statements of Comprehensive Income
        For the three-months and nine-months ended
        September 30, 1999 and 1998.......................................     4

        Consolidated Statements of Changes in Stockholders' Equity
        For the nine-months ended
        September 30, 1999 and for the Year ended December 31, 1998.......     5

        Consolidated Statements of Cash Flows
        For the nine-months ended
        September 30, 1999 and 1998.......................................   6-7

        Notes to Consolidated Financial Statements........................  8-13

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................... 14-19

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................    20

         Signatures.......................................................    21

FINANCIAL DATA SCHEDULE ..................................................    22

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                                                       SEPTEMBER 30,         December 31,
(in thousands, except share data)                                                          1999                  1998
=============================================================================================================================
ASSETS
Cash and due from banks                                                                  $   231,887           $   217,954
Federal funds sold                                                                            66,556                17,697
                                                                                         -----------           -----------
                                                 TOTAL CASH AND CASH EQUIVALENTS             298,443               235,651

Investment securities available for sale, at market value                                  2,513,825             2,260,625
Investment securities held to maturity, at cost (market value of $596,539 and
    $638,564 for 1999 and 1998, respectively)                                                614,054               634,971
Assets held for sale                                                                              --                14,147

Loans:
     Residential mortgages                                                                 1,517,610             1,601,957
     Commercial real estate mortgages                                                        669,497               675,366
     Commercial and financial                                                                746,692               656,553
     Consumer credit                                                                         400,541               370,353
     Credit card                                                                             199,556                82,581
                                                                                         -----------           -----------
                                                                     TOTAL LOANS           3,533,896             3,386,810
     Less: Allowance for possible loan losses                                                (54,788)              (53,499)
                                                                                         -----------           -----------
                                                                       NET LOANS           3,479,108             3,333,311
Premises and equipment, net                                                                   86,671                83,525
Other real estate owned                                                                        1,691                   103
Intangibles, net of amortization                                                             102,702                78,990
Other assets                                                                                 143,863               137,338
                                                                                         -----------           -----------
                                                                    TOTAL ASSETS         $ 7,240,357           $ 6,778,661
                                                                                         ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest bearing                                                                 $   900,444           $   941,253
     Interest bearing                                                                      3,928,280             4,110,137
                                                                                         -----------           -----------
                                                                  TOTAL DEPOSITS           4,828,724             5,051,390
Borrowings                                                                                 1,772,110               821,593
Other liabilities                                                                             34,510               248,863
                                                                                         -----------           -----------
                                                                                           6,635,344             6,121,846
Subordinated debt                                                                            100,000               100,000

Company-obligated mandatorily redeemable preferred series B capital securities of two subsidiary trusts holding solely junior subordinated debentures of
    the Company                                                                              100,000               100,000
                                                                                         -----------           -----------
                                                               TOTAL LIABILITIES           6,835,344             6,321,846

Stockholders' Equity:
  Convertible preferred stock - Series B, no par value;
     authorized 25,000,000 shares; 500 shares issued and outstanding in 1998                      --                    50
  Common stock, no par value; authorized 100,000,000 shares;
     40,631,098 shares issued and 38,851,841 shares outstanding in
     1999 and 40,633,204 shares issued and 40,411,521 shares
     Outstanding in 1998                                                                      72,242                72,246
  Additional paid-in capital                                                                 259,904               269,264
  Retained earnings                                                                          160,389               113,787
  Treasury stock, at cost, 1,779,257  shares in 1999 and 221,683 shares in                   (59,662)               (5,980)
    1998
  Employee stock awards and unallocated shares held in ESOP, at cost                          (3,102)               (2,368)
  Accumulated other comprehensive income/(loss)                                              (24,758)                9,816
                                                                                         -----------           -----------
                                                      TOTAL STOCKHOLDERS' EQUITY             405,013               456,815
                                                                                         -----------           -----------
                                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 7,240,357           $ 6,778,661
                                                                                         ===========           ===========



See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


For the Three-Months Ended September 30,
(in thousands, except share data)                                 1999        1998
========================================================================================================
INTEREST AND FEE INCOME:
Loans                                                          $  74,740   $  75,034
Investment securities                                             48,152      42,552
Other                                                                678       3,189
                                                               ---------   ---------
                               TOTAL INTEREST AND FEE INCOME     123,570     120,775
                                                               ---------   ---------

INTEREST EXPENSE:
Deposits                                                          31,625      40,874
Borrowings                                                        20,632      11,298
Subordinated and other debt                                        4,168       4,162
                                                               ---------   ---------
                                      TOTAL INTEREST EXPENSE      56,425      56,334
                                                               ---------   ---------
                                         NET INTEREST INCOME      67,145      64,441
                                                               ---------   ---------

PROVISION FOR POSSIBLE LOAN LOSSES                                 3,300       2,791
                                                               ---------   ---------
                         NET INTEREST INCOME AFTER PROVISION
                                    FOR POSSIBLE LOAN LOSSES      63,845      61,650
                                                               ---------   ---------
NONINTEREST INCOME:
Trust department income                                              913         769
Service charges on deposit accounts                                5,322       5,445
Securities gains                                                     848          16
Loss on assets held for sale                                        --       (23,303)
Shoppers Charge fees                                               5,787       2,959
Other income                                                       6,826       4,328
                                                               ---------   ---------
                             TOTAL NONINTEREST INCOME (LOSS)      19,696      (9,786)
                                                               ---------   ---------
NONINTEREST EXPENSE:
Salaries                                                          12,992      14,567
Pension and other employee benefits                                5,163       3,712
Occupancy expense                                                  4,888       4,153
Equipment expense                                                  2,806       2,419
Deposit and other insurance                                          440         706
Outside services                                                   9,658       6,295
Amortization of intangibles                                        3,462       3,094
Other expense                                                      3,464       4,932
Merger related and restructuring costs                              --        38,508
                                                               ---------   ---------
                                   TOTAL NONINTEREST EXPENSE      42,873      78,386
                                                               ---------   ---------
                           INCOME (LOSS) BEFORE INCOME TAXES      40,668     (26,522)

PROVISION (BENEFIT) FOR INCOME TAXES                              14,995      (6,389)
                                                               ---------   ---------
                                           NET INCOME (LOSS)   $  25,673   $ (20,133)
                                                               =========   =========
EARNINGS (LOSS) PER SHARE:
Basic                                                          $    0.66   $   (0.50)
Diluted                                                        $    0.65   $   (0.50)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                             38,924      40,358
Diluted                                                           39,338      40,358



See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



For the Nine-Months Ended September 30,
(in thousands, except share data)                               1999         1998
====================================================================================
INTEREST AND FEE INCOME:
Loans                                                          $ 217,548   $ 226,599
Investment securities                                            137,187     120,347
Other                                                              1,204       7,206
                                                               ---------   ---------
                               TOTAL INTEREST AND FEE INCOME     355,939     354,152
                                                               ---------   ---------
INTEREST EXPENSE:
Deposits                                                          95,811     125,344
Borrowings                                                        50,179      27,275
Subordinated and other debt                                       12,504      10,689
                                                               ---------   ---------
                                      TOTAL INTEREST EXPENSE     158,494     163,308
                                                               ---------   ---------
                                         NET INTEREST INCOME     197,445     190,844
PROVISION FOR POSSIBLE LOAN LOSSES                                 8,300      11,890
                                                               ---------   ---------
                         NET INTEREST INCOME AFTER PROVISION
                                    FOR POSSIBLE LOAN LOSSES     189,145     178,954
                                                               ---------   ---------
NONINTEREST INCOME:
Trust department income                                            2,751       2,498
Service charges on deposit accounts                               15,726      15,981
Securities gains                                                   2,831       3,187
Loss on assets held for sale                                        --       (23,303)
Shoppers Charge fees                                              14,681       8,521
Other income                                                      18,227      12,291
                                                               ---------   ---------
                                    TOTAL NONINTEREST INCOME      54,216      19,175
                                                               ---------   ---------
NONINTEREST EXPENSE:
Salaries                                                          40,851      44,437
Pension and other employee benefits                               11,501      15,129
Occupancy expense                                                 14,059      12,499
Equipment expense                                                  8,018       7,873
Deposit and other insurance                                        1,398       1,920
Outside services                                                  27,499      19,597
Amortization of intangibles                                       10,078       7,928
Other expense                                                     12,276      16,717
Merger related and restructuring costs                              --        66,290
                                                               ---------   ---------
                                   TOTAL NONINTEREST EXPENSE     125,680     192,390
                                                               ---------   ---------
                                  INCOME BEFORE INCOME TAXES     117,681       5,739
PROVISION FOR INCOME TAXES                                        41,945       6,388
                                                               ---------   ---------
                                           NET INCOME (LOSS)   $  75,736   $    (649)
                                                               =========   =========
EARNINGS (LOSS) PER SHARE:
Basic                                                          $    1.92   $   (0.02)
Diluted                                                        $    1.89   $   (0.02)


WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                             39,524      40,725
Diluted                                                           40,038      40,725




See notes to consolidated financial statements.



HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                       ----------------------------------
                                                                                SEPTEMBER 30,
                                                                       ----------------------------------
(In thousands)                                                            1999                   1998
---------------------------------------------------------------------------------------------------------
                                           NET INCOME (LOSS)          $  25,673               $(20,133)
                                                                      =========               ========
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gains (losses) arising during period               $  (6,197)              $  11,168
Less: reclassification adjustment for gains included in net
    income                                                                 (551)                   (10)
                                                                      ---------               --------
Other comprehensive income (loss)                                        (6,748)                 11,158
                                                                      ---------               --------
                                 COMPREHENSIVE INCOME (LOSS)          $  18,925               $ (8,975)
                                                                      =========               ========


                                                                             NINE MONTHS ENDED
                                                                     ----------------------------------
                                                                               SEPTEMBER 30,
                                                                     ----------------------------------
(In thousands)                                                           1999                 1998
-------------------------------------------------------------------------------------------------------
                                           NET INCOME (LOSS)          $  75,736              $  (649)
                                                                      =========              =======
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gains (losses) arising during period               $ (32,734)             $12,242
Less: reclassification adjustment for gains included in net
    income                                                               (1,840)              (2,024)
                                                                      ---------              -------
Other comprehensive income (loss)                                       (34,574)              10,218
                                                                      ---------              -------
                                        COMPREHENSIVE INCOME          $  41,162              $ 9,569
                                                                      =========              =======



See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands)


                                                                                                                    Employee
                                                                                                                     Stock
                                                                                                                   Awards and
                                    Convertible                                                                   Unallocated
                                  Preferred Stock       Common Stock         Additional                           Shares Held
                                 ----------------     ------------------      Paid-in-    Retained     Treasury   in ESOP, at
                                 Shares    Amount     Shares      Amount      Capital     Earnings      Stock        Cost
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997      1,250    $ 125   41,208,974     $73,269    $ 292,198   $ 164,612   $ (19,133)    $ (9,609)
==============================================================================================================================
Net income                            -        -            -           -            -      23,151           -            -
Cash dividends -  common                                    -           -            -     (34,718)          -            -
3% Stock dividend                     -        -       40,213          72         (709)    (40,797)     41,434            -
Shares issued for:
   Stock options exercised            -        -      330,684         588       (8,410)          -      18,373            -
   Warrants exercised                 -        -        7,158          13          (97)          -         173            -
   Preferred stock conversion      (750)     (75)      16,608          30         (130)          -         175            -
Cash in lieu of fractional
  shares                              -        -            -           -         (212)          -           -            -
Other transactions                    -        -        3,750           7           (7)          -           -            -
IBS fiscal year adjustment            -        -            -           -            -       1,539           -            -
Purchase of treasury stock            -        -            -           -            -           -     (69,880)           -
Issuance and retirement of
  treasury stock                      -        -     (989,058)     (1,759)     (18,930)          -      20,689            -
Effect of compensation plans          -        -       14,875          26        5,561           -       2,189        7,241
Other comprehensive income            -        -            -           -            -           -           -            -
  (loss)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998        500       50   40,633,204      72,246      269,264     113,787      (5,980)      (2,368)
------------------------------------------------------------------------------------------------------------------------------
Net income                            -        -            -           -            -      75,736           -            -
Cash dividends -  common              -        -            -           -            -     (29,134)          -            -
Shares issued for:
   Stock options exercised            -        -            -           -      (13,006)          -      24,258            -
   Warrants exercised                 -        -            -           -         (182)          -         236            -
   Preferred stock conversion      (500)     (50)           -           -         (478)          -         528            -
   Acquisition of Little Falls        -        -            -           -            -           -      26,563            -
    Bancorp
Cash in lieu of fractional            -        -            -           -          (16)          -           -            -
  shares
Other Transactions                    -        -       (2,106)         (4)           4           -           -            -
Purchase of treasury stock            -        -            -           -            -           -    (106,531)           -
Effect of compensation plans          -        -            -           -        4,318           -       1,264         (734)
Other comprehensive loss              -        -            -           -            -           -           -            -
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999         -      $ -   40,631,098    $ 72,242    $ 259,904   $ 160,389   $ (59,662)    $ (3,102)
------------------------------------------------------------------------------------------------------------------------------





                                            Accumulated
                                                Other
                                            Comprehensive
                                               Income          Total
---------------------------------------------------------------------
Balance at December 31, 1997                  $ 5,639       $ 507,101
=====================================================================
Net income                                          -          23,151
Cash dividends -  common                            -         (34,718)
3% Stock dividend                                   -               -
Shares issued for:
   Stock options exercised                          -          10,551
   Warrants exercised                               -              89
   Preferred stock conversion                       -               -
Cash in lieu of fractional
  shares                                             -           (212)
Other transactions                                  -               -
IBS fiscal year adjustment                          -           1,539
Purchase of treasury stock                          -         (69,880)
Issuance and retirement of
  treasury stock                                    -               -
Effect of compensation plans                        -          15,017
Other comprehensive income                      4,177           4,177
  (loss)
---------------------------------------------------------------------
Balance at December 31, 1998                    9,816         456,815
---------------------------------------------------------------------
Net income                                          -          75,736
Cash dividends -- common                            -         (29,134)
Shares issued for:
   Stock options exercised                          -          11,252
   Warrants exercised                               -              54
   Preferred stock conversion                       -               -
   Acquisition of Little Falls                      -          26,563
    Bancorp
Cash in lieu of fractional                          -            (16)
  shares
Other Transactions                                  -              -
Purchase of treasury stock                          -        (106,531)
Effect of compensation plans                        -           4,848
Other comprehensive loss                      (34,574)        (34,574)
---------------------------------------------------------------------
Balance at September 30, 1999              $  (24,758)      $ 405,013
---------------------------------------------------------------------

See notes to consolidated financial statements.



HUDSON UNITED BANCORP
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                     ------------------------------
                                                                                       1999                  1998
                                                                                       ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)                                                          $    75,736           $      (649)
      Adjustments to reconcile net income to net
      Cash provided by operating activities:
            Provision for possible loan losses                                         8,300                11,890
            Provision for depreciation and amortization                               16,819                14,477
            Amortization of security premiums, net                                       709                 1,130
            Securities gains                                                          (2,831)               (3,187)
            (Gain) loss on sale of premises and equipment                               (891)                  540
            Gain on sale of loans                                                     (4,948)               (2,115)
            Loss on assets held for sale                                                   -                23,303
            Market adjustment on ESOP                                                      -                   728
            MRP earned                                                                     -                 2,809
            IBS fiscal year adjustment                                                     -                 1,539
            Net change in assets held for sale                                        14,147               (31,036)
            Decrease in other assets                                                  15,109                13,691
            Decrease in other liabilities                                            (28,012)              (21,571)
                                                                                 -----------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             94,138                11,549
                                                                                 -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of investment securities:
        Available for sale                                                           224,802               269,616
      Proceeds from repayments and maturities of investment securities:
        Available for sale                                                           681,715               676,114
        Held to maturity                                                              95,662               421,233
      Purchase of investment securities:
        Available for sale                                                        (1,241,800)           (1,441,504)
        Held to maturity                                                             (75,061)             (305,435)
      Net cash acquired through acquisitions                                         132,210               231,661
      Net decrease in loans other than purchases and sales                            33,486                79,456
      Proceeds from sales of loans                                                    87,172                89,147
      Purchase of loans                                                             (114,273)                    -
      Proceeds from sales of premises and equipment                                    7,928                    25
      Purchases of premises and equipment                                            (13,842)               (5,127)
      (Increase) decrease in other real estate                                        (1,291)                8,347
                                                                                 -----------           -----------
NET CASH PROVIDED BY (USED IN)INVESTING ACTIVITIES                                  (183,292)               23,533
                                                                                 -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in demand deposits, NOW accounts,
        and savings accounts                                                        (358,240)             (198,448)
      Net decrease in certificates of deposit                                       (259,239)             (188,554)
      Net increase in borrowed funds                                                 891,703               139,220
      Reduction of ESOP loan                                                           2,091                   853
      Net proceeds from issuance of debt securities                                        -                48,737
      Proceeds from issuance of common stock                                          11,296                 5,658
      Termination of ESOP plan                                                             -                 4,941
      Cash dividends                                                                 (29,134)              (24,547)
      Acquisition of treasury stock                                                 (106,531)              (56,938)
                                                                                 -----------           -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  151,946              (269,078)
                                                                                 -----------           -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      62,792              (233,996)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     235,651               518,159
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   298,443           $   284,163
                                                                                 ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
      Interest                                        $ 154,944       $ 168,741
      Income Taxes                                       39,113          26,081
                                                      =========       =========

See notes to consolidated financial statements.

HUDSON UNITED BANCORP___________________________________________________________

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

NOTE B -- EARNINGS PER SHARE

In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and requires dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income, less dividends on the convertible preferred stock, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of the preferred stock (when outstanding) and the incremental number of shares issuable from the exercise of stock options, and stock warrants, calculated using the treasury stock method. All per share amounts have been retroactively restated to reflect all stock splits and stock dividends.

A reconciliation of net income to net income available to common stockholders and of weighted average common shares outstanding to weighted average shares outstanding assuming dilution follows (in thousands, except per share data):



                                                  QUARTER ENDED SEPTEMBER 30,
                                                  ---------------------------
                                                    1999               1998
                                                  --------            -------


BASIC EARNINGS (LOSS) PER SHARE
Net Income (Loss)                                 $ 25,673         $  (20,133)
Less Preferred Stock Dividends                           -                  -
                                                  --------         ----------
Net Income (Loss) Available To Common Stockholders  25,673            (20,133)
Weighted Average Common Shares Outstanding          38,924             40,358
Basic Earnings (Loss) Per Share                   $   0.66         $    (0.50)
                                                  ========         ==========
DILUTED EARNINGS (LOSS) PER SHARE
Net Income (Loss)                                 $ 25,673         $ (20,133)
Weighted Average Common Shares Outstanding          38,924             40,358
Effect Of Dilutive Securities:
   Convertible Preferred Stock                           -                  -
   Warrants                                              -                  -
   Stock Options                                       414                  -
                                                  --------         ----------
Weighted Average Common Shares
 Outstanding Assuming Dilution                      39,338             40,358
Diluted Earnings (Loss) Per Share                 $   0.65         $    (0.50)
                                                  ========         ==========


                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    ------------------------
                                                       1999           1998
                                                    --------       ---------
BASIC EARNINGS (LOSS) PER SHARE
Net Income (Loss)                                   $ 75,736       $   (649)

Less Preferred Stock Dividends                          --             --
                                                    --------       --------
Net Income (Loss) Available To Common Stockholders    75,736           (649)
Weighted Average Common Shares Outstanding            39,524         40,725
Basic Earnings (Loss) Per Share                     $   1.92       $  (0.02)
                                                    ========       ========
DILUTED EARNINGS (LOSS) PER SHARE
Net Income (Loss)                                   $ 75,736       $   (649)
Weighted Average Common Shares Outstanding            39,524         40,725
Effect Of Dilutive Securities:
   Convertible Preferred Stock                             1           --
   Warrants                                                2           --
   Stock Options                                         511           --
                                                    --------       --------
Weighted Average Common Shares Outstanding
 Assuming Dilution                                    40,038         40,725
Diluted Earnings (Loss) Per Share                   $   1.89       $  (0.02)
                                                    ========       ========

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

On June 29, 1999, the Company announced that it had signed a definitive agreement to merge with JeffBanks, Inc., a $1.7 billion bank holding company with 32 branches located throughout the greater Philadelphia area of Pennsylvania and Southern New Jersey. The agreement is expected to be completed by the fourth quarter of 1999 and to be accounted for as a pooling of interests.

On June 29, 1999, the Company announced that it had signed a definitive agreement to merge with Southern Jersey Bancorp, a $470 million asset bank holding company with 17 branches in Southern New Jersey. The agreement is expected to be completed by the fourth quarter of 1999 and to be accounted as a pooling of interests.

On September 10, 1999, the Company announced an agreement to acquire Lyon Credit Corporation, a $350 million asset finance company and subsidiary of Credit Lyonnais Americas. This acquisition closed on October 22, 1999.

NOTE D -- SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale and held to maturity at the dates indicated:


                                                         September 30, 1999
                                      ------------------------------------------------------------
                                                              Gross Unrealized
                                                       -----------------------------     Estimated
                                        Amortized                                         Market
                                          Cost             Gains        (Losses)           Value
                                     -------------     -----------     -------------    ----------
AVAILABLE FOR SALE
U.S. Government                         $   73,440         $   367      $   (206)        $   73,601
U.S. Government agencies                   248,422             163        (2,942)           245,643
Mortgage-backed securities               2,056,808           1,416       (38,159)         2,020,065
States and political subdivisions            2,551              18            (5)             2,564
Other debt securities                       15,537              73          (275)            15,335
Equity securities                          156,034           3,306        (2,723)           156,617
                                        ----------         -------      --------         ----------
                                        $2,552,792          $5,343      $(44,310)        $2,513,825
                                        ==========         =======      ========         ==========



                                                         September 30, 1999
                                      ------------------------------------------------------------
                                                              Gross Unrealized
                                                       -----------------------------     Estimated
                                        Amortized                                         Market
                                          Cost             Gains        (Losses)           Value
                                     -------------     -----------     -------------    ----------
HELD TO MATURITY
U.S. Government                         $ 39,190           $ 17         $   (199)        $ 39,008
U.S. Government agencies                  65,921            257             (616)          65,562
Mortgage-backed securities               485,901            250          (17,069)         469,082
States and political subdivisions         23,013             50             (205)          22,858
Other debt securities                         29              -                 -              29
                                        --------           ----         --------         --------
                                        $614,054           $574         $(18,089)        $596,539
                                        ========           ====         ========         ========



                                                        December 31, 1998
                                      ------------------------------------------------------------
                                                              Gross Unrealized
                                                       -----------------------------     Estimated
                                        Amortized                                         Market
                                          Cost             Gains        (Losses)           Value
                                     -------------     -----------     -------------    ----------
AVAILABLE FOR SALE
U.S. Government                         $   84,530        $ 1,583       $       -        $   86,113
U.S. Government agencies                   369,357          3,162               -           372,519
Mortgage-backed securities               1,688,464         13,645         (4,306)         1,697,803
States and political subdivisions           11,219            100             (1)            11,318
Other debt securities                        4,083              5            (40)             4,048
Equity securities                           87,027          2,471           (674)            88,824
                                        ----------        -------       --------         ----------
                                        $2,244,680        $20,966       $ (5,021)        $2,260,625
                                        ==========        =======       ========         ==========




                                                        December 31, 1998
                                      ------------------------------------------------------------
                                                              Gross Unrealized
                                                       -----------------------------     Estimated
                                        Amortized                                         Market
                                          Cost             Gains        (Losses)           Value
                                     -------------     -----------     -------------    ----------
HELD TO MATURITY
U.S. Government                         $ 42,373          $  393        $    -            $ 42,766
U.S. Government agencies                  37,360           1,462             -              38,822
States and political subdivisions         15,513             182            (4)              15,691
Mortgage-backed securities               539,725           2,277          (717)             541,285
                                        --------          ------        ------            ---------
                                        $634,971          $4,314        $ (721)           $ 638,564
                                        ========          ======        ======            =========

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


                                                                                      For the three-months ended
                                                                                          September 30, 1999
                                                                          ----------------------------------------------------
                                                                            Before tax       Tax Benefit       Net of Tax
                                                                              amount          (Expense)          Amount
                                                                          ----------------- ---------------- -----------------
Unrealized security gains (losses) arising during the period                $ (9,933)          $ 3,736         $ (6,197)
Less: reclassification adjustment for gains  realized in net income
                                                                                 848              (297)             551
                                                                            -------------------------------------------
Net change during period                                                    $(10,781)          $ 4,033         $ (6,748)
                                                                            ===========================================


                                                                                      For the three-months ended
                                                                                          September 30, 1998
                                                                          ----------------------------------------------------
                                                                            Before tax       Tax Benefit       Net of Tax
                                                                              amount          (Expense)          Amount
                                                                          ----------------- ---------------- -----------------
Unrealized security gains (losses) arising during the period                $ 16,019           $ (4,851)       $ 11,168
Less: reclassification adjustment for gains  realized in net income               16                 (6)             10
                                                                            -------------------------------------------
Net change during period                                                    $ 16,003           $ (4,845)       $ 11,158
                                                                            ===========================================


                                                                                      For the nine-months ended
                                                                                          September 30, 1999
                                                                          ----------------------------------------------------
                                                                            Before tax       Tax Benefit       Net of Tax
                                                                              amount          (Expense)          Amount
                                                                          ----------------- ---------------- -----------------
Unrealized security gains (losses) arising during the period                $ (51,781)         $ 19,047        $ (32,734)
Less: reclassification adjustment for gains  realized in net income             2,831              (991)           1,840
                                                                            -------------------------------------------
Net change during period                                                    $ (54,612)         $ 20,038        $ (34,574)
                                                                            ===========================================


                                                                                      For the nine-months ended
                                                                                          September 30, 1998
                                                                          ----------------------------------------------------
                                                                            Before tax       Tax Benefit       Net of Tax
                                                                              amount          (Expense)          Amount
                                                                          ----------------- ---------------- -----------------
Unrealized security gains (losses) arising during the period                  $17,551          $ (5,309)         $ 12,242
Less: reclassification adjustment for gains  realized in net income             3,187           (1,163)             2,024
                                                                            -------------------------------------------
Net change during period                                                      $14,364          $(4,146)          $ 10,218
                                                                            ===========================================

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

YEAR 2000 COMPLIANCE

Hudson United Bancorp has been involved since 1996 in preparing its computer systems and applications to meet the challenge of the new millennium. The Company has established a "Year 2000 Team" which is responsible for ensuring implementation of the required changes to avoid business disruption. The process involves analyzing and replacing existing computer hardware and software as needed. The Company is in compliance with Y2K readiness through phases I, II, and III. Additionally, the Company is assessing how problems with third party computer systems may impact its business operations. To date, the Company has not identified any material third party problems, but will continue to assess the situation throughout 1999.

The Company's review of computer and noninformation technology systems was completed by December 31, 1998. The Company is using 1999 for testing and implementation of system changes. We believe that all of our mission critical systems are compliant. However, limited precautionary testing of these systems will continue through the end of the year.

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

RESULTS OF OPERATIONS

OVERVIEW

Net income for the three-month period ended September 30, 1999 was $25.7 million compared to a net loss of $20.1 million for the same period in 1998. Fully diluted earnings per share amounted to $0.65 for the 1999 third quarter. The Company had a $.50 per share loss for the 1998 third quarter. The 1998 quarter included a loss on assets held for sale and merger-related and restructuring charges ("special charges") that amounted to $42.7 million after-tax. Excluding the special charges, net income for the 1998 period was $22.5 million and fully diluted earnings per share was $0.55. The increase in operating earnings was primarily due to higher net interest and noninterest income. Partially offsetting the net revenue increases was an unfavorable variance in noninterest expense and a higher loan loss provision. Higher income from the Shoppers Charge and mortgage divisions and increased sales of alternative investment products were major factors underlying the increase in net revenue for the third quarter of 1999 compared to the same period in 1998. For the three-months ended September 30, 1999, return on average assets was 1.43% and return on average equity was 24.79%. Excluding special charges in the same 1998 period, return on average assets was 1.31% and return on average equity was 18.49%.

Net income for the nine-months ended September 30, 1999 was $75.7 million compared to a net loss of $0.6 million for the same period in 1998. Fully diluted earnings per share amounted to $1.89 for the first nine months of 1999. In the corresponding 1998 period, the Company had a net loss per share of $0.02. The 1998 period included special charges that amounted to $61.5 million after-tax. Excluding the special charges, operating earnings for the 1998 period were $60.8 million and fully diluted earnings per share amounted to $1.46. The higher operating earnings resulted from improved net revenue, lower noninterest expenses, and a decline in the provision for possible loan losses. As in the third quarter, higher income from the Shoppers Charge and mortgage divisions and increased sales of alternative investment products were major factors contributing to the increase in net revenue for the nine-months ended September 30, 1999 compared to the same 1998 period. Return on average assets was 1.47% and return on average equity was 23.71% for the first nine months of 1999. Excluding the special charges in the corresponding 1998 period, return on average assets was 1.23% and return on average equity was 16.28%.

NET INTEREST INCOME

Net interest income amounted to $67.1 million for three-month period ended September 30, 1999 and $64.4 million for the three-month period ended September 30, 1998. Average interest-earning assets were $360 million higher in the third quarter of 1999 compared to the same period in 1998. The net interest margin was 4.01% and 4.06% for the third quarter of 1999 and 1998, respectively. Interest income increased by $2.8 million in the third quarter of 1999 compared to the third quarter of 1998 due to higher income from investment securities, which resulted mainly from higher average volumes. Interest expense for the three-months ended September 30, 1999 was $0.1 million higher than the same 1998 period due to higher interest expense on borrowings, partially offset by lower interest expense on deposits. The increase in borrowing expense was primarily due to higher average volumes. The decline in deposit expense resulted from lower average volumes and a decreased cost of deposits.

For the nine-month period ended September 30, 1999 and 1998, net interest income was $197.4 million and $190.8 million, respectively. Average interest-earning assets were $291 million higher in the 1999 period compared to the same period in 1998. The net interest margin was 4.10% and 4.15% for the first nine months of 1999 and 1998, respectively. Interest income increased by $1.8 million for the first nine months of 1999 compared to the first nine months of 1998 due to higher income from investment securities, partially offset by lower income from loans and short term money market investments. The favorable variance in interest income on investment securities was due mainly to higher average volumes. The year to year decline in interest income on loans was primarily due to lower yields and the decrease in interest income from short term money market investments resulted mainly from lower average volumes. Interest expense for the nine-months ended September 30, 1999 was $4.8 million below the same 1998 period as lower expense on deposits more than offset higher expense for borrowings. As in the third quarter, the decrease in interest expense on deposits resulted from lower average volumes and a lower cost of deposits. A higher average volume of borrowings was the primary reason for the increase in borrowing interest expense.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $3.3 million and $2.8 million for the three-month periods ended September 30, 1999 and 1998, respectively. For the nine-month periods ended September 30, 1999 and 1998, the provision for possible loan losses was $8.3 million and $11.9 million, respectively. The decline in the provision for the nine-month period was primarily due to the inclusion in the 1998 period of a $3.5 million provision taken by the former Poughkeepsie Financial Corporation to bring its reserve policy in line with that of Hudson United Bancorp. The allowance for possible loan losses (the "Allowance") amounted to $54.8 million at September 30, 1999 compared to $53.5 million at year-end 1998. The Allowance represented 1.55% and 1.58% of total loans at September 30, 1999 and December 31, 1998, respectively.

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

     o    Actual losses

     o    Peer comparisons with other financial institutions

     o Economic data associated with the real estate market in the Company's area of operations

     o Opportunities to dispose of marginally performing loans for cash consideration

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance for Loan Losses to be adequate at September 30, 1999.

The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:

                             ASSET QUALITY SCHEDULE
                                 (In Thousands)

                                                   9/30/99    12/31/98
                                                   -------    --------
Nonaccrual Loans:
   Commercial                                      $ 4,799    $ 4,852
   Real Estate                                      17,427     10,683
   Consumer                                          1,890      2,094
                                                   =======    =======
      Total Nonaccrual Loans                        24,116     17,629
Renegotiated Loans                                   1,624      3,269
                                                   -------    -------
      Total Nonperforming Loans                     25,740     20,898
Other Real Estate Owned                              1,691      3,727
                                                   =======    =======
      Total Nonperforming Assets                   $27,431    $24,625
                                                   =======    =======
Nonaccrual Loans  to Total Loans                      0.68%      0.52%
Nonperforming Assets to Total Assets                  0.38%      0.36%
Allowance for Loan Losses to Nonaccrual Loans          227%       303%
Allowance for Loan Losses to Nonperforming Loans       213%       256%
Loans Past Due 90 Days or More and Accruing
      Commercial                                   $ 2,152    $ 2,340
      Real Estate                                    8,734      5,547
      Consumer                                       2,086      2,470
      Credit card                                    3,033      3,126
                                                   =======    =======
         Total Past Due Loans                      $16,005    $13,483
                                                   =======    =======

The following table presents the activity in the allowance for possible loan losses for the periods indicated:

                                                   Summary of Activity in
                                                       the Allowance

                                                    Broken Down by Loan
                                                          Category

                                              Nine Months Ended  Year Ended
                                                  9/30/99         12/31/98
                                              ----------------   -----------
                                                  (Dollars in thousands)

Amount of Loans Outstanding at Period End     $ 3,533,896        $ 3,386,810
                                              ===========        ===========
Daily Average Amount of Loans Outstanding     $ 3,461,541        $ 3,521,561
                                              ===========        ===========
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year                  $    53,499        $    65,858
Loans charged off:
     Real estate mortgages                         (2,804)            (8,050)
     Commercial                                    (2,806)            (2,498)
     Consumer                                      (6,981)           (11,457)
     Write down of Assets held for sale (1)          --               (9,521)
                                              -----------        -----------
          Total loans charged off                 (12,591)           (31,526)
                                              -----------        -----------
Recoveries:
     Real estate mortgages                            952                651
     Commercial                                       744                669
     Consumer                                       2,534              1,523
                                              -----------        -----------
          Total recoveries                          4,230              2,843
                                              -----------        -----------
Net loans charged off                              (8,361)           (28,683)
Allowance of acquired companies                     1,350              1,950
Provision for loan losses                           8,300             14,374
                                              -----------        -----------
Balance at end of period                      $    54,788        $    53,499
                                              ===========        ===========
Ratio of Annualized Net Loans Charged
   Off During Period to Average
   Loans Outstanding                                 0.32%              0.81%
                                              ===========        ===========

----------

(1) The writedown of assets held for sale pertained to the planned disposal of $54 million of nonaccrual loans.

NONINTEREST INCOME

Noninterest income, excluding security gains and loss on assets held for sale, increased to $18.8 million for the third quarter of 1999 compared to $13.5 million in the third quarter of 1998. For the nine-months ended September 30, 1999 and 1998, non-interest income, excluding security gains and loss on assets held for sale, was $51.4 million and $39.3 million, respectively. These increases reflect higher income from the Shoppers Charge and mortgage divisions and increased sales of alternative investment products. Security gains for the three-month period ended September 30, 1999 were $0.8 million and $16 thousand for the corresponding 1998 period. Security gains amounted to $2.8 million for the first nine-months of 1999 and $3.2 million for the first nine months of 1998. For the three and nine-month periods ended September 30, 1998, the Company had a $23.3 million loss on assets held for sale which resulted from the writedown of assets held for sale pertaining to the planned disposal of $54 million of nonaccrual loans.

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 1999 was $42.9 million compared to $78.4 million in the third quarter of 1998. The amount for 1998 includes $38.5 million of merger-related restructuring costs that were recorded in that period. Excluding the 1998 charges, the year to year increase in expenses of $3.0 million primarily reflects the higher cost of supporting our expanding business lines. Noninterest expense for the first nine months of 1999 and 1998 amounted to $125.7 million and $192.4 million, respectively. The 1998 period included $66.3 million of merger-related restructuring costs. Excluding the 1998 charges, noninterest expenses were down slightly, $0.4 million, in 1999 compared to 1998. The 1999 expense level reflects the higher cost of supporting our expanding business lines, the successful integration of the 1998 acquisitions, the consolidation of the Company's three banking subsidiaries into a single bank charter and the establishment of a single brand name, and the decision to terminate the Company's interest in a computer processing joint venture and to outsource internal processing systems. The net effect of these initiatives was immaterial and has been provided for within the reserves established for such programs. The efficiency ratio in the third quarter of 1999 was 45.6%, down from 46.5% in the third quarter of 1998. The efficiency ratio for the first nine months of 1999 was 46.4% compared to 50.5% for the same 1998 period. The 1998 ratios exclude the aforementioned special charges.

FINANCIAL CONDITION

Total assets amounted to $7.2 billion at September 30, 1999, an increase of $462 million from $6.8 billion at December 31, 1998. At September 30, 1999, total loans were $3.5 billion and total investment securities were $3.1 billion. Total loans increased $147 million and total investment securities increased $232 million from year-end 1998. Credit card loans increased $117 million from December 31, 1998 primarily due to the purchase of credit card portfolios. The increase in the investment securities portfolio was due primarily to leveraging employed to utilize the Company's capital position. Intangibles, net of amortization, increased from $79.0 million at December 31, 1998 to $102.7 million at September 30, 1999, due primarily to the addition of the goodwill created from the First International Bank branch and Little Falls Bancorp, Inc. acquisitions.

Deposits were $4.8 billion at September 30, 1999 and $5.1 billion at December 31, 1998. At September 30, 1999, borrowings amounted to $1.8 billion compared to $822 million at December 31, 1998. The increase in borrowings resulted from the higher asset level and lower deposit level at the September 30, 1999 compared to year-end 1998. Total stockholders' equity at September 30, 1999 was $405 million compared to $457 million at December 31, 1998. The change in stockholders' equity was primarily attributable to the net purchase (gross shares purchased less shares reissued) of $54 million of treasury shares.

The Company is not aware of any current recommendations by the regulatory authorities which would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at September 30, 1999, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

                                                 Ratios at          Regulatory
                                               Sept. 30, 1999       Guidelines
                                               --------------       -----------
     Tier I Risk-Based Capital                     10.19%              6.0%
     Total Risk-Based Capital                      13.90%             10.0%
     Tier 1 Leverage Ratio                          5.85%              4.0%

PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (3)(A) The Certificate of Incorporation of the Company in effect on May 11, 1999. (Incorporated by reference from the Company's Amended Quarterly Report on Form 10 Q/A for the quarter ended June 30, 1999 filed September 10, 1999, Exhibit (3a)).

         (3)(B) The By-Laws of the Company. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit (3b)).

        (10)(A) The Agreement and Plan of Merger between Hudson United Bancorp and Dime Bancorp, Inc. dated September 15, 1999. (Incorporated by reference from the Company's filing on Form 8-K dated September 24, 1999, Exhibit (99.1)).

        (10)(B) The Stock Option Agreement between Dime Bancorp, Inc. and Hudson United Bancorp dated September 16, 1999. (Incorporated by reference from the Company's filing on Form 8-K dated September 24, 1999, Exhibit (99.2)).

        (10)(C) The Stock Option Agreement between Hudson United Bancorp and Dime Bancorp, Inc. dated September 16, 1999. (Incorporated by reference from the Company's filing on Form 8-K dated September 24, 1999, Exhibit (99.3)).

(b)     Reports on From 8-K

        (1) On July 26, 1999, Hudson United Bancorp filed a Form 8-K Item 5 (date of earliest event -- July 15, 1999), containing Hudson United Bancorp's press release reporting earnings for the second quarter of 1999.

        (2) On September 16, 1999, the Company filed a Form 8-K Item 5 (date of earliest event -- September 15, 1999), to announce the signing of a definitive agreement to enter into a merger of equals with Dime Bancorp, Inc.

        (3)       On September 20, 1999, Hudson United Bancorp filed a Form 8-K
                  Item 5 (date of earliest event -- September 20, 1999), containing certain investor presentation materials related to the merger of equals between Hudson United Bancorp and Dime Bancorp, Inc.

        (4)       On September 24, 1999, Hudson United Bancorp filed a Form
                  8-K Item 5 (date of earliest event -- September 15, 1999), containing the merger agreement and stock option agreement in connection to the merger of equals between Hudson United Bancorp and Dime Bancorp, Inc.

        (5)       On September 24, 1999, Hudson United Bancorp filed a Form 8-K
                  Item 5 (date of earliest event -- July 15, 1999), announcing adjournments of the special meetings of shareholders to vote on the mergers between Hudson United Bancorp, JeffBanks, Inc., and Southern Jersey Bancorp of Delaware, Inc. The meetings were adjourned in light of the previously announced merger of Hudson United Bancorp with Dime Bancorp, Inc., in order to permit the preparation and dissemination of supplemental proxy materials.

        (6)       On October 5, 1999, Hudson United Bancorp filed a Form 8-K
                  Item 5 (date of earliest event -- September 15, 1999), containing supplemental proxy materials for the acquisitions of JeffBanks, Inc. and Southern Jersey Bancorp of Delaware, Inc.

        (7)       On October 15, 1999, Hudson United Bancorp filed a Form 8-K
                  Item 5 (date of earliest event -- October 14, 1999), containing Hudson United Bancorp's press release reporting earnings for the third quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Hudson United Bancorp


November 15, 1999                /s/ KENNETH T. NEILSON
-----------------                -----------------------------------------------
Date                             Kenneth T. Neilson
                                 Chairman, President & Chief Executive Officer


November 15, 1999                /s/ JOSEPH F. HURLEY
-----------------                -----------------------------------------------
Date                             Joseph F. Hurley
                                 Executive Vice President &
                                 Chief Financial Officer