Form 10-K/A
period 1998-12-31
HUDSON UNITED BANCORP
filed 2000-01-31
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM l0-K/A
                                (Amendment No. 3)

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

                         Commission file number 1-08660

                              Hudson United Bancorp
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

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

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

The amendment on Form 10-K/A is being filed to add certain Part III information about Betsy Z. Cohen and William H. Lamb, former directors of JeffBanks, Inc. who became directors of Hudson United Bancorp upon the merger of JeffBanks into Hudson United, and to correct a typographical error in Exhibit 13 to properly show the names of Arthur Andersen LLP on their report on Hudson United's financial statements.

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

Both Betsy Z. Cohen and William H. Lamb became directors of Hudson United Bancorp in 1999 in connection with Hudson's acquisition of JeffBanks, Inc. The following information about Mrs. Cohen and Mr. Lamb, is derived from the JeffBanks, Inc. 1999 Annual Proxy Statement.

Mrs. Cohen, age 56, had the following principal occupations for the prior five years: She served as Chairman of the Board of Directors, Chief Executive Officer and a director of JeffBanks, Inc. since 1981, as Chairman of the board of directors, Chief Executive Officer and a director of Jefferson Bank since 1974 and as Chairman of the board of directors and a director of Jefferson Bank of New Jersey since 1988. Mrs. Cohen is also Chairman, Chief Executive Officer and a trustee of Resource Asset Investment Trust, a publicly-traded real estate investment trust, and a director of Life Technologies, Inc. and Aetna Inc.

Mr. Lamb, age 58, had the following principal occupations for the prior five years: He served as Secretary and a director of the JeffBanks, Inc. and Jefferson Bank since 1981 and 1974, respectively. Mr. Lamb has been a senior member of the Chester County, Pennsylvania law firm of Lamb, Windle & McErlane, P.C. since 1970.

     The following table sets forth information concerning the beneficial ownership of Hudson United Bancorp Common Stock by Mrs. Cohen and Mr. Lamb as of December 1, 1999 and is derived from their filings on Form 4 as of that date.

                           Number of Common
    Name                Shares Beneficially Owned              Percent of class
    ----                -------------------------              ----------------
Betsy Z. Cohen                 1,261,011(1)                         2.42%

William H. Lamb                  513,705(2)                         0.98%


(1) of this total, 96,895 shares are held by Mrs. Cohen's spouse, 17,597 shares are held by Mrs. Cohen as custodian for her children, 211,282 shares are held in the name of trusts for which Mrs. Cohen acts as trustee, and 517,766 shares are held by a limited partnership of which Mrs. Cohen is a general partner.

(2) of this total, 90,768 shares are held by Mr. Lamb's spouse, 106,745 shares are held by Mr. Lamb and his spouse jointly, and 50,535 shares are held in the name of trusts for which Mr. Lamb acts as trustee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HUBCO's Proxy Statement for its 1999 Annual Meeting under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management", contains the information required by Item 13 and that information is to be incorporated herein by reference.

JeffBanks, Inc. and its subsidiaries entered into several related party transactions with Mrs. Cohen and Mr. Lamb and their respective spouses. The following information about Mrs. Cohen and Mr. Lamb is derived from the JeffBanks, Inc. 1999 Annual Proxy Statement, except as noted.

Jefferson Bank leased facilities at 1607-1609 Walnut Street from Jefferson Associates II. Jefferson Associates II is a Pennsylvania limited partnership, the partners of which are also comprised principally of persons related to JeffBanks, Inc. and Jefferson Bank as officers, directors or legal counsel. Edward E. Cohen, husband of Mrs. Cohen, and Patricia K. Lamb, the wife of Mr. Lamb, are limited partners of Jefferson Associates II. A lease was executed in December 1985 and amended effective April 1988 to include the 1609 Walnut Street space. As amended, the lease provides for a twenty-year term, with a five-year renewal option, at an annual gross rental base of $152,216. The lease provides for yearly escalations based upon increases in the cost of living, with a minimum increase of 3% and a maximum increase of 7% in any such year. In addition, under the terms of the lease, Jefferson Bank is responsible for payment of taxes, utilities and insurance on the building.

Jefferson Bank intends to sublet a portion of the space not used for its branch location to Brandywine Construction & Management, Inc., of which Mr. Cohen is a director and minority shareholder. Jefferson Bank has also leased premises for its Manayunk branch office from Canal House Historic Associates, a Pennsylvania limited partnership which may be deemed to be an affiliate of Mr. Cohen. The initial term of the lease expired in May 1995, whereupon Jefferson Bank exercised the first of three five-year renewal options at an annual base rent of $46,095. During the second and third renewal terms, base rent will be the prevailing market rent, provided that the minimum annual rent payable during the second renewal term is $48,250 and during the third renewal term is $53,372. The maximum annual rent in any renewal period cannot exceed 120% of the rent paid at the expiration of the prior period. Jefferson Bank of New Jersey has leased premises for its Haddon Heights branch office from Jefferson Associates NJ, L.P., a New Jersey limited partnership comprised of directors of Jefferson Bank of New Jersey. Mrs. Cohen and Mr. Cohen are limited partners of the partnership. The lease provides for a term expiring March 1,2001 at an annual rental of $133,860.

In March 1998 RAI, of which Mr. Cohen is an executive officer and director, established an $18.0 million revolving credit facility with Jefferson Bank for RAI's commercial mortgage loan operations. No borrowings have been made under this facility to date. The facility was made available to RAI in the ordinary course of Jefferson Bank's business on substantially the same terms, including interest rate and collateral, as those prevailing for comparable transactions with unrelated parties. In the event that any part of this facility is drawn down, it is management's opinion that the loan will not represent a greater than normal risk of collectibility or present other unfavorable features.

In addition to the transactions listed above, which were described in the JeffBanks, Inc. proxy statement, Mrs. and Mr. Cohen and Mr. And Mrs. Lamb may have been customers of, and have had normal banking relationships with, Jefferson Bank and Jefferson Bank New Jersey. However, any such relationship was on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Also, since January 1, 1999, JeffBanks, Inc. and its subsidiaries paid Mr. Lamb and the firm Lamb, Windle & McErlane, P.C., of which Mr. Lamb is a member, legal and consulting fees in excess of $60,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HUDSON UNITED BANCORP


Dated: January 31, 2000                     By:   D. LYNN VAN BORKULO-NUZZO
                                                --------------------------------
                                                  D. Lynn Van Borkulo-Nuzzo,
                                                  Executive Vice President