Form 10-K
period 1999-12-31
HUDSON UNITED BANCORP
filed 2000-03-31
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended December 31, 1999

                                    OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from _____________ to _____________

                      Commission file number 0-10699

                            Hudson United Bancorp
             (Exact name of registrant as specified in its Charter)

          New Jersey                                        22-2405746
(State or other jurisdiction of Incorporation     I.R.S. Employer Identification
or organization                                    No.

              1000 MacArthur Blvd.
              Mahwah, New Jersey                                     07430
      (Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number, including area code:(201)236-2600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                   None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

            Common Stock, no par value       Series B Preferred Stock
                (Title of Class)                 (Title of Class)

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
    Form 10-K.   [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 27, 2000 was $1,029,830,711.

    The number of shares of Registrant's Common Stock, no par value, outstanding as of March 27, 2000 was 51,652,951.

                              Hudson United Bancorp

                             Form l0-K Annual Report
                   For The Fiscal Year Ended December 31, 1999

                                     PART I

ITEM 1.    BUSINESS


           (a) General Development of Business

Hudson United Bancorp ("HUB" or "Registrant" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company was organized under the laws of New Jersey in 1982 by Hudson United Bank ("Hudson United" or the "Bank") for the purpose of creating a bank holding company for Hudson United. The Company directly owns Hudson United, HUBCO Capital Trust I, HUBCO Capital Trust II, JBI Capital Trust I, Jefferson Delaware Inc., and AMFDCM, Inc. In March 1999, the former Lafayette American Bank and Bank of the Hudson were merged into Hudson United. In addition, the shareholders of the Company on April 21, 1999 approved an amendment to the certificate of incorporation to change the name of the Company from HUBCO, Inc. to Hudson United Bancorp. The Company is also the indirect owner, through Hudson United, of 19 subsidiaries.

      Merger Agreement with Dime Bancorp, Inc.

HUB and Dime Bancorp, Inc. ("Dime") have entered into an Agreement and Plan of Merger, dated as of September 15, 1999, and amended and restated on December 27, 1999. The agreement provides for HUB and Dime to merge, with Dime as the surviving corporation changing its name to Dime United Bancorp, Inc. ("Dime United"). In the merger, each share of HUB stock is to be converted into one share of Dime United stock, and each share of Dime stock is to be converted into
0.60255 of a share of Dime United stock. Based on that exchange ratio, immediately after the merger, Dime shareholders would own 56% of the outstanding Dime United stock and HUB shareholders would own 44%. The merger is structured generally to be tax-free to both Dime and Hudson shareholders.

Completion of the merger is subject to a number of conditions, many of which are outside the control of HUB. Among the conditions which have not yet been met are the receipt of bank regulatory approval and approval of the merger agreement by HUB and Dime shareholders. For HUB shareholders to approve the merger, a majority of votes cast at a special meeting by holders of HUB stock outstanding on the record date for that meeting must be voted in favor of the merger agreement. For Dime shareholders to approve the merger, a majority of the shares of Dime stock outstanding on the record date for the Dime special meeting must be voted in favor of the merger agreement.

On March 5, 2000, North Fork Bancorporation ("North Fork") announced that it was commencing a hostile, unsolicited bid to acquire Dime. On March 9, 2000, Dime and HUB jointly announced that they would delay their special shareholder meetings to vote on the merger from March 15 to March 24, 2000, in order to provide additional time for dissemination to shareholders of information about recent developments. On March 21, 2000, Dime and HUB jointly announced that they would further delay their special shareholder meetings. HUB announced that it would adjourn its meeting until Thursday, May 18, 2000 and that shareholders of record as of February 7, 2000 would be eligible to vote at the meeting. Dime announced that it would postpone its meeting until Wednesday, May 17, 2000 and that shareholders of record as of March 30, 2000 would be eligible to vote at the meeting. The actions that have been taken by North Fork since March 5, 2000 may make it difficult for Dime to obtain the requisite shareholder approval that is needed under Delaware law for Dime to consummate the transaction with HUB as contemplated by the merger agreement.

HUB and Dime have both reiterated their commitment to the proposed merger. If the merger agreement with Dime is terminated, HUB expects to continue with its acquisition strategy described below. HUB believes that the Company's adherence to, and successful implementation of, this strategy have been among the primary reasons for the increase in shareholder value which HUB experienced during the past decade.

      Stock Option Granted by Dime to HUB

      As an inducement for HUB to enter into the merger agreement, Dime agreed to grant HUB an option to purchase shares of Dime stock. As explained below, there has been an initial triggering event under that option. The option agreement was filed as an annex to our February 9th joint proxy statement-prospectus, and the following description is qualified by reference to the full agreement. Under the option, HUB can purchase up to 22,271,682 shares of Dime stock. Although these numbers are subject to adjustment in certain cases, including the issuance of additional shares, they will never exceed 19.9% of the number of shares of Dime stock outstanding immediately before exercise of the option. The exercise price of the option is $17.75 per share of Dime stock, but the per share option price is subject to adjustment in certain cases, including stock dividends, recapitalizations and other changes in capitalization. The exercise price was determined by using the closing price for Dime stock on September 14, 1999, the day before the merger was announced.

      HUB issued a substantially identical option to Dime, which if it were to be triggered would allow Dime to purchase up to 8,383,253 shares of HUB common stock on similar terms, and with an exercise price of $29 1/4.

      Exercise and Expiration. HUB can exercise its option if both an initial triggering event and a subsequent triggering event occur prior to the occurrence of an exercise termination event, as these terms are described below. The purchase of any shares of Dime stock pursuant to the options is subject to compliance with applicable law and cannot be made if HUB is in material breach of obligations it has undertaken in the merger agreement.

      The option agreement describes a number of different events as initial triggering events. Generally, an initial triggering event will occur when Dime enters into, proposes to enter into, or is the subject of an acquisition transaction or a proposed acquisition transaction. North Fork's filing of its official offer documents constituted an initial triggering event.

      The stock option agreement generally defines the term subsequent triggering event to mean any of the following events or transactions:

o the acquisition by a third party of beneficial ownership of 25% or more of the outstanding common stock of Dime or

o Dime or any of its subsidiaries, without the prior written consent of HUB, enters into an agreement to engage in certain types of acquisition transactions with a third party, or the board of directors of Dime recommends that its stockholders approve or accept any acquisition transaction, other than the merger.

The stock option agreement defines the term exercise termination event to mean any of the following:

o     completion of the Dime-HUB merger;

o termination of the merger agreement in accordance with its terms if before an initial triggering event, provided that this would not include a termination of the merger agreement by HUB based on a willful breach by Dime of a representation, warranty, covenant or other agreement contained in the merger agreement; or

o the passage of 18 months, subject to extension in order to obtain required regulatory approvals, after termination of the merger agreement if the termination follows the occurrence of an initial triggering event or is a termination of the merger agreement by HUB based on a willful breach by Dime of a representation, warranty, covenant or other agreement contained in the merger agreement.

      Under these circumstances, an exercise termination event will occur either upon consummation of the HUB-Dime merger or 18 months after termination of the merger agreement, subject to extension to obtain required regulatory approval.

      The option may be exercised in whole or in part within six months following the subsequent triggering event. The right to exercise the option and certain other rights under the stock option agreement is subject to an extension in order to obtain required regulatory approvals and comply with applicable regulatory waiting periods and to avoid liability under the short-swing trading restrictions contained in Section 16(b) of the Securities Exchange Act. The option price and the number of shares issuable under the option are subject to adjustment in the event of specified changes in the capital stock of Dime. Nevertheless, HUB may not exercise the option if it is in material breach of any of certain covenants or agreements under the merger agreement.

      Rights of the Grantee of the Option. At any time after a repurchase event, as this term is described below, upon the request of HUB, Dime may be required to repurchase the option and all or any part of the shares issued under the option. The repurchase of the option will be at a price per share equal to the amount by which the option repurchase price, as that term is defined in the stock option agreement, exceeds the option price. The term repurchase event is defined to mean:

o the acquisition by any third party of beneficial ownership of 50% or more of the outstanding shares of Dime's common stock or

o     the consummation of certain other acquisition transactions.

      The stock option agreement also provides that HUB may, at any time within 90 days after a repurchase event, surrender the option and any shares issued under the option for a cash fee equal to $50 million, adjusted if there have been purchases of stock under the option and gains on sales of stock purchased under the option. This cash fee establishes an effective minimum value of the option. The actual value of the option to HUB may substantially exceed $50 million.

      If prior to an exercise termination event Dime enters into certain transactions in which it is not the surviving corporation, certain fundamental changes in its capital stock occur, or Dime sells all or substantially all of its or its significant subsidiaries' assets, the option will be converted into or exchangeable for a substitute option, at HUB's election, of:

o     the continuing or surviving person of a consolidation or merger,

o     the acquiring person in a plan of exchange in which Dime is acquired,

o the issuer in a merger or plan of exchange in which Dime is the acquiring person,

o the transferee of all or substantially all of the assets of Dime or its significant subsidiary, or

o     any person that controls any of these entities, as the case may be.

      The substitute option will have the same terms and conditions as the original option. However, if the terms of the substitute option cannot be the same as those of the option by law, the terms of the substitute option will be as similar as possible and at least as advantageous to the grantee.

           Recent Growth of Hudson United Bancorp

The Company's acquisition philosophy is to seek in-market or contiguous market opportunities which can be accomplished with little or no dilution to earnings. From October 1990 through December 1999, the Company has acquired 31 institutions. During this time the company has grown from total assets of $550 million to $9.7 billion at December 31, 1999 and has expanded its branch network from 15 branches to over 200 branches. Over $700 million of these assets and liabilities were acquired through government assisted transactions which allowed the Company to reprice deposits, review loans and purchase only those loans which met its underwriting criteria. The balance of the acquisitions were accomplished in traditional negotiated transactions.

The Company consummated six acquisitions in 1999. On March 26, 1999, the Company completed its purchase of $151 million in deposits and a retail branch office in Hartford, Connecticut from First International Bank.

On May 20, 1999, the Company acquired Little Falls Bancorp, Inc. ("LFB") which had assets of approximately $341 million and operated six offices in the Hunterdon and Passaic counties of New Jersey.

On October 22, 1999, the Company acquired the assets of Lyon Credit Corporation, a $350 million asset finance company and subsidiary of Credit Lyonnais Americas.

On December 1, 1999, the Company completed its purchase of loans (approximately $148 million) and other financial assets, as well as assumed the deposit liabilities (approximately $112 million) of Advest Bank and Trust. In addition, a strategic partnership with Advest, Inc. was consummated on October 1, 1999, in which Hudson United Bank became the exclusive provider of banking products and services to the clients of Advest, Inc.

The above 1999 acquisitions were accounted for under the purchase method of accounting.

On November 30, 1999, the Company completed its acquisition of JeffBanks, Inc. ("Jeff"), a $1.8 billion bank holding company with 32 branches located throughout the greater Philadelphia area of Pennsylvania and Southern New Jersey.

On December 1, 1999, the Company completed its acquisition of Southern Jersey Bancorp ("SJB"), a $425 million asset institution with 17 branches in Southern New Jersey.

The above 1999 acquisitions were accounted for using the pooling-of-interests method of accounting.

           Summary of Acquisitions

The following chart summarizes the acquisitions undertaken by the Company since October 1990. The amounts shown as "Purchase Price" represent either cash paid or the market value of securities issued by Hudson United Bancorp to the shareholders or owners of the acquired entity:

                                             PURCHASE           DEPOSITS            LOANS
                                              PRICE             ASSUMED            PURCHASED             BRANCHES
INSTITUTION                                (IN MILLIONS)        (IN MILLIONS)      (IN MILLIONS)         ACQUIRED
-----------------------------------------------------------------------------------------------------------------
Mountain Ridge State Bank                  $     0.3             $    47            $    12                  1
Meadowlands National Bank                        0.4                  36                 22                  3
Center Savings and Loan                          0.1                  90                 79                  1
Irving Federal Savings and Loan                  0.1                 160                 62                  5
Broadway Bank and Trust                          3.4                 346                 10                  8
Pilgrim State Bank                               6.0                 123                 47                  6
Polifly Federal Savings and Loan                 6.2                 105                  1                  4
Washington Savings Bank                         40.5                 238                169                  8
Shoppers Charge Accounts                        16.3                  --                 56                 --
Jefferson National Bank                          9.7                  85                 42                  4
Urban National Bank                            38.22                  204                90                  9
Growth Financial Corp                           25.6                 110                102                  3
CrossLand Federal Savings Branches               3.0                  60                  1                  3
Lafayette American Bank & Trust                120.0                 647                548                 19
Hometown Bancorporation, Inc.                   31.6                 162                 99                  2
UST Bank, CT                                    13.7                  95                 70                  4
Westport Bancorp, Inc.                          67.8                 259                183                  7
The Bank of Southington                         26.7                 122                 85                  2
Security National Bank & Trust                  11.0                  77                 48                  4
Poughkeepsie Financial                         136.0                 611                648                 16
MSB Bancorp                                    115.0                 686                375                 16
First Union Branches                            32.0                 320                  1                 23
Community Financial                             29.6                 137                 87                  8
Dime Financial                                 201.0                 817                374                 11
IBS Financial                                  227.0                 560                218                 10
FNB Branch Purchase                              9.1                 151                 --                  1
Little Falls Bancorp, Inc.                      55.0                 234                153                  6
Lyon Credit Corporation                     not disclosed             --                350                 --
Advest Bank & Trust Assets/Liabilities           2.0                 112                148                 --
JeffBanks, Inc.                                371.0               1,380              1,429                 32
Southern Jersey Bancorp                         54.0                 382                213                 17


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

On November 8, 1993, the Company's Board of Directors approved a stock repurchase plan and authorized management to repurchase up to 10% of its outstanding common stock per year. There is no assurance that the Company will purchase the full amount authorized in any year. The acquired shares are to be held in treasury and to be used for stock option and other employee benefit plans, stock dividends or in connection with the issuance of common stock in pending or future acquisitions. During 1999, the Company purchased 3.7 million shares at an aggregate cost of $121.4 million. During 1999, 3.7 million shares were reissued for the stock dividend, stock options, other employee benefit plans and acquisitions.

           Other Subsidiaries

In 1983, HUB formed a directly owned subsidiary called HUB Financial Services, Inc., which was a wholly owned data processing subsidiary. In 1995, HUB sold 50% of the stock in HUB Financial Services, Inc. to United National Bank. HUB simultaneously made a capital contribution of the remaining 50% to Hudson United Bank. The joint venture was operated pursuant to the provisions of the Bank Service Corporation Act. Simultaneously with the sale of 50% to United National Bank, the name of HUB Financial Services, Inc. was changed to United Financial Services, Inc.("UFS"). UFS ceased to provide data processing and imaged check processing services to both of its owner banks in October 1999. UFS is in the process of dissolution.

In 1997, Hudson United established a directly owned subsidiary called HUB Mortgage Investments, Inc. At December 31, 1999, this wholly owned subsidiary had $130 million of mortgage loans and $692 million in mortgage-related investment securities and operates as a real estate investment trust.

As of December 31, 1999, $37 million and $109 million of Hudson United's investment portfolio is being managed by Hendrick Hudson Corp. of New Jersey and F&M Investment Company, respectively. Hendrick Hudson Corp. of New Jersey was established in 1987 and F&M Investment Company was established in 1984.

In 1998, three additional investment companies were established - NJ Investments of Delaware, Inc., LAB Investment Corp. of Delaware, Inc., and BOTH Investments of Delaware, Inc. In 1999, in conjunction with the merger of Lafayette American Bank and Bank of the Hudson into Hudson United, LAB Investment Corp. of Delaware, Inc. and BOTH Investments of Delaware, Inc. were merged into NJ Investments of Delaware, Inc. As of December 31, 1999, $1.2 billion of Hudson United's investment portfolio was being managed by NJ Investments of Delaware, Inc.

In 1995, the Company established a directly owned subsidiary called HUB Investment Services, Inc. This wholly owned subsidiary provided brokerage services through an agreement with BFP Financial Partners, Inc. which is a subsidiary of Legg Mason, Inc. In August 1997, the Company made a capital contribution of this subsidiary to Hudson United. In February of 1998, the agreement with BFP Financial Partners, Inc. was terminated. The subsidiary is currently inactive.

Hudson United owns 11 real estate holding companies that engage in various aspects of the real estate business. They are: Fair Street Associates, Inc., Markgard Realty, Inc., Maramet Apartments of West Virginia, Inc., Plural Realty of Chappaqua, Inc., Riverdale Timber Ridge, Inc., Plural Realty, Inc. Posabk, Inc., PSB Associates, PSB Building Corp., Atlantic Company, Inc. and Woulf Asset Holdings.

Hudson United owns Hudson Trader Brokerage Services, which offers a full range of investment, and insurance products and services.

           Employee Relations

Hudson United Bank enjoys a good relationship with its employees and is currently not party to any collective bargaining agreements.

           Regulatory Matters

The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit the options of its management to deploy assets and maximize income. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on HUB cannot be determined at this time. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on HUB or its banks. It is intended only to briefly summarize some material provisions.

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

The regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least
4.0 percent, or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of "well capitalized". An institution will be classified as

"undercapitalized" if it (i)has a total risk-based capital ratio of less than
8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent, or
(b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than
6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

As of December 31, 1999, the Bank's capital ratios exceed the requirements to be considered a well capitalized institution under the FDIC regulations.

Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with that category. A minimum risk-based capital to risk based assets ratio of 8.00% must be attained. At least one half of an institution's total risk-based capital must consist of Tier 1 capital, and the balance may consist of Tier 2, or supplemental capital. Tier 1 capital consists primarily of common stockholders' equity along with preferred or convertible preferred stock, qualifying trust preferred securities, minus goodwill. Tier 2 capital consists of an institution's allowance for loan and lease losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for loan and lease losses which is considered Tier 2 capital is limited to 1.25% of an institution's risk-based assets. As of December 31, 1999, HUB's total risk-based capital ratio was 12.0%, consisting of a Tier 1 ratio of 8.7% and a Tier 2 ratio of 3.3%. Both ratios exceed the requirements under these regulations.

In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-to-200 basis points above the 3% minimum. As of December 31, 1999, HUB had a leverage capital ratio of 5.7%. HUB and its subsidiary bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HUB's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, HUB and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators as to components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that HUB and its subsidiary bank meet all capital adequacy requirements to which they are subject.

Hudson United is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("Oakar deposits"). Hudson United has approximately $112 million of deposits at December 31, 1999 with respect to which Hudson United pays SAIF insurance premiums.

The Economic Growth and Regulatory Reduction Act of 1996 (the "1996 Act") included the Deposit Insurance Funds Act of 1996 (the "Funds Act") under which the FDIC was required to impose a special assessment on SAIF assessable deposits to recapitalize the SAIF. Under the Funds Act, the FDIC will also charge assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corporation ("FICO") bonds until January 1, 2000, at which time the assessment will be equal. A FICO rate of approximately 1.29 basis points will be charged on BIF deposits, and approximately 6.44 basis points will be charged on SAIF deposits. The 1996 Act instituted a number of other regulatory relief provisions.

RESTRICTIONS ON DIVIDEND PAYMENTS, LOANS, OR ADVANCES

The holders of HUB Common Stock are entitled to receive dividends, when, and if declared by the Board of Directors of HUB out of funds legally available, subject to the preferential dividend rights of any preferred stock that may be outstanding from time to time.

The only statutory limitation is that such dividends may not be paid when HUB is insolvent. Because funds for the payment of dividends by HUB come primarily from the earnings of HUB's bank subsidiary, as a practical matter, restrictions on the ability of Hudson United to pay dividends act as restrictions on the amount of funds available for the payment of dividends by HUB.

Certain restrictions exist regarding the ability of Hudson United to transfer funds to HUB in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount ofpaid-in capital of not less than 50 percent of the capital stock amount. As of December 31, 1999, $614.0 million was available for distribution to HUB from Hudson United.

HUB is also subject to Federal Reserve Bank ("FRB") policies which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment which would reduce a holding company's capital below these minimum amounts.

Under Federal Reserve regulations, Hudson United is limited as to the amounts it may loan to its affiliates, including HUB. All such loans are required to be collateralized by specific obligations.

HOLDING COMPANY SUPERVISION

Under the Bank Holding Company Act, HUB may not acquire directly or indirectly more than 5 percent of the voting shares of, or substantially all of the assets of, any bank without the prior approval of the Federal Reserve Board.

In general, the Federal Reserve Board, under its regulations and the Bank Holding Company Act, regulates the activities of bank holding companies and non-bank subsidiaries of banks. The regulation of the activities of banks, including bank subsidiaries of bank holding companies, generally has been left to the authority of the supervisory government agency, which for Hudson United is the FDIC and the New Jersey Department of Banking and Insurance (the "NJDOBI").

INTERSTATE BANKING AUTHORITY

The Riegle-Neale Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") significantly changed interstate banking rules. Pursuant to the Interstate Banking and Branching Act, a bank holding company is able to acquire banks in states other than its home state regardless of applicable state law.

The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches. Under such legislation, each state has the opportunity to "opt out" of this provision, thereby prohibiting interstate branching in such states. Furthermore, a state may "opt in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank.

RECENT LEGISLATION

On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act will:

* allow bank holding companies meeting management, capital and Community Reinvestment Act Standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

*    allow insurers and other financial service companies to acquire banks;

* remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

* establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

This part of the Modernization Act is effective March 13, 2000.

On January 19, 2000, the FRB adopted an interim rule allowing bank holding companies to submit certifications by February 15 to become financial holding companies on March 13, 2000. The FRB also provided regulations on procedures which would be used against financial holding companies which have depository institutions which fall out of compliance with the management or capital criteria. Only financial holding companies can own insurance companies and engage in merchant banking.

The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment.

Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on HUB cannot be determined at this time.

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

           (c)  Narrative Description of Business

HUB exists primarily to hold the stock of its subsidiaries. During most of 1999, HUB had one directly-owned subsidiary--Hudson United. In addition, HUB, through Hudson United, indirectly owns 19 additional subsidiaries. The historical growth of, and regulations affecting, each of HUB's direct and indirect subsidiaries is described in Item 1(a) above, which is incorporated herein by reference.

HUB is a legal entity separate from its subsidiaries. The stock of Hudson United is HUB's principal asset. Dividends from Hudson United are the primary source of income for HUB. As explained above in Item 1(a), legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Bank to HUB.

Hudson United Bancorp and Hudson United Bank currently maintain their executive offices in Mahwah, New Jersey. As of December 31, 1999, Hudson had 112 branch offices in New Jersey, 26 branch offices in Pennsylvania, 42 branch offices in Connecticut, and 33 branch offices in New York state. HUB owns a 64,350 square foot building in Mahwah, New Jersey which houses the above-mentioned executive offices and Hudson United's operations center.

At December 31, 1999, HUB, through its subsidiaries, had total deposits of $6.5 billion, total loans of $5.7 billion and total assets of $9.7 billion. HUB ranked 2nd among commercial banks and bank holding companies headquartered in New Jersey in terms of asset size.

Hudson United is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character, including imaged checking, savings, and time deposit accounts, 24-hour telephone banking, PC banking, trust services, cash management services, safe deposit boxes, insurance, stock, bond, and mutual fund sales, secured and unsecured personal and commercial loans, residential and commercial real estate loans, and international services including import and export needs, foreign currency purchases and letters of credit. The Bank's deposit accounts are competitive and include money market accounts and a variety of interest-bearing transaction accounts. In the lending area, the Bank primarily engages in consumer lending, commercial lending, real estate lending, and credit card programs.

Hudson United offers a variety of trust services. At December 31, 1999, Hudson United's Trust Department had approximately $821.8 million of assets under management or in its custodial control.

There are numerous commercial banks headquartered in New Jersey, Connecticut, Pennsylvania and New York, which compete in the market areas serviced by the Company. In addition, large out-of-state banks compete for the business of residents and businesses located in the Company's primary market. A number of other depository institutions compete for the business of individuals and commercial enterprises including savings banks, savings and loan associations, brokerage houses, financial subsidiaries of other companies and credit unions. Other financial institutions, such as mutual funds, consumer finance companies, factoring companies, and insurance companies, also compete with the Company for both loans and deposits. Competition for depositors' funds, for creditworthy loan customers and for trust business is intense.

Despite intense competition with institutions commanding greater financial resources, the Bank has been able to attract deposits and extend loans. While the Bank, by regulation, may not exceed fifteen percent of its capital in a loan to a single borrower, the Bank has a "house limit" significantly below that level.

Hudson United has focused on becoming an integral part of the community it serves. Officers and employees are incented to meet the needs of their customers and to meet the needs of the local communities served.

Hudson United Bancorp had 2,372 full-time equivalent employees as of December 31, 1999.

           (d)  Financial Information about foreign and
                domestic operations and export sales.

                Not Applicable

ITEM 2.  PROPERTIES

The corporate headquarters of Hudson United Bancorp and Hudson United Bank are located in a three story facility in Mahwah, New Jersey. The building is approximately 64,350 square feet and houses the executive offices of the Company and its subsidiaries. Hudson United occupies 213 branch offices, of which 107 are owned and 106 are leased.

ITEM 3.  LEGAL PROCEEDINGS

      On March 6, 2000, North Fork Bancorporation, Inc. filed a lawsuit in the Delaware Court of Chancery against Dime Bancorp, Inc. ("Dime"), Dime's Board of Directors and HUB. The complaint alleges that Dime's Board breached its fiduciary duties, and that HUB participated in Dime Board's breach by insisting upon and agreeing to certain provisions in the Merger Agreement. The complaint also challenges a number of provisions in the Merger Agreement and seeks, amongst other things, to invalidate these provisions. These provisions include:

o Dime's agreement not to engage in any discussions with, or provide confidential information to, any person making an offer to merge with or acquire Dime, until the completion of the merger with HUB;

o Dime's Board's agreement to recommend that Dime's stockholders adopt the Dime-HUB Merger Agreement; and

o Dime's agreement not to terminate the Dime-HUB Merger Agreement before June 30, 2000 even if Dime's stockholders fail to adopt its terms.

      Dime, Dime's Board of Directors and HUB are the subject of at least 14 putative class action lawsuits filed on or after March 6, 2000, by Dime's stockholders (twelve filed in the Delaware Court of Chancery, one filed in the Supreme Court of the State of New York, County of Queens, and one filed in the Supreme Court of New York , County of New York). These class actions allege, among other things, that:

o HUB has knowingly aided and abetted the breaches of fiduciary duty committed by the Dime's Board to the detriment of Dime's shareholders,

o HUB is a party to and beneficiary of an unenforceable Stock Option Agreement; and

o HUB and its shareholders realize an unjust benefit absent the relief sought by the Plaintiffs in the lawsuits.

      The Plaintiffs in the class action lawsuits are seeking, among other things, the following relief:

o     rescinding the Stock Option Agreement;

o     enjoining the merger agreement between Dime and HUB;

o directing that Dime, Dime's Board and HUB account for all damages caused to Dime's stockholders and for all profits and any special benefits obtained by Dime, Dime's Board and HUB.

      HUB intends to defend the actions against it vigorously and believes that they are without merit.

      In the normal course of business, lawsuits and claims may be brought by, and may arise against, HUB and its subsidiaries. In the opinion of management, no other legal proceedings that have arisen in the normal course of HUB's business and are presently pending or threatened against HUB or its subsidiaries, when resolved, will have a material adverse effect on the business or financial condition of HUB or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of HUB during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

As of December 31, 1999, Hudson United Bancorp had approximately 7,945 shareholders.

Hudson United Bancorp's common stock is listed on the New York Stock Exchange. The following represents the high and low closing sale prices from each quarter during the last two years. The numbers have been restated to reflect all stock dividends.

                                                     1999
                                                     ----
                                                High       Low
                                              --------------------
      1st Quarter                              $33.25    $28.88
      2nd Quarter                               34.95     29.73
      3rd Quarter                               32.77     27.49
      4th Quarter                               32.70     25.00

                                                     1998
                                                     ----
                                                High       Low
                                              --------------------
      1st Quarter                              $36.76    $31.34
      2nd Quarter                               36.52     30.34
      3rd Quarter                               33.98     24.64
      4th Quarter                               29.25     21.00

The following table shows the per share quarterly cash dividends paid upon the common stock over the last two years, restated to give retroactive effect to stock dividends.

              1999                                   1998
              ----                                   ----
     March 1        $0.243                   March 1     $0.188
     June 1          0.243                   June 1       0.188
     September 1     0.243                   September    0.236
     December 1      0.243                   December 1   0.243

Dividends are generally declared within 30 days prior to the payable date, to stockholders of record 10-20 days after the declaration date.

ITEM 6. SELECTED FINANCIAL DATA
(In Thousands Except For Per Share Amounts)

Reference should be made to footnote 2, Business Combinations, in the consolidated financial statements set forth in Item 8 of this Report on Form 10-K for a discussion of recent acquisitions which affect the comparability of the information contained in this table.


                                  1999         1998         1997         1996         1995
                                  ----         ----         ----         ----         ----
Net Interest Income         $  343,066   $  328,850   $  326,544     $312,627     $298,172

Provision for Possible
Loan Losses                     52,200       35,607       24,442       29,060       30,229

Net Income                      69,338       26,751       83,995       47,304       58,479

Per Share Data(1)
Earnings Per Share:
  Basic                           1.33         0.50         1.55         0.86         1.09

  Diluted                         1.30         0.49         1.48         0.83         1.05

Cash Dividends - Common           0.97         0.85         0.71         0.62         0.53

Balance Sheet Totals
(at or for the year ended
   December 31,):
Total Assets                 9,686,286    8,897,775    8,649,847    8,262,962    7,385,378

  Long Trem Debt               257,300      257,300      210,050      134,750       36,750

  Average Equity               508,238      646,851      669,756      670,979      623,443

  Average Assets             9,248,141    8,721,572    8,314,181    7,884,000    7,045,663

(1)Per share data is adjusted retroactively to reflect a 3% stock dividend paid November 15, 1996 to stockholders of record on November 4, 1996, a 3% stock dividend paid December 1, 1997 to stockholders of record on November 13, 1997, a 3% stock dividend paid September 1, 1998 to stockholders of record on August 14, 1998 and a 3% stock dividend paid December 1, 1999 to stockholders of record on November 26, 1999.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

               Statements Regarding Forward-Looking Information

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as "believes", "expects" and similar words or variations. Such statements are not historical facts and involve certain risk and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, loan loss provisions, customer retention, failure to realize expected cost savings or revenue enhancements from acquisitions. The Company assumes no obligation for updating any such forward-looking statements at any time.

As set forth in the joint proxy statement-prospectus of HUB and Dime with regard to the merger, other risks and uncertainties in connection with HUB's merger with Dime include, but are not limited to:

      o there may be increases in competitive pressure among financial institutions or from non-financial institutions;

      o changes in the interest rate environment may reduce interest margins or may adversely affect mortgage banking operations;

      o changes in deposit flows, loan demand or real estate values may adversely affect our business;

      o changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

      o general economic conditions, either nationally or in some or all of the states in which the combined company will be doing business, or conditions in securities markets, the banking industry or the mortgage banking industry, may be less favorable than we currently anticipate;

      o     legislation or regulatory changes may adversely affect our business;

      o technological changes may be more difficult or expensive than anticipated;

      o combining the businesses of Dime and HUB and retaining key personnel may be more difficult or more costly than we expect;

      o our revenues after the merger may be lower than we expect, or our operating costs may be higher than we expect;

      o expected cost savings from the merger may not be fully realized, may not be realized at all or may not be realized within the expected time frame; or

the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control.

HUB, as part of its core business, regularly evaluates the potential acquisition of, and holds discussions with, prospective acquisition candidates, which candidates may conduct any type of businesses permissible for a bank holding company or a financial holding company and its affiliates. HUB's discussions in this document are subject to the changes that may result if any such acquisition transaction is completed. HUB restates its policy that it will not comment on or publicly announce any acquisition until after a binding and definitive acquisition agreement has been reached. HUB specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

     Management's Discussion and Analysis

     Acquisition Summary

Hudson United Bancorp ("the Company") began its acquisition program in the fall of 1990. Since that time, the company has completed 31 acquisitions. Through these acquisitions, the company has grown from a $550 million asset banking company to a community banking franchise which had assets of $9.7 billion at December 31, 1999. The acquisition program has been utilized to achieve efficiencies and to distribute the cost of new products and technologies over a larger asset base. It is the Company's philosophy that acquisitions become accretive to earnings within a short time frame, generally within one year. The financial results of these acquisitions are difficult to measure other than on an as-reported basis each quarter because pooling of interest transactions change historical results from those actually reported by the Company.

The Company consummated eight acquisitions in 1998. On January 8, 1998, the Company acquired the Bank of Southington ("BOS"). BOS was a $135 million asset institution with 2 branch locations headquartered in Southington, Connecticut.

On April 24, 1998, the Company acquired Poughkeepsie Financial Corporation ("PFC"), an $880 million asset institution headquartered in Poughkeepsie, New York with 16 branches in Rockland, Orange and Dutchess counties in New York.

On May 29, 1998, the Company acquired MSB Bancorp, Inc. ("MSB"), a $774 million asset institution headquartered in Goshen, New York that operated 16 branches in Orange, Putnam and Sullivan counties in New York.

On August 14, 1998, the Company acquired IBS Financial Corporation ("IBS"), a $734 million asset institution headquartered in Cherry Hill, New Jersey that operated 10 offices in New Jersey's suburban Philadelphia communities.

On August 14, 1998, the Company acquired Community Financial Holding Corporation ("CFHC"), a $150 million asset institution headquartered in Westmont, New Jersey that operated 8 offices in Camden, Burlington and Gloucester counties in New Jersey.

On August 21, 1998, the Company acquired Dime Financial Corporation ("DFC"), a $961 million asset institution headquartered in Wallingford, Connecticut that operated 11 offices in New Haven county.

The above 1998 acquisitions were all accounted for using the poolings-of-interests accounting method and, accordingly, the statements for periods prior to the mergers have been restated to include these institutions and their results of operations.

On February 5, 1998, the Company acquired Security National Bank & Trust Company of New Jersey ("SNB"), a $86 million asset bank and trust company headquartered in Newark, New Jersey with 4 branches.

On June 26, 1998, the Company acquired 21 branches of First Union National Bank located in New Jersey and Connecticut with total deposits of $242.9 million.

On July 24, 1998, the Company acquired two additional branches of First Union National Bank located in Hyde Park and Woodstock, New York. The two branches had total deposits of $25.2 million.

The SNB and First Union National Bank branch acquisitions were accounted for under the purchase method of accounting and, as such, their assets and earnings are included in the Company's consolidated results only from the date of acquisition and thereafter.

The Company consummated six acquisitions in 1999. On March 26, 1999, the Company completed its purchase of $151 million in deposits and a retail branch office in Hartford, Connecticut from First International Bank.

On May 20, 1999, the Company acquired Little Falls Bancorp, Inc. ("LFB"), which had assets of approximately $341 million and operated six offices in the Hunterdon and Passaic counties of New Jersey.

On October 22, 1999, the Company acquired Lyon Credit Corporation, a $350 million asset finance company and subsidiary of Credit Lyonnais Americas.

On December 1, 1999, the Company completed a purchase and sale transaction, in which Hudson United Bank acquired the loans (approximately $148 million) and other financial assets, as well as assumed the deposit liabilities (approximately $112 million) of Advest Bank and Trust. In addition, a strategic partnership with Advest, Inc. was consummated on October 1, 1999, in which Hudson United Bank became the exclusive provider of banking products and services to the clients of Advest, Inc.

The above 1999 acquisitions were accounted for under the purchase method of accounting and, as such, their assets and earnings are included in the Company's consolidated results only from the date of acquisition and thereafter.

On November 30, 1999, the Company completed its acquisition of JeffBanks, Inc. ("Jeff"), a $1.8 billion bank holding company with 32 branches located throughout the greater Philadelphia area of Pennsylvania and Southern Jersey.

On December 1, 1999, the Company completed its acquisition of Southern Jersey Bancorp ("SJB"), a $425 million asset institution with 17 branches in Southern Jersey.

The above 1999 acquisitions were accounted for using the pooling- of-interests accounting method and, accordingly, the statements for periods prior to the mergers have been restated to include these institutions and their results of operations.

     Special Charges Summary

In 1999 and 1998, the Company incurred one-time charges ("special charges") as detailed below. Further details relative to the special charges are discussed in the "Noninterest Income" and "Noninterest Expenses" sections that follow.

SPECIAL CHARGES
(IN THOUSANDS)                                    1999       1998      1997
---------------                                  -------    -------   --------
Writedown of assets held for sale                $    --    $23,303   $     --
Merger related and restructuring charges          32,031     69,086   $     --
Investment Security losses                         5,162        663         --
Special provision for loan losses                 33,000         --         --
                                                 -------    -------   --------
                 Total special charges pre-tax   $70,193    $93,052   $     --
                                                 =======    =======   ========

Total special charges after-tax                  $47,854    $63,634   $     --
                                                 =======    =======   ========

     Results of Operations for the Years
     Ended December 31, 1999, 1998 and 1997

Hudson United Bancorp reported net income of $69.3 million and fully diluted earnings per share of $1.30 for the year ended December 31, 1999. Excluding special charges, operating earnings were $117.2 million and fully diluted earnings per share were $2.20 for the same 1999 period. In 1998, the Company had net income of $26.8 million and fully diluted earnings per share of $0.49. Excluding special charges, operating earnings and fully diluted earnings per share were $90.4 million and $1.64, respectively, for the same 1998 period. In 1997, the Company had net income of $84.0 million and fully diluted earnings per share of $1.48.

Return on average assets was 0.75% for 1999, 0.31% for 1998, and 1.01% for 1997. Excluding special charges, return on average assets was 1.27% and 1.04% for 1999 and 1998, respectively. Return on average equity was 11.95% for 1999, 4.14% for 1998, and 12.54% for 1997. Excluding special charges, return on average equity was 20.20% for 1999 and 13.97% for 1998.

The financial results in years in which acquisitions occur are difficult to measure other than on an as-reported basis each quarter because pooling of interest transactions change historical results from those actually reported by the Company. On an as-reported basis each quarter, excluding special charges, the average return on average assets was 1.41% and 1.46% and the average return on average equity was 23.26% and 21.94% for 1999 and 1998, respectively.

     AVERAGE BALANCES, NET INTEREST INCOME, YIELDS, AND RATES
---------------------------------------------------------------------------------------------------------------------
                                                              1999                                 1998
                                           ------------------------------------  ------------------------------------
                                             AVERAGE                     YIELD/    AVERAGE                     YIELD/
                                             BALANCE        INTEREST     RATE      BALANCE       INTEREST      RATE
                                           ------------------------------------  ------------------------------------
ASSETS

Interest-bearing deposits with banks       $    17,441    $     1,132    6.49%   $    34,475    $     1,864    5.41%
Federal funds sold                              76,672          4,980    6.50%       202,794         10,809    5.33%
Securities-taxable                           3,328,654        204,937    6.16%     2,873,677        183,632    6.39%
Securities-tax exempt (1)                       85,184          7,249    8.51%       112,716          9,448    8.38%
Loans (2)                                    5,136,467        432,041    8.41%     4,923,410        424,359    8.62%
                                           ------------------------------------  ------------------------------------
Total Earning Assets                         8,644,418        650,339    7.52%     8,147,072        630,112    7.73%

Cash and due from banks                        273,926                               251,799
Allowance for loan losses                      (79,095)                              (84,605)
Premises and equipment                         115,924                               112,609
Other assets                                   292,968                               294,697
                                           -----------                           -----------
TOTAL ASSETS                               $ 9,248,141                           $ 8,721,572
                                           ===========                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Interest-bearing transaction accounts     $ 1,199,059    $    24,125    2.01%   $ 1,365,426    $    32,070    2.35%
 Savings accounts                            1,405,688         28,184    2.00%     1,328,052         31,121    2.34%
 Time deposits                               2,821,338        138,426    4.91%     3,106,134        165,144    5.32%
                                           ------------------------------------  ------------------------------------
 Total Interest-Bearing Deposits             5,426,085        190,735    3.52%     5,799,612        228,335    3.94%
 Borrowings                                  1,722,512         88,902    5.16%       859,372         47,907    5.57%
 Long-term debt                                257,218         21,873    8.50%       235,886         20,231    8.58%
                                           ------------------------------------  ------------------------------------
 Total Interest-Bearing Liabilities          7,405,815        301,510    4.07%     6,894,870        296,473    4.30%
 Demand deposits                             1,170,135                             1,079,508
 Other liabilities                              91,953                               100,343
 Stockholders' equity                          580,238                               646,851
                                           -----------                           -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                $ 9,248,141                           $ 8,721,572
                                           ===========                           ===========
 NET INTEREST INCOME                                      $   348,829                           $   333,639
                                                          ===========                           ===========
 NET INTEREST MARGIN (3)                                                 4.04%                                 4.10%
                                                                         ====                                  ====



     AVERAGE BALANCES, NET INTEREST INCOME, YIELDS, AND RATES
--------------------------------------------------------------------------------
                                                             1997
                                           ------------------------------------
                                             AVERAGE                     YIELD/
                                             BALANCE       INTEREST      RATE
                                           ------------------------------------
ASSETS

Interest-bearing deposits with banks       $       373    $        17    4.56%
Federal funds sold                             183,086         10,552    5.76%
Securities-taxable                           2,658,129        179,637    6.76%
Securities-tax exempt (1)                       90,084          7,695    8.54%
Loans (2)                                    4,824,845        420,650    8.72%
                                           ------------------------------------
Total Earning Assets                         7,756,517        618,551    7.97%

Cash and due from banks                        259,907
Allowance for loan losses                      (81,510)
Premises and equipment                          90,081
Other assets                                   289,186
                                           -----------
TOTAL ASSETS                               $ 8,314,181
                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Interest-bearing transaction accounts     $ 1,267,143    $    37,135    2.93%
 Savings accounts                            1,403,988         33,839    2.41%
 Time deposits                               3,049,175        162,606    5.33%
                                           ------------------------------------
 Total Interest-Bearing Deposits             5,720,306        233,580    4.08%
 Borrowings                                    672,002         37,864    5.63%
 Long-term debt                                202,824         17,647    8.70%
                                           ------------------------------------
 Total Interest-Bearing Liabilities          6,595,132        289,091    4.38%
 Demand deposits                               949,534
 Other liabilities                              99,759
 Stockholders' equity                          669,756
                                           -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                $ 8,314,181
                                           ===========
 NET INTEREST INCOME                                      $   329,460
                                                          ===========
 NET INTEREST MARGIN (3)                                                 4.25%
                                                                         ====


(1) The tax equivalent adjustments for the years ended December 31, 1999, 1998 and 1997 were $2,245, $3,289 and $2,694, respectively, and are based on a tax rate of 35%.

(2) The tax equivalent adjustments for the years ended December 31, 1999, 1998 and 1997 were $3,518, $1,500 and $222, respectively, and are based on a tax rate of 35%. Average loan balances include nonaccrual loans and loans held for resale.

(3) Represents tax equivalent net interest income divided by interest-earning assets.


THE FOLLOWING TABLE PRESENTS THE RELATIVE CONTRIBUTION OF CHANGES IN VOLUMES AND CHANGES IN RATES TO CHANGES IN NET INTEREST INCOME FOR THE PERIODS INDICATED. THE CHANGE IN INTEREST INCOME AND INTEREST EXPENSE ATTRIBUTABLE TO THE COMBINED IMPACT OF BOTH VOLUME AND RATE HAS BEEN ALLOCATED PROPORTIONATELY TO THE CHANGE DUE TO VOLUME AND THE CHANGE DUE TO RATE (IN THOUSANDS):

CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME-RATE/VOLUME ANALYSIS

                                                              INCREASE/(DECREASE)                        INCREASE/(DECREASE)
                                                     ------------------------------------      -------------------------------------
                                                                1999 OVER 1998                             1998 OVER 1997
                                                     ------------------------------------      -------------------------------------
                                                      VOLUME         RATE         TOTAL         VOLUME         RATE          TOTAL
-----------------------------------------------------------------------------------------      -------------------------------------
Loans                                                $ 18,079      $(10,397)     $  7,682      $  8,530      $ (4,821)     $  3,709
Securities-taxable                                     28,211        (6,906)       21,305        14,123       (10,128)        3,995
Securities-tax exempt                                  (2,341)          142        (2,199)        1,861          (108)        1,753
Federal funds sold                                     (7,810)        1,981        (5,829)        1,086          (829)          257
Interest bearing deposits                              (1,052)          320          (732)        1,843             4         1,847
                                                     ------------------------------------      -------------------------------------
Total interest and fee income                          35,087       (14,860)       20,227        27,443       (15,882)       11,561
                                                     ------------------------------------      -------------------------------------

Interest bearing transaction accounts                  (3,650)       (4,295)       (7,945)        2,720        (7,785)       (5,065)
Savings                                                 1,744        (4,681)       (2,937)       (1,797)         (921)       (2,718)
Time deposits                                         (14,507)      (12,211)      (26,718)        3,030          (492)        2,538
Short-term borrowings                                  44,794        (3,799)       40,995        10,449          (406)       10,043
Long-term debt                                          1,815          (173)        1,642         2,839          (255)        2,584
                                                     ------------------------------------      -------------------------------------
Total interest expense                                 30,196       (25,159)        5,037        17,241        (9,859)        7,382
                                                     ------------------------------------      -------------------------------------
Net Interest Income                                  $  4,891      $ 10,299      $ 15,190      $ 10,202      $ (6,023)     $  4,179
                                                     ====================================      ====================================

     Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid on deposits and borrowings. The principal earning assets are the loan portfolio, comprised of commercial loans to businesses, mortgage loans to businesses and individuals, consumer loans (such as car loans, home equity loans, etc.) and credit card loans, along with the investment portfolio. The portfolio is invested primarily in U.S. Government Agency Securities, U.S. Government Agency mortgage-backed securities and mortgage-related securities. Given the current rate environment, the weighted average life of the portfolio is approximately 2.4 years. Deposits and borrowings not required to fund loans and other assets are invested primarily in U.S. Government and U.S. Government Agency Securities.

Net interest income is affected by a number of factors including the level, pricing, and maturity of earning assets and interest-bearing liabilities, interest rate fluctuations, asset quality and the amount of noninterest-bearing deposits and capital. In the following discussion, interest income is presented on a fully taxable-equivalent basis ("FTE"). Fully taxable-equivalent interest income restates reported interest income on tax-exempt loans and securities as if such interest were taxed at the statutory Federal income tax rate of 35%.

Net interest income on an FTE basis in 1999 was $348.8 million compared to $333.6 million in 1998 and $329.5 million in 1997. The increase in net interest income in 1999 compared to 1998 was due to a $497 million increase in interest-earning assets, partially offset by a decline in the net interest margin of six basis points. The increase in interest-earning assets was mainly due to a higher average volume of investment securities and loans. The improvement in net interest income in 1998 compared to 1997 was due to a $391 million increase in interest-earning assets, partially offset by a 15 basis point decline in the net interest margin. Higher average volumes of investment securities and loans were the primary factors underlying the increase in interest-earning assets for the 1998 period compared to 1997.

     Net Interest Margin

Net interest margin is computed by dividing net interest income on a FTE basis by average interest-earning assets. The Company's net interest margin was 4.04%, 4.10%, and 4.25% for 1999, 1998 and 1997, respectively. The six basis point decline in net interest margin from 1998 to 1999 was due primarily to the impact of treasury share repurchases and lower rates earned on loans and investment securities. Partially offsetting these factors was an increase in average demand deposits and lower rates paid on interest-bearing deposits and borrowings. The 15 basis point decline in net interest margin in 1998 compared to 1997 was due to the same factors described above in the 1999 and 1998 comparison, including higher average demand deposits.

The Company's average cost of deposits for 1999 was 2.89% compared to 3.32% for 1998 and 3.50% for 1997.

Approximately 37% of the Company's deposits were in transaction accounts, 24% in savings accounts, and 39% in time deposits as of December 31, 1999.

     Provision and Allowance for Possible Loan Losses

The determination of the adequacy of the Allowance for Possible Loan Losses ("the Allowance") and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a monthly basis. Methodology employed for assessing the adequacy of the Allowance consists of the following criteria:

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

Consideration is also given to the changed risk profile brought about by the aforementioned business combinations, customer knowledge, the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company's lending staff, underwriting policies, loss histories, delinquency trends, the cyclical nature of economic and business conditions and the concentration of real estate related loans located in the Northeastern part of the United States. Since many of the loans depend upon the sufficiency of collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss. Other evidence used to determine the amount of the Allowance and its components are as follows:

-    regulatory and other examinations

-    the amount and trend of criticized loans

-    actual losses

-    peer comparisons with other financial institutions

- economic data associated with the real estate market in the Company's area of operations

- opportunities to dispose of marginally performing loans for cash considerations

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance for Possible Loan Losses to be adequate at December 31,1999.

The provision for possible loan losses was $52.2 million for 1999 compared with $35.6 million and $24.4 million in 1998 and 1997, respectively. The increase in 1999 from 1998 was due to a $33.0 million special provision taken to conform the loan reserve policies of Jeff and SJB to that of the Company. The increased provision in 1998 when compared to 1997 was primarily due to higher provisions taken by acquired companies. The Allowance as a percentage of total loans outstanding at year-end for the last three years was 1.74%, 1.56% and 1.74%. The Allowance as a percentage of nonperforming loans for the past three years was 201%, 147% and 102%.

The following is a summary of the activity in the allowance for possible loan losses, by loan category for the years indicated (in thousands):

     ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                            YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                    1999             1998             1997
                                                                 --------------------------------------------
Amount of Loans Outstanding at End of Year                       $5,679,581       $4,885,643       $4,911,761
                                                                 ============================================
Daily Average Amount of Loans Outstanding                        $5,136,467       $4,923,410       $4,824,845
                                                                 ============================================
ALLOWANCE FOR POSSIBLE LOAN LOSSES
Balance at beginning of year                                     $   76,043       $   85,230       $   81,979
Loans charged off:
      Real estate mortgages                                          13,657           11,207           10,861
      Commercial and Industrial                                      10,388           10,034            7,489
      Consumer Credit                                                24,012           22,083           15,364
      Other                                                              --               --              384
      Writedown of assets held for sale (1)                              --            9,521               --
                                                                 --------------------------------------------
           Total loans charged off                                   48,057           52,845           34,098
                                                                 --------------------------------------------
Recoveries:
      Real estate mortgages                                           1,902              988            2,684
      Commercial and Industrial                                       1,962            1,629            3,113
      Consumer Credit                                                 6,065            3,437            3,512
      Other                                                              --               47              798
                                                                 --------------------------------------------
           Total recoveries                                           9,929            6,101           10,107
                                                                 --------------------------------------------
           Net loans charged off                                     38,128           46,744           23,991
                                                                 --------------------------------------------
Provision for loan losses                                            52,200           35,607           24,442
Allowance of acquired companies                                       8,634            1,950            2,800
                                                                 --------------------------------------------
Balance at end of year                                           $   98,749       $   76,043       $   85,230
                                                                 ============================================
Net charge offs as a percentage of average loans
      outstanding                                                      0.74%            0.95%            0.50%

Allowance for possible loan losses as a percentage
      of loans outstanding at year end                                 1.74%            1.56%            1.74%


(1) The writedown of assets held for sale pertains to the disposal of $54 million of nonaccrual loans discussed further in the "Noninterest Income" and "Asset Quality" sections that follow.

The following is the allocation of the allowance for possible loan losses by loan category (in thousands):

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------------------------------------
                                          1999                           1998                        1997
                               --------------------------------------------------------------------------------------
                                                CATEGORY                        CATEGORY                   CATEGORY
                                                PERCENT OF                      PERCENT OF                 PERCENT OF
                               ALLOWANCE         LOANS       ALLOWANCE           LOANS     ALLOWANCE        LOANS
---------------------------------------------------------------------------------------------------------------------
Real estate mortgages           $25,484           46.5%       $23,868           60.6%       $30,273           65.2%
Commercial and industrial        43,974           31.8%        18,493           25.3%        20,233           22.5%
Consumer Credit                  24,895           21.7%        20,650           14.1%        11,650           12.3%
Unallocated                       4,396                        13,032                        23,074
                               --------------------------------------------------------------------------------------
Total                           $98,749          100.0%       $76,043          100.0%       $85,230          100.0%
                               ======================================================================================


     Noninterest Income

Noninterest income, excluding securities gains and loss on assets held for sale, increased 27% to $89.9 million for 1999 from $70.9 million in 1998. The amount in 1998 was an increase of 16% over the $61.0 million reported in 1997. The increase for 1999 compared to 1998 was due to growth in Shoppers Charge fees (the Company's private label credit card division) and mortgage divisions and increased sales of alternative investment products. The improvement in 1998 from 1997 was mainly the result of growth in Shoppers Charge fees and other non-deposit related fee income. Noninterest income, excluding security gains and loss on assets held for sale, as a percentage of total net revenue was 21%, 19% and 15% in 1999, 1998, and 1997, respectively. The Company had $1.2 million in securities losses in 1999, and security gains of $4.5 million and $9.4 million in 1998 and 1997, respectively. The $1.2 million in losses in 1999 included a $5.2 million pre-tax special charge related to the sale of investment securities acquired in the Jeff acquisition. The amount for 1998 included a $0.6 million pre-tax special charge related to the sale of investment securities acquired in the PFC acquisition. Excluding the special charges, the Company had security gains of $4.0 million in 1999 and $5.1 million in 1998.

Included in noninterest income for 1998 is a $23.3 million pre-tax, $14.9 million after-tax special charge, related to the disposal of $64 million of non-performing loans and Other Real Estate Owned
(OREO).

     Noninterest Expenses

Noninterest expense, excluding merger related and restructuring costs, increased to $239.3 million in 1999 from $232.2 million in 1998. The primary reason for the increase was the higher cost of supporting the Company's expanding business lines. The decline in expenses from $239.5 million in 1997 to $232.2 million in 1998 resulted mainly from the consolidation and realization of efficiencies in acquired institutions.

Salary and benefit expense was $102.7 million in 1999, $107.2 million and $115.2 million in 1998 and 1997, respectively. The decline in 1999 compared to 1998 was due to efficiencies realized in staff and support functions and consolidation of benefit plans. The decline from 1997 to 1998 resulted mainly from the same sources related to acquired institutions.

Occupancy expense was $24.9 million in 1999, $24.8 million in 1998, and $23.2 million in 1997. The increase in 1998 resulted largely from the acquisition of the First Union branches. Equipment expense was $14.7 million in 1999 compared to $11.3 million in 1998 and $11.6 million in 1997. The higher 1999 expense when compared to 1998 resulted from improvements in the Company's technological infastructure.

Outside services expense was $48.8 million in 1999, $34.8 million in 1998 and $33.4 million in 1997. The increase in 1999 compared to 1998 reflected higher expenses, primarily related to Shoppers Charge, incurred to support business expansion.

Other Real Estate Owned (OREO) expense declined to $0.1 million in 1999 compared to $3.3 million in 1998 and $5.6 million in 1997. A decline in OREO properties was responsible for the reduction in expense.

Amortization of intangibles expense increased to $14.9 million in 1999 from $12.1 million in 1998 and $10.4 million in 1997. The increases are attributable to the additional goodwill established for the acquisitions and branch purchases described previously.

Merger related and restructuring costs were $32.0 million in 1999 and $69.1 million in 1998. The 1999 costs include payout and accruals for employment contracts, severance and other employee related costs ($12.6 million), branch closing, fixed asset disposition and other occupancy related costs ($3.9 million), technical support for system conversion and early termination of system related contracts ($5.6 million), legal and accounting professional services and approval costs ($1.8 million), financial advisor costs ($4.1 million), provison for other real estate owned ($2.0 million) and other merger related expenses ($2.0 million).

     Federal Income Taxes

The income tax provision for Federal and state taxes approximates 36.0% for 1999, 38.8% for 1998 and 36.9% for 1997. The higher effective tax rate in 1998 compared to both 1999 and 1997 was due primarily to higher nondeductible merger-related expenses in 1998.

     Financial Condition

Total assets at December 31, 1999 were $9.7 billion, an increase from assets of $8.9 billion at December 31, 1998. This increase in assets resulted primarily from a $794 million increase in loans to $5.7 billion at December 31, 1999. Total deposits were $6.5 billion and $6.8 billion, respectively, at year-end 1999 and 1998. Borrowings amounted to $2.4 billion and $970 million at December 31, 1999 and 1998, respectively. The increase in borrowings resulted primarily from the need to fund the growth in loans and investment securities.

The Company considers its liquidity and capital to be adequate. At the end of 1999, the Company had $3.4 billion in investment securities, $2.8 billion in its available for sale portfolio and $562 million in its held to maturity portfolio. Total Stockholders' Equity was $519.2 million at December 31, 1999 and $619.9 million at December 31, 1998. The net decline in Stockholders' Equity of $100.7 million resulted from the Company's purchase of $121.4 million in treasury shares , the impact of marking to market the Company's available for sale security portfolio of $53.6 million, and cash dividends paid of $45.3 million. This was partially offset by $69.3 million of net income and an increase in equity of $50.1 million resulting from the effect of exercised stock options, warrants, other compensation plans and the issuance of treasury shares for the LFB acquisition.

     Securities Held to Maturity and Securities Available for Sale

The securities portfolios serve as a source of liquidity, earnings, and a means of managing interest rate risk. Consequently, the portfolios are managed over time in response to changes in market conditions and loan demand. At December 31, 1999 and 1998, the portfolios comprised 35% and 37%, respectively, of the total assets of the Company.

The Company's philosophy (strategy) with respect to managing the portfolio is to purchase U.S. government and agency securities as well as U.S. government agency mortgage-backed and mortgage-related securities.

     The following tables summarize the composition of the portfolios as of December 31, 1999 and 1998 (in thousands):


                                                    1999                                               1998
                               -------------------------------------------------  -------------------------------------------------

                                              GROSS UNREALIZED       ESTIMATED                    GROSS UNREALIZED        ESTIMATED
                                 AMORTIZED   -------------------       MARKET       AMORTIZED   -------------------        MARKET
                                   COST       GAINS     (LOSSES)       VALUE          COST        GAINS     (LOSSES)       VALUE
------------------------------------------------------------------------------------------------------------------------------------
HELD TO MATURITY PORTFOLIO

U. S. Government               $    24,195   $    --    $   (253)   $    23,942   $    42,373   $    393    $     --    $    42,766
U.S. Government Agencies            45,960       201        (636)        45,525        37,360      1,462          --         38,822
Mortgage-backed securities         467,540       220     (19,967)       447,793       539,725      2,277        (717)       541,285
States and Political
    subdivisions                    24,500        26        (575)        23,951        16,190        204          (4)        16,390
Other debt securities                   29        --          --             29            --         --          --             --
                               -------------------------------------------------  -------------------------------------------------
                               $   562,224   $   447    $(21,431)   $   541,240   $   635,648   $  4,336    $   (721)   $   639,263
                               =================================================  ==================================================

                                                   1999                                               1998
                               -------------------------------------------------  -------------------------------------------------

                                              GROSS UNREALIZED       ESTIMATED                    GROSS UNREALIZED        ESTIMATED
                                 AMORTIZED   -------------------       MARKET       AMORTIZED   -------------------        MARKET
                                   COST       GAINS     (LOSSES)       VALUE          COST        GAINS     (LOSSES)       VALUE
------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE PORTFOLIO
U. S. Government               $    87,332   $   196    $   (303)   $    87,225   $   108,036   $  1,940    $     --    $   109,976
U.S. Government Agencies           350,040        85      (7,595)       342,530       425,610      3,555         (59)       429,106
Mortgage-backed securities       2,167,606     1,431     (48,880)     2,120,157     1,888,149     14,984      (4,956)     1,898,177
States and Political
    subdivisions                     3,118        12         (10)         3,120        87,132      3,047        (114)        90,065
Other debt securities               47,128         4      (1,813)        45,319        20,690        152         (58)        20,784
Equity securities                  213,826     1,932      (9,807)       205,951       110,403      2,471        (674)       112,200
                               -------------------------------------------------  -------------------------------------------------
                               $ 2,869,050   $ 3,660    $(68,408)   $ 2,804,302   $ 2,640,020   $ 26,149    $ (5,861)   $ 2,660,308
                               =================================================  ==================================================

     Loan Portfolio Distribution of Loans by Category

                                                     DECEMBER 31,
--------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)               1999              1998             1997
                                   ---------------------------------------------
Loans secured by real estate:
    Residential mortgage loans     $1,639,578        $1,739,054       $1,877,888
    Mortgages held for sale             9,073            14,600            4,327
    Residential home equity
     loans                            357,941           230,587          216,215

    Commercial mortgage loans       1,024,844           978,040        1,105,440
                                   ---------------------------------------------
                                    3,031,436         2,962,281        3,203,870
                                   ---------------------------------------------
Commercial and industrial
    loans:
    Secured by
     real estate                      275,411           233,536          285,057

    Other                           1,490,837         1,004,149          818,484
                                   ---------------------------------------------
                                    1,766,248         1,237,685        1,103,541
                                   ---------------------------------------------
Credit cards                          209,863           107,331          114,550

Other loans to individuals            672,034           578,346          489,800
                                   ---------------------------------------------
Total Loan  Portfolio              $5,679,581        $4,885,643       $4,911,761
                                   =============================================


Total loans increased by $793.9 million to $5.7 billion at December 31, 1999 from $4.9 billion at December 31, 1998. Commercial and industrial loans accounted for over half of the growth as they increased by $528.5 million to $1.8 billion at year-end 1999. Of the growth, $370.0 million was related to the Company's acquisition of Lyon Credit Corporation. Home equity and credit card loans also exhibited high growth rates. The Company continued its strategy of reducing its percentage of lower yielding residential mortgage loans arising from the thrift institutions acquired in 1998. Residential mortgage loans amounted to $1.6 billion at December 31, 1999 and represented 29% of total loans compared to 36% of total loans at December 31, 1998.

     Asset Quality

The Company's principal earning assets are its loans, which are made primarily to businesses and individuals located in New Jersey, New York, Connecticut and Pennsylvania. Inherent in the lending business is the risk of deterioration in a borrower's ability to repay loans under existing loan agreements. Other risk elements include the amount of nonaccrual and past-due loans, the amount of potential problem loans, industry or geographic loan concentrations, and the level of OREO that must be managed and disposed of. The following table shows the loans past due 90 days or more and still accruing and applicable asset quality ratios:

                                                      DECEMBER 31,
                                     -------------------------------------------
 (DOLLARS IN THOUSANDS)                  1999             1998            1997
 -------------------------------------------------------------------------------
 Commercial & industrial               $ 3,004          $ 3,048         $ 3,578
 Real estate mortgages                  13,085            9,739          13,938
 Consumer credit                         3,011            4,263           3,224
 Credit card                             4,139            4,211           3,609
                                     -------------------------------------------
     Total Loans Past-Due 90-Days
     or More and Still Accruing       $ 23,239         $ 21,261        $ 24,349
                                     ===========================================
     As a percent of Total Loans          0.41%            0.44%           0.50%
     As a percent of Total Assets         0.24%            0.24%           0.28%

Nonaccruing loans include commercial loans and commercial mortgage loans past-due 90-days or more or deemed uncollectable. Residential real estate loans are generally placed on nonaccrual status after 180 days of delinquency. Consumer loans are charged off after 120 days and credit card loans are charged off after 180 days. Any loan may be put on nonaccrual status earlier if the Company has concern about the future collectability of the loan or its ability to return to current status.

Nonaccrual real estate mortgage loans are principally loans in the foreclosure process secured by real estate, including single family residential, multi-family, and commercial properties.

Nonaccruing consumer credit loans are loans to individuals. Excluding the credit card receivables, these loans are principally secured by automobiles or real estate.

Renegotiated loans are loans which were renegotiated as to the term or rate or both to assist the borrower after the borrower has suffered adverse effects in financial condition. Terms are designed to fit the ability of the borrower to repay and the Company's objective of obtaining repayment. The Company has $2.7 million of loans which are considered renegotiated.

OREO consists of properties on which the Bank has foreclosed or has taken a deed in lieu of the loan obligation. OREO properties are carried at the lower of cost or fair value at all times, net of estimated costs to sell. The cost to maintain the properties during ownership, and any further declines in fair value are charged to current earnings. The Company has been successful in disposing of OREO properties, including those acquired in acquisitions. At December 31, 1999, 1998, and 1997, OREO, including OREO classified in "Assets Held for Sale" on the balance sheet, amounted to $3.9 million, $8.2 million, and $15.6 million, respectively. The year to year declines reflect the Company's continuing efforts to dispose of OREO properties.

Nonperforming assets were $53.1 million at December 31, 1999, $60.0 million at December 31, 1998, and $99.4 million at December 31, 1997. The decline from December 31, 1998 to December 31, 1999 was mainly the result of the Company's continuing effort to reduce the level of nonperforming assets. The decline from year-end 1997 to year-end 1998 was largely due to the $23.3 million pre-tax charge and the $10.3 million writedown against the Allowance for Possible Loan Losses and OREO reserve related to the disposal of non-performing loans and OREO.

The amount of interest income on nonperforming loans which would have been recorded had these loans continued to perform under their original terms amounted to $3.2 million, $8.0 million, and $6.8 million for the years 1999, 1998, and 1997, respectively. The amount of interest income recorded on such loans for each of the years was $0.4 million, $0.7 million, and $1.5 million, respectively. The Company has no outstanding commitments to advance additional funds to borrowers whose loans are in a nonperforming status.

Measures to control and reduce the level of nonperforming loans are continuing. Efforts are made to identify slow paying loans and collection procedures are instituted. After identification, steps are taken to understand the problems of the borrower and to work with the borrower toward resolving the problem, if practicable. Continuing collection efforts are a priority for the Company.

The following table summarizes the Company's nonperforming assets at the dates indicated (in thousands):

                                                                   DECEMBER 31,
NONPERFORMING ASSETS (INCLUDING ASSETS HELD FOR SALE)      1999       1998       1997
-------------------------------------------------------------------------------------
Nonaccrual Loans                                        $46,352    $46,178    $64,766
Renegotiated Loans                                        2,751      5,632     19,054
                                                        -----------------------------
    Total Nonperforming Loans                            49,103     51,810     83,820
Other Real Estate Owned                                   3,948      8,151     15,568
                                                        -----------------------------
    Total Nonperforming Assets                          $53,051    $59,961    $99,388
                                                        =============================
Ratios:
    Nonaccrual Loans to Total Loans                        0.82%      0.95%      1.32%
    Nonperforming Assets to Total Assets                   0.55       0.67       1.15
    Allowance for Loan Losses to Nonaccrual Loans           213        165        132
    Allowance for Loan Losses to Nonperforming Loans        201        147        102


     Deposits

As of December 31, 1999, Hudson had 112 branch offices in New Jersey 33 branch offices in New York state, 42 branch offices in Connecticut, and 26 branch offices in Pennsylvania.

Through business development incentives, the Company strives to generate the lowest cost deposits. The following table summarizes the deposit base at the dates indicated (in thousands):

                                                     DECEMBER 31,
                                         1999            1998            1997
                                      ------------------------------------------
Noninterest- bearing
deposits                              $1,231,478      $1,214,521      $1,048,846
NOW/MMDA deposits                      1,145,398       1,249,772       1,312,082
Savings deposits                       1,528,033       1,367,117       1,366,225
Time deposits                          2,550,436       2,941,826       3,049,894
                                      ------------------------------------------
Total Deposits                        $6,455,345      $6,773,236      $6,777,047
                                      ==========================================

While total deposits declined from year-end 1998 to year-end 1999, there was a favorable change in the mix, as higher cost time deposits declined by $391 million while noninterest-bearing and other lower cost deposits increased by $73 million. As of December 31, 1999, noninterest bearing, NOW, MMDA, and savings deposits represented 61% of total deposits.

               Liquidity

Liquidity is a measure of the Company's ability to meet the needs of depositors, borrowers, and creditors at a reasonable cost and without adverse financial consequences. The Company has several liquidity measurements that are evaluated on a frequent basis. The Company has adequate sources of liquidity including Securities Available for Sale, Federal funds lines, and the ability to borrow funds from the Federal Home Loan Bank and Federal Reserve discount window. The management of balance sheet volumes, mixes, and maturities enables the Company to maintain adequate levels of liquidity.

               Capital

Capital adequacy is a measure of the amount of capital needed to support asset growth, absorb unanticipated losses, and provide safety for depositors. The regulators establish minimum capital ratio guidelines for the banking industry.

The following table sets forth the regulatory minimum capital ratio guidelines, the capital ratio guidelines an institution must meet to be considered well capitalized and the current capital ratios of the Company.



                                       REGULATORY MINIMUM     WELL CAPITALIZED     COMPANY CAPITAL
                                         CAPITAL RATIOS        CAPITAL RATIOS           RATIOS
Tier 1 Leverage Ratio                            4%                  5%                  5.7%
Tier 1 Risk-Based Capital Ratio                  4%                  6%                  8.7%
Total Risk-Based  Capital                        8%                 10%                 12.0%


At December 31, 1999, 1998, and 1997, the Company exceeded all regulatory capital guidelines including those for a well capitalized institution.

On December 1, 1997, the Company paid a 3% stock dividend and increased its regular quarterly cash dividend from $0.18 to $0.19 per common share. On September 3, 1998, the Company paid a 3% stock dividend and increased its regular quarterly cash dividend to $0.25 per common share. On December 1, 1999, the Company paid a 3% stock dividend and maintained its regular quarterly cash dividend at $0.25 per common share. The dividend payout ratio, based on cash dividends per share and diluted earnings per share, was 75% for 1999 compared to 173% for 1998 and 48% in 1997. The higher ratios in 1999 and 1998 were due to lower net income resulting from the special charges in those years. Excluding special charges, the payout ratio would have been 44% in 1999 and 52% in 1998.

In February 1993, the Company issued $9.0 million aggregate principal amount of subordinated debentures which mature in 2003 and bear interest at 9.5% per annum payable semi-annually. These notes are redeemable at the option of the Company, in whole or in part, at any time after February 15, 2000, at their stated principal amount plus accrued interest, if any.

In January 1994, the Company issued $25.0 million aggregate principal amount of subordinated debentures which mature in 2004 and bear interest at 7.75% per annum payable semi-annually.

In March 1996, the Company issued $23.0 million aggregate principal amount of subordinated debentures which mature in 2006 and bear interest at 8.75% per annum payable semi-annually. These notes are redeemable at the option of the Company, in whole or in part, at any time after April 1, 2001, at their stated principal amount plus accrued interest, if any.

In September 1996, the Company issued $75.0 million of subordinated debt. The subordinated debentures bear interest at 8.20% per annum payable semi-annually and mature in 2006.

Proceeds of the above issuances were used for general corporate purposes including providing Tier I capital to the subsidiary bank. The debt has been structured to comply with the Federal Reserve Bank rules regarding debt qualifying as Tier 2 capital at the Company.

In January 1997, the Company placed $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior Subordinated Debentures due 2027 of the Company.

In February 1997, the Company placed $25.0 million in aggregate liquidation amount of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $25.3 million principal amount of 9.25% Junior Subordinated Debentures due 2027 of the Company. The 9.25% Trust preferred securities are callable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise.

In June 1998, the Company placed $50.0 million in aggregate liquidation amount of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole assets of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 7.65% Junior Subordinated Debentures due 2028 of the Company.

The three issues of capital securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation and are guaranteed by the Company. The net proceeds of the offerings are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

At the end of the reporting period, there were no known uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity or capital resources.

     Liquidity and interest rate sensitivity management

The primary objectives of asset/liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, maintain an appropriate balance between interest-sensitive earning assets and interest-sensitive liabilities and enhance earnings. Liquidity management is a planning process that ensures that the Company has ample funds to satisfy operational needs, projected deposit outflows, repayment of borrowing and loan obligations and the projected credit needs of its customer base. Interest rate sensitivity management ensures that the Company maintains acceptable levels of net interest income throughout a range of interest rate environments. The Company seeks to maintain its interest rate risk within a range that it believes is both manageable and prudent, given its capital and income generating capacity.

Liquidity risk is the risk to earnings or capital that would arise from a bank's inability to meet its obligations when they come due, without incurring unacceptable losses. The Company uses several measurements in monitoring its liquidity position. In addition, the Company has a number of borrowing facilities with banks, primary broker dealers, the Federal Home Loan Bank and Federal Reserve that are or can be used as sources of liquidity without having to sell assets to raise cash. At December 31, 1999, the Company's liquidity ratios exceed all minimum standards set forth by internal policies.

The Company has an asset/liability management committee which manages the risks associated with the volatility of interest rates and the resulting impact on net interest income, net income and capital. The management of interest rate risk at the Company is performed by: (i) analyzing the maturity and repricing relationships between interest earning assets and interest bearing liabilities at specific points in time (`GAP') and (ii) "income simulation analysis" which analyzes the effects of interest rate changes on net interest income, net income and capital over specific periods of time and captures the dynamic impact of interest rate changes on the Company's mix of assets and liabilities.

The table on the following page presents the GAP position of the Company at December 31, 1999. In preparing this table, management has anticipated prepayments for mortgage-backed securities and mortgage-related securities according to standard industry prepayment assumptions in effect at year-end. Total loans includes adjustable rate loans which are placed according to repricing periods. Fixed rate residential mortgages are assumed to prepay at an annual rate of 6% which is consistent with historical average housing turnover rates. Money market deposits and interest-bearing demand accounts have been included in the due within 90 days category. Assets with daily floating rates are included in the due within 90 days category. Assets and liabilities are included in the table based on their maturities, expected cash repayments or period of first repricing, subject to the foregoing assumptions.

In analyzing its GAP position, although all time periods are considered, the Company emphasizes the next twelve month period. An institution is considered to be liability sensitive, or having a negative GAP, when the amount of interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also repricing within that time period. Conversely, an institution is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-bearing liabilities maturing or repricing is less than the amount of its interest-earning assets also maturing or repricing during the same period. Theoretically, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP.

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

     The following table shows the Gap position of the Company at December 31, 1999 (in thousands):


         GAP ANALYSIS                                                     DUE
                                                       DUE WITHIN       BETWEEN
                                                        ONE YEAR        ONE AND          DUE OVER       NONINTEREST
                                                        OR LESS        FIVE YEARS       FIVE YEARS        BEARING          TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Securities                                           $   445,130      $ 1,654,553      $ 1,266,843     $        --      $ 3,366,526
Total Loans                                            2,409,754        1,789,391        1,480,436              --        5,679,581
Noninterest Bearing Assets                                    --               --               --         640,179          640,179
                                                     ------------------------------------------------------------------------------
Total Assets                                         $ 2,854,884        3,443,944        2,747,279         640,179        9,686,286
Percent of Total Assets                                     29.5%            35.6%            28.3%            6.6%           100.0%

SOURCE OF FUNDS

Interest-Bearing Deposits                            $ 2,620,394      $ 2,112,587      $   490,886     $        --      $ 5,223,867
Borrowings                                             2,320,635           55,000            8,031              --        2,383,666
Long-Term Debt                                                --            9,000          248,300              --          257,300
Noninterest Bearing Deposits                             408,420          740,131           89,927              --        1,231,478
Other Liabilities                                             --               --               --          70,809           70,809
Stockholders' Equity                                          --               --               --         519,166          519,166
                                                     ------------------------------------------------------------------------------
Total Source Of Funds                                $ 5,349,449      $ 2,916,718      $   830,144     $   589,975      $ 9,686,286
Percent of Total Source of Funds                            35.3%            30.1%             8.6%            6.0%           100.0%
===================================================================================================================================
Interest Rate Sensitivity Gap                        $(2,494,565)     $   527,226      $ 1,917,135     $    50,204      $        --
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative Interest Rate Sensitivity Gap             $(2,494,565)      (1,967,339)     $   (50,204)    $        --      $        --
-----------------------------------------------------------------------------------------------------------------------------------


Due in part to the shortcomings of GAP analysis, the Asset/Liability Committee of Hudson United Bancorp believes that financial simulation modeling more accurately estimates the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the likely probability of interest rate changes and behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair values of the net present value of assets, liabilities, and off-balance sheet items.

Financial modeling is performed under several scenarios including a regulatory rate shock scenario which measures changes in net interest income over the next twelve months and market value of portfolio equity given instantaneous and sustained changes in interest rates.

The following table depicts the Company's sensitivity to interest rate changes and the effects on Market Value of Portfolio Equity as of December 31, 1999 under several scenarios including the regulatory rate shock scenario (in thousands).

RATE SHOCK MODEL


Basis point rate change                Net Interest Income          Effect on Market Value of Portfolio Equity
--------------------------------------------------------------------------------------------------------------
+200 bp                                                  -2%                                  -18%
+100 bp                                                  -1%                                  - 9%
-100 bp                                                  +2%                                  + 8%
-200 bp                                                  +2%                                  + 7%


               Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishing standards for the accounting and reporting of derivatives. The statement is effective for fiscal years beginning after June 15, 2000; earlier application is permitted. The Company has elected not to adopt this statement prior to its effective date. The Company does not expect that adoption of the statement will have a material effect on its financial position or results of operations.

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM II

                              INVESTMENT PORTFOLIO

                   Book Value at End of Each Reporting Period

                                                       DECEMBER 31,
                                          --------------------------------------
                                             1999          1998          1997
                                          ----------    ----------    ----------
                                                     (in thousands)
U.S. Treasury and other U.S.
    Government Agencies and
    Corporations                          $3,087,607    $3,056,717    $2,494,101
State and Political Subdivisions              27,620       106,255       106,005
Other Debt Securities                         45,348        20,784        57,828
Common Stock                                 205,951       112,200        63,422
                                          ----------    ----------    ----------
               TOTAL                      $3,366,526    $3,295,956    $2,721,356
                                          ==========    ==========    ==========


Maturities and Weighted Average Yield at End of Latest Reporting Period (in thousands)



                                                                                     Maturing
-----------------------------------------------------------------------------------------------------------------------------
                                                                           After One But     After Five But
                                                      Within One Year    Within Five Years  Within Ten Years  After Ten Years
                                                      ---------------    -----------------  ----------------  ---------------
                                                       Amount  Yield      Amount    Yield    Amount  Yield    Amount     Yield
                                                       ------  -----      ------    -----    ------  -----    ------     -----
U.S. Treasury and Other U.S. Government
    Agencies and Corporations                         $495,631  6.18%    $1,862,556  6.15%   $484,297  6.23%   $245,123   6.08%
States and Political Subdivisions                       14,195  6.15%         6,865  6.86%      4,303  7.69%      2,257   7.51%
Other Debt Securities                                    3,451  6.08%         6,419  5.79%     18,048  6.91%     17,430   8.68%
Equity Securities                                         --     ????         --      ????      --      ????    205,951   6.44%
                                                      --------           ----------          --------          --------
                                     TOTAL            $513,277  6.18%    $1,875,840  6.15%   $506,648  6.26%   $470,761   6.34%
                                                      ========           ==========          ========          ========


Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35 percent.

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO

          Types of Loans At End of Each Reporting Period (in thousands)


                                                                                     December 31,
                                                  ----------------------------------------------------------------------------------
                                                     1999              1998              1997              1996              1995
                                                  ----------        ----------        ----------        ----------        ----------
Commercial, Financial,
  and Agricultural                                $1,550,070        $1,070,844        $  918,106        $  923,380        $  935,550

Real Estate -
  Construction                                       216,178           166,841           185,435           163,387           132,610

Real Estate -
  Mortgage                                         3,031,436         2,962,281         3,203,870         3,225,591         2,908,022

Installment                                          881,897           685,677           604,350           504,853           408,743
                                                  ----------        ----------        ----------        ----------        ----------
     TOTAL                                        $5,679,581        $4,885,643        $4,911,761        $4,817,211        $4,384,925
                                                  ==========        ==========        ==========        ==========        ==========

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1999. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

     Maturities and Sensitivity to Changes in Interest Rates (in thousands)


                                                MATURING
                              ---------------------------------------------
                                         After One       After
                              Within     But Within      Five
                             One Year    Five Years      Years      Total
                             --------    ----------      -----      -----

Commercial, Financial,
    and Agricultural         $358,896     $710,707     $480,467  $1,550,070

Real Estate Construction      163,662       48,711        3,805     216,178

Real Estate - Mortgage        353,004      330,252      341,588   1,024,844
                             ----------------------------------------------

           TOTAL             $875,562     $1,089,670   $825,860  $2,791,092
                             ==============================================

                                                     SENSITIVITY
                                             ----------------------------
                                                Fixed            Variable
                                                Rate               Rate
                                             ----------------------------

Due After One But Within Five Years           $ 621,113          $468,557

Due After Five Years                            711,805           114,055
                                             ----------------------------

TOTAL                                        $1,332,918          $582,612
                                             ============================

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO

                   Nonaccrual, Past Due and Restructured Loans

 (In thousands)                                  December 31,
                               -----------------------------------------------
                                 1999      1998      1997      1996      1995
                               -------   -------   -------   -------   -------
Loans accounted for on
  a nonaccrual basis           $46,352   $46,178   $64,766   $72,883   $63,005

Loans contractually past
  due 90 days or more as
  to interest or principal
  payments                      23,239    21,261    24,349    22,628    18,595

Loans whose terms have been
  renegotiated to provide a
  reduction or deferral of
  interest or principal
  because of a deterioration
  in the financial position
  of the borrower                2,751     5,632    19,054    13,261     3,134

At the end of the reporting period, all loans were disclosed in the above table if known information about possible credit problems of borrowers caused management of the Company to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

At December 31, 1999 and 1998, there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. of Guide 3.

Recognition of interest on the accrual method is discontinued based on contractual delinquency and when timely payment is not expected. A nonaccrual loan is not returned to an accrual status until interest is received up to date on a current basis and other factors indicate collection ability is no longer doubtful.

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE

The following is a summary of the activity in the allowance for possible loan losses, broken down by loan category (in thousands):


                                                                             Year Ended December 31
                                                  ---------------------------------------------------------------------------
                                                      1999            1998            1997            1996            1995
                                                  -----------     -----------     -----------     -----------     -----------
Amount of Loans Outstanding at End of Year        $ 5,679,581     $ 4,885,643     $ 4,911,761     $ 4,817,211     $ 4,384,925
                                                  ===========     ===========     ===========     ===========     ===========

Daily Average Amount of Loans                     $ 5,136,467     $ 4,923,410     $ 4,824,845     $ 4,547,221     $ 4,152,111
                                                  ===========     ===========     ===========     ===========     ===========
Balance of Allowance for Possible

  Loan Losses at Beginning of Year                $    76,043     $    85,230     $    81,979     $    79,968     $    75,204
Loans Charged Off:
  Commercial, Financial and Agricultural              (10,388)        (10,034)         (7,489)        (10,493)        (19,090)
  Real Estate - Construction                               --            (213)             --            (473)            (75)
  Real Estate - Mortgage                              (13,657)        (10,994)        (10,861)        (13,980)        (14,901)
  Installment                                         (24,012)        (22,083)        (15,364)         (4,647)         (2,996)
  Write down of assets held for sale                       --          (9,521)             --              --              --
  Other Loans                                              --              --            (384)         (9,452)            (73)
                                                  -----------     -----------     -----------     -----------     -----------
Total Loans Charged Off                               (48,057)        (52,845)        (34,098)        (39,045)        (37,135)
                                                  -----------     -----------     -----------     -----------     -----------
Recoveries of Loans Previously Charged Off:
  Commercial, Financial and Agricultural                1,962           1,629           3,113           1,874           1,765
  Real Estate-Construction                                 --              --              --              --              40
  Real Estate-Mortgage                                  1,902             988           2,684           2,429           2,643
  Installment                                           6,065           3,437           3,512           1,534             990
  Other Loans                                              --              47             798           1,501              22
                                                  -----------     -----------     -----------     -----------     -----------
Total Recoveries                                        9,929           6,101          10,107           7,338           5,460
                                                  -----------     -----------     -----------     -----------     -----------
Net Loans Charged Off                                 (38,128)        (46,744)        (23,991)        (31,707)        (31,675)
                                                  -----------     -----------     -----------     -----------     -----------
Provision Charged to Expense                           52,200          35,607          24,442          29,060          30,229
Additions Acquired Through Acquisitions                 8,634           1,950           2,800           4,658           6,121
Other                                                      --              --              --              --              89
                                                  -----------     -----------     -----------     -----------     -----------
Balance at end of year                            $    98,749     $    76,043     $    85,230     $    81,979     $    79,968
                                                  ===========     ===========     ===========     ===========     ===========

Ratios
   Net Loans Charged Off to
    Average Loans Outstanding                            0.74%           0.95%           0.50%           0.70%           0.76%
 Allowance for Possible Loan
    Losses to Average Loans
    Outstanding                                          1.92%           1.54%           1.77%           1.80%           1.93%


Management formally reviews the loan portfolio and evaluates credit risk on at least a quarterly basis throughout the year. Such review takes into consideration the financial condition of the borrowers, fair market value of collateral, level of delinquencies, historical loss experience by loan category, industry trends, and the impact of local and national economic conditions.

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE

          ALLOWANCE FOR POSSIBLE LOAN LOSSES ALLOCATION (in thousands)


                     December 31, 1999     December 31, 1998     December 31, 1997     December 31, 1996     December 31, 1995
                  ---------------------------------------------------------------------------------------------------------------

                            % of Loans            % of Loans            % of Loans            % of Loans            % of Loans
                              In Each               In Each               In Each               In Each               In Each
                            Category to           Category to           Category to           Category to           Category to
                    Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans
                  ---------------------------------------------------------------------------------------------------------------

Balance at end of period applicable to domestic loans:

Commercial
Financial and
Agricultural       $38,592     27.9%     $16,789     21.9%      $19,751     18.7%     $20,328    19.2%      $22,359      21.3%

Real Estate -
Construction         5,382      3.9        1,704      3.4           482      3.8          685     3.3           338       3.0

Real Estate -
Mortgage            25,484     46.5       23,868     60.6        30,273     65.2       30,541    67.0        26,223      66.3

Installment         24,895     21.7       20,650     14.1        11,650     12.3       12,876    10.5         4,780       9.4

Unallocated          4,396                13,032                 23,074                17,549                26,268
                   -------    -----      -------    -----       -------    -----      -------   -----       -------     -----
TOTAL              $98,749    100.0%     $76,043    100.0%      $85,230    100.0%     $81,979   100.0%      $79,968     100.0%
                   =======    =====      =======    =====       =======    =====      =======   =====       =======     =====


The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the date indicated.

                     Hudson United Bancorp and Subsidiaries

                             S.E.C. GUIDE 3 - ITEM V

                                    DEPOSITS

The following table sets forth average deposits and average rates for each of the years indicated.

                                                                           Year Ended December 31,
                                                        1999                          1998                          1997
                                               ----------------------          --------------------         ------------------------
                                               Amount            Rate          Amount          Rate         Amount             Rate
                                               ------            ----          ------          ----         ------             ----
                                                                           (In thousands)
Domestic Bank Offices:

Noninterest bearing demand deposits       $   1,170,135                    $1,079,508                   $   949,534

Interest-bearing
demand deposits                               1,199,059           2.01%     1,365,426           2.35%     1,267,143           2.93%

Savings deposits                              1,405,688           2.00%     1,328,052           2.34%     1,403,988           2.41%

Time deposits                                 2,821,338           4.91%     3,106,134           5.32%     3,049,175           5.33%
                                             ----------                    ----------                   -----------
               TOTAL                         $6,596,220                    $6,879,120                   $ 6,669,840
                                             ==========                    ==========                   ===========

Maturities of certificates of deposit and other time deposits of $100,000 or more issued by domestic offices, outstanding at December 31, 1999 are summarized as follows:

                            Time Certificates        Other Time
                                of Deposit            Deposits           Total
                                ----------            --------           -----
                                                    (In thousands)
3 months or less                 $292,412              $  --            $292,412
Over 3 through 6 months           127,564                 --             127,564
Over 6 through 12 months           63,783                 --              63,783
12 months                          61,304                 --              61,304
                                 --------              -----            --------
TOTAL                            $545,063              $  --            $545,063
                                 ========              ===              ========

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM VI

                           RETURN ON EQUITY AND ASSETS



                                                  Year Ended December 31,
                                             -------------------------------
                                              1999        1998         1997
                                             -------------------------------

Return on Average Assets                      0.75%       0.31%        1.01%

Return on Average Equity                     11.95%       4.14%       12.54%

Common Dividend Payout Ratio                 73.00%     173.47%       47.97%

Average Stockholders' Equity to
 Average Assets Ratio                         6.27%       7.42%        8.06%

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM VII

                                   BORROWINGS

The following table shows the distribution of the Company's borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amounts of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.


                                                                   Federal Funds
                                                                   Purchased and
                                                                   Securities Sold
                                                                   Under Agreement     Other
                                                                   to Repurchase       Borrowings
                                                                   ------------------------------
                                                                           (In Thousands)
At Year end December 31:
             1999                                                  $985,170         $1,398,496
             1998                                                   422,158            548,252
             1997                                                   437,813            463,014

Weighted average interest rate at year end:

             1999                                                      5.24%              5.76%
             1998                                                      4.83               5.09
             1997                                                      5.44               5.80

Maximum amount outstanding at any month's end:

             1999                                                  $994,143         $1,500,677
             1998                                                   470,382            696,048
             1997                                                   470,723            482,956

Average amount outstanding during the year:

             1999                                                  $950,039           $725,604
             1998                                                   414,793            444,579
             1997                                                   268,417            403,585

                                                        Federal Funds
                                                        Purchased and
                                                        Securities Sold
                                                        Under Agreement     Other
                                                        to Repurchase     Borrowings
                                                        ---------------------------
                                                              (In Thousands)
Weighted average interest rate during the year:
             1999                                          5.08%            5.47%
             1998                                          5.21             5.92
             1997                                          5.04             6.03


ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           See "GAP ANALYSIS" in Item 7 above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             Hudson United Bancorp and Subsidiaries
                             Consolidated Balance Sheets

DECEMBER 31, (IN THOUSANDS, EXCEPT SHARE DATA)                                                              1999              1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                                  $   277,558    $   293,882
Federal funds sold                                                                                                --         85,397
                                                                                                         -----------    -----------
                                                                       TOTAL CASH AND CASH EQUIVALENTS       277,558        379,279
Investment securities available for sale, at market value                                                  2,804,302      2,660,308
Investment securities held to maturity, at cost
    (market value of $541,240 and $639,263 at 1999 and 1998, respectively)                                   562,224        635,648
Mortgage  loans and assets held for sale                                                                       9,073         28,747
Loans:
    Residential mortgages                                                                                  1,639,578      1,739,054
    Commercial real estate mortgages                                                                       1,024,844        978,040
    Commercial and industrial                                                                              1,766,248      1,237,685
    Consumer credit                                                                                        1,029,975        808,933
    Credit card                                                                                              209,863        107,331
                                                                                                         -----------    -----------
                                                                                           TOTAL LOANS     5,670,508      4,871,043
    Less: Allowance for possible loan losses                                                                 (98,749)       (76,043)
                                                                                                         -----------    -----------
                                                                                             NET LOANS     5,571,759      4,795,000

Premises and equipment, net                                                                                  129,720        114,604
Other real estate owned                                                                                        3,948          4,527
Intangibles, net of amortization                                                                             115,841         84,471
Other assets                                                                                                 211,861        195,191
                                                                                                         -----------    -----------
                                                                                          TOTAL ASSETS   $ 9,686,286    $ 8,897,775
                                                                                                         ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:

    Noninterest bearing                                                                                  $ 1,231,478    $ 1,214,521
    Interest bearing                                                                                       5,223,867      5,558,715
                                                                                                         -----------    -----------
                                                                                        TOTAL DEPOSITS     6,455,345      6,773,236
Borrowings                                                                                                 2,383,666        970,410
Other liabilities                                                                                             70,809        276,904
                                                                                                         -----------    -----------
                                                                                                           8,909,820      8,020,550

Subordinated debt                                                                                            132,000        132,000
Company-obligated mandatorily redeemable preferred capital securities of three subsidiary trusts holding solely junior
  subordinated debentures of the Company                                                                     125,300        125,300
                                                                                                         -----------    -----------

                                                                                     TOTAL LIABILITIES     9,167,120      8,277,850

Stockholders' Equity:
    Convertible Preferred stock-Series B, no par value;
        authorized 25,000,000 shares; 0 shares issued and outstanding in 1999;
        500 shares issued and outstanding in 1998
                                                                                                                  --             50
    Common stock, no par value; authorized 103,000,000
        shares; 52,189,803 shares issued and 51,896,258 shares
        outstanding in 1999 and 53,789,444 shares issued and 53,327,244 shares
        outstanding in 1998                                                                                   92,794         93,470
    Additional paid-in capital                                                                               326,673        360,621
    Retained earnings                                                                                        152,591        165,269
    Treasury stock, at cost, 293,545 shares in 1999 and 462,200 shares in 1998                                (8,438)        (9,819)
    Employee stock awards and unallocated shares held in ESOP, at cost                                        (3,549)        (2,368)
    Accumulated other comprehensive income (loss)                                                            (40,905)        12,702
                                                                                                          -----------    -----------
                                                                             TOTAL STOCKHOLDERS' EQUITY     519,166        619,925
                                                                                                          -----------    -----------
                                                            TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY   $ 9,686,286    $ 8,897,775
                                                                                                          ===========    ===========


See Notes to Consolidated Financial Statements.

                     Hudson United Bancorp and Subsidiaries
                        Consolidated Statements of Income


YEAR ENDED DECEMBER 31, (IN THOUSANDS, EXCEPT PER SHARE DATA)                                     1999           1998         1997
------------------------------------------------------------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans                                                                                           $ 428,523    $ 422,859    $ 420,428
                                                                                                ---------    ---------    ---------
Investment securities                                                                             209,941      189,791      184,638
Other                                                                                               6,112       12,673       10,569
                                                                                                ---------    ---------    ---------
                                                                TOTAL INTEREST AND FEE INCOME     644,576      625,323      615,635
                                                                                                ---------    ---------    ---------
INTEREST EXPENSE:

Deposits                                                                                          190,735      228,335      233,580
Borrowings                                                                                         88,902       47,907       37,864
Subordinated and other debt                                                                        21,873       20,231       17,647
                                                                                                ---------    ---------    ---------
                                                                       TOTAL INTEREST EXPENSE     301,510      296,473      289,091
                                                                                                ---------    ---------    ---------
                                                                          NET INTEREST INCOME     343,066      328,850      326,544
PROVISION FOR POSSIBLE LOAN LOSSES                                                                 52,200       35,607       24,442
                                                                                                ---------    ---------    ---------
                                                            NET INTEREST INCOME AFTER PROVISION
                                                                        FOR POSSIBLE LOAN LOSSES  290,866      293,243      302,102
                                                                                                ---------    ---------    ---------
NONINTEREST INCOME:

Trust department income                                                                             4,574        4,472        4,190
Service charges on deposit accounts                                                                27,576       27,314       28,031
Securities (losses) gains                                                                          (1,164)       4,474        9,445
Loss on assets held for sale                                                                           --      (23,303)          --
Credit card fee income                                                                             22,128       12,353        9,504
Other income                                                                                       35,584       26,713       19,256
                                                                                                ---------    ---------    ---------
                                                                     TOTAL NONINTEREST INCOME      88,698       52,023       70,426
                                                                                                ---------    ---------    ---------

NONINTEREST EXPENSE:

Salaries                                                                                           81,205       84,005       87,024
Pension and other employee benefits                                                                21,544       23,239       28,201
Occupancy expense                                                                                  24,927       24,784       23,292
Equipment expense                                                                                  14,681       11,317       11,620
Deposit and other insurance                                                                         3,521        3,118        3,520
Outside services                                                                                   48,805       34,819       33,365
Other real estate owned expense                                                                        90        3,337        5,590
Amortization of intangibles                                                                        14,870       12,105       10,446
Other                                                                                              29,613       35,721       36,410
Merger related and restructuring costs                                                             32,031       69,086          --
                                                                                                ---------    ---------    ---------
                                                                    TOTAL NONINTEREST EXPENSE     271,287      301,531      239,468
                                                                                                ---------    ---------    ---------
                                                                   INCOME BEFORE INCOME TAXES     108,277       43,735      133,060
PROVISION FOR INCOME TAXES                                                                         38,939       16,984       49,065
                                                                                                ---------    ---------    ---------
                                                                                   NET INCOME   $  69,338    $  26,751    $  83,995
                                                                                                =========    =========    =========

EARNINGS PER SHARE:

Basic                                                                                           $    1.33    $    0.50    $    1.55
Diluted                                                                                         $    1.30    $    0.49    $    1.48

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic                                                                                              52,241       53,380       53,488
Diluted                                                                                            53,242       55,153       56,508



See Notes to Consolidated Financial Statements.

                     Hudson United Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income

YEAR ENDED DECEMBER 31,  (IN THOUSANDS)                                                            1999         1998       1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     NET INCOME   $ 69,338    $ 26,751    $ 83,995
                                                                                                  ========    ========    ========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Unrealized securities losses (gains) arising during period                                        $(54,364)   $  8,508    $ 15,635
Less: reclassification for losses (gains) included in net income                                       757      (2,858)     (5,755)
                                                                                                  --------    --------    --------
Other comprehensive income (loss)                                                                  (53,607)      5,650       9,880
                                                                                                  --------    --------    --------
                                                                           COMPREHENSIVE INCOME   $ 15,731    $ 32,401    $ 93,875
                                                                                                  ========    ========    ========


See Notes to Consolidated Financial Statements.

Hudson United Bancorp and Subsidiaries - Consolidated Statements of Changes in Stockholders' Equity FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                                           CONVERTIBLE
                                                          PREFERRED STOCK              COMMON STOCK              ADDITIONAL
                                                        ------------------         ----------------------         PAID-IN
(IN THOUSANDS, EXCEPT SHARE DATA)                       SHARES       AMOUNT        SHARES          AMOUNT         CAPITAL
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                           490,135    $     4,126     47,508,148    $    84,470    $   400,627
===============================================================================================================================
Net income                                                  --             --             --             --             --
Cash dividends common                                       --             --             --             --             --
Cash dividends preferred                                    --             --             --             --             --
3% Stock Dividend                                           --             --        321,046            570          9,859
Stock Dividend of acquired company                          --             --        231,905            412          5,931
Preferred Stock Dividend                                36,048             13             --             --            454
Preferred Stock Offering                                13,477              5             --             --            101
Shares issued for:
    Stock options exercised                                 --             --         68,852            122         (5,956)
    Warrants exercised                                      --             --             --             --            (48)
    Dividend reinvestment and stock reinvestment
    plan                                                    --             --         10,294             18            292
    Preferred stock conversion                        (524,792)        (4,014)       175,152            311        (36,645)
    Redemption of Preferred Stock                      (13,618)            (5)           979              2           (140)
    Acquire minority interest                               --             --        470,659            837          7,917
Cash in lieu of fractional shares                           --             --             --             --            (97)
Purchase of treasury stock                                  --             --             --             --             --
Effect of compensation plans                                --             --         18,589             34          1,372
Other comprehensive income                                  --             --             --             --             --
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             1,250    $       125     48,805,624    $    86,776    $   383,667
===============================================================================================================================
Net income                                                  --             --             --             --             --
IBSF Fiscal Year Adjustment                                 --             --             --             --             --
Cash dividends common                                       --             --             --             --             --
3% Stock Dividend                                           --             --         82,629            147            270
Stock dividend of acquired company                          --             --      4,057,468          7,214         (3,067)
Shares issued for:
    Stock options exercised                                 --             --        582,159          1,035         (6,282)
    Warrants exercised                                      --             --          7,158             13            (97)
    Dividend reinvestment and stock
    reinvestment plan                                       --             --          4,893              9            161
    Preferred stock conversion                            (750)           (75)        16,608             30           (130)
Cash in lieu of fractional shares                           --             --             --             --           (212)
Other transactions                                          --             --          3,750              7             (7)
Purchase of treasury stock                                  --             --             --             --             --
Issue & retirement of treasury stock                        --             --       (989,058)        (1,759)       (18,930)
Effect of compensation plans                                --             --           (783)            (2)         5,248
Other comprehensive income                                  --             --             --             --             --
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                               500    $        50     52,570,448    $    93,470    $   360,621
===============================================================================================================================
Net income                                                  --             --             --             --             --
Cash dividends common                                       --             --             --             --             --
3% Stock Dividend                                           --             --        159,131            283          2,890
Shares issued for:
    Stock options exercised                                 --             --        590,164          1,050         (7,868)
    Warrants exercised                                      --             --             --             --           (182)
    Dividend reinvestment and stock reinvestment
    plan                                                    --             --         11,742             21            276
    Preferred stock conversion                            (500)           (50)            --             --           (478)
Cash in lieu of fractional shares                           --             --             --             --            (22)
Other transactions                                          --             --         (2,106)            (4)             4
Purchase of  treasury stock                                 --             --             --             --             --
LFB acquisition                                             --             --             --             --             --
Issue & retirement of treasury stock                        --             --     (1,139,576)        (2,026)       (32,853)
Effect of compensation plans                                --             --             --             --          4,285
Other comprehensive income                                  --             --             --             --             --
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                --    $        --     52,189,803    $    92,794    $   326,673
===============================================================================================================================

                                                                                   EMPLOYEE STOCK
                                                                                     AWARDS AND
                                                                                    UNALLOCATED     ACCUMULATED
                                                                                     SHARES HELD       OTHER
                                                       RETAINED        TREASURY       IN ESOP AT   COMPREHENSIVE
(IN THOUSANDS, EXCEPT SHARE DATA)                      EARNINGS         STOCK           COST        INCOME(LOSS)    TOTAL
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                         $   223,411    $   (25,091)   $   (11,980)   $    (2,828)   $   672,735
============================================================================================================================
Net income                                                83,995             --             --             --         83,995
Cash dividends common                                    (32,199)            --             --             --        (32,199)
Cash dividends preferred                                    (650)            --             --             --           (650)
3% Stock Dividend                                        (45,066)        34,723             --             --             86
Stock Dividend of acquired company                        (6,343)            --             --             --             --
Preferred Stock Dividend                                    (467)            --             --             --             --
Preferred Stock Offering                                      --             --             --             --            106
Shares issued for:
    Stock options exercised                                   --         10,380             --             --          4,546
    Warrants exercised                                        --             65             --             --             17
    Dividend reinvestment and stock reinvestment
    plan                                                      --             --             --             --            310
    Preferred stock conversion                                --         40,348             --             --             --
    Redemption of Preferred Stock                             --             --             --             --           (143)
    Acquire minority interest                                 --             --             --             --          8,754
Cash in lieu of fractional shares                             --             --             --             --            (97)
Purchase of treasury stock                                    --        (83,614)            --             --        (83,614)
Effect of compensation plans                                   6            300          2,371             --          4,083
Other comprehensive income                                    --             --             --          9,880          9,880
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                         $   222,687    $   (22,889)   $    (9,609)   $     7,052    $   667,809
============================================================================================================================
Net income                                                26,751             --             --             --         26,751
IBSF Fiscal Year Adjustment                                1,539             --             --             --          1,539
Cash dividends common                                    (39,706)            --             --             --        (39,706)
3% Stock Dividend                                        (41,851)        41,434             --             --             --
Stock dividend of acquired company                        (4,147)            --             --             --             --
Shares issued for:
    Stock options exercised                                   --         18,548             --             --         13,301
    Warrants exercised                                        --            173             --             --             89
    Dividend reinvestment and stock
    reinvestment plan                                         --             --             --             --            170
    Preferred stock conversion                                --            175             --             --             --
Cash in lieu of fractional shares                             (4)            --             --             --           (216)
Other transactions                                            --             --             --             --             --
Purchase of treasury stock                                    --        (70,138)            --             --        (70,138)
Issue & retirement of treasury stock                          --         20,689             --             --             --
Effect of compensation plans                                  --          2,189          7,241             --         14,676
Other comprehensive income                                    --             --             --          5,650          5,650
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                         $   165,269    $    (9,819)   $    (2,368)   $    12,702    $   619,925
============================================================================================================================
Net income                                                69,338             --             --             --         69,338
Cash dividends common                                    (45,257)            --             --             --        (45,257)
3% Stock Dividend                                        (36,759)        33,586             --             --             --
Shares issued for:
    Stock options exercised                                   --         24,986             --             --         18,168
    Warrants exercised                                        --            236             --             --             54
    Dividend reinvestment and stock reinvestment
    plan                                                      --             --             --             --            297
    Preferred stock conversion                                --            528             --             --             --
Cash in lieu of fractional shares                             --             --             --             --            (22)
Other transactions                                            --             --             --             --             --
Purchase of  treasury stock                                   --       (121,367)            --             --       (121,367)
LFB acquisition                                               --         26,563             --             --         26,563
Issue & retirement of treasury stock                          --         34,879             --             --             --
Effect of compensation plans                                  --          1,970         (1,181)            --          5,074
Other comprehensive loss                                      --             --             --        (53,607)       (53,607)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                         $   152,591    $    (8,438)   $    (3,549)   $   (40,905)   $   519,166
============================================================================================================================


See Notes to Consolidated Financial Statements.

                     Hudson United Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows

FOR THE YEARS ENDED DECEMBER 31, 1999,1998 AND 1997 (IN THOUSANDS)                          1999              1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $    69,338    $    26,751    $    83,995
Adjustments to reconcile net income to net cash provided by  operating activities:
        Provision for possible loan losses                                                     52,200         35,607         24,442
        Provision for depreciation and amortization                                            28,131         23,887         22,341
        Amortization of security premiums, net                                                  1,776          2,344          2,799
        Securities (gains) losses                                                               1,164         (4,474)        (9,445)
        Loss (gain) on sale of premises and equipment                                            (892)         1,964            113
        Gain on sale of loans                                                                  (5,065)        (3,029)        (1,289)
        Loss on assets held for sale                                                               --         23,303             --
        Market adjustment on ESOP                                                                  --            728            894
        MRP earned                                                                                 --          2,809          1,210
        IBSF Fiscal Year Adjustment                                                                --          1,539             --
        Mortgage Loans Originated For Sale                                                   (148,616)      (203,172)      (118,022)
        Mortgage Loan Sales                                                                   154,143        192,899        113,945
        Deferred income tax provision                                                             554          1,750          9,675
        Net (increase) decrease in assets held for sale                                        14,147        (14,147)           456
        (Increase) decrease in other assets                                                    15,521        (14,036)        (7,647)
        Increase (decrease) in other liabilities                                              (21,201)       179,872         11,913
                                                                                          -----------    -----------    -----------
                                              NET CASH PROVIDED BY OPERATING ACTIVITIES       161,200        254,595        135,380
                                                                                          -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of investment securities available for sale                               332,512        479,997        464,288
Proceeds from repayments and maturities of investment securities:
    Available for sale                                                                        834,451        996,197        456,502
    Held to maturity                                                                          155,126        532,366        257,875
Purchases of investment securities:
    Available for sale                                                                     (1,428,159)    (1,861,926)      (920,556)
    Held to maturity                                                                          (82,085)      (684,718)      (235,873)
Net cash (used) acquired through acquisitions                                                (262,763)       231,417             --
Increase in loans other than purchases and sales                                             (158,391)      (108,014)      (212,042)
Loans purchased                                                                              (114,273)            --        (29,704)
Loans sold                                                                                    100,449        129,842        127,204
Proceeds from sales of premises and equipment                                                   7,939            124            702
Purchases of premises and equipment                                                           (31,483)       (14,646)       (16,830)
Decrease in other real estate owned                                                               876         11,047         11,910
                                                                                          -----------    -----------    -----------
                                                  NET CASH USED IN INVESTING ACTIVITIES      (645,801)      (288,314)       (96,524)
                                                                                          -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in demand deposits                                                                 9,580        113,215         52,832
Net (decrease) increase in NOW and savings accounts                                          (239,340)      (196,879)        10,860
Net (decrease) increase in certificates of deposit                                           (595,770)      (262,524)        21,084
Net increase in borrowings                                                                  1,354,442         69,240        226,269
Reduction of ESOP loan                                                                          2,073            853            696
Net proceeds from issuance of debt                                                                 --         45,987         74,513
Net proceeds from the issuance of stock                                                        18,519         13,560         14,114
Termination of ESOP Plan                                                                           --         10,220             --
Cash dividends paid                                                                           (45,257)       (39,706)       (32,849)
Purchase of stock for pension plan                                                                 --           (341)            --
Acquisition of treasury stock                                                                (121,367)       (70,138)       (83,614)
                                                                                          -----------    -----------    -----------
                                   NET CASH  PROVIDED BY (USED IN) FINANCING ACTIVITIES       382,880       (316,513)       283,905
                                                                                          -----------    -----------    -----------

                                       (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (101,721)      (350,232)       322,761

                                         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       379,279        729,511        406,750
                                                                                          -----------    -----------    -----------
                                               CASH AND CASH EQUIVALENTS AT END OF YEAR   $   277,558    $   379,279    $   729,511
                                                                                          ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
    Interest                                                                              $   297,116    $   292,807    $   287,881
    Income taxes                                                                               23,167         27,684         35,874
Liabilities assumed in purchase business combinations and branch acquisitions                 572,981        342,720             --
                                                                                          ===========    ===========    ===========


See Notes to  Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              DECEMBER 31, 1999 (IN THOUSANDS, EXCEPT SHARE DATA)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hudson United Bancorp (the Company) provides a full range of banking services to individual and corporate customers through its banking subsidiary, Hudson United Bank (Hudson United), with branch locations in New Jersey, Connecticut, New York and Pennsylvania. The Company is subject to the regulations of certain Federal and State banking agencies and undergoes periodic examinations by those agencies.

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of Hudson United Bancorp and its subsidiaries, all of which are wholly owned. The financial statements of institutions acquired which have been accounted for by the pooling-of-interests method are included herein for all periods presented.

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

Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available for sale and are carried at fair value. Differences between available for sale securities' amortized cost and fair value are charged/credited directly to stockholders' equity, net of income taxes. The cost of securities sold is determined on a specific identification basis. The Company had no securities held for trading purposes at December 31, 1999 and 1998.

Security purchases and sales are recorded on the trade date.

MORTGAGE LOANS AND ASSETS HELD FOR SALE

Mortgages held for sale are recorded at cost, which approximates market. These mortgages are typically sold within three months of origination without recourse. Assets held for sale are carried at lower of cost or market.

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

In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118," Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. These accounting standards require that the measurement of impairment of a loan be based on one of the following: the present value of expected future cash flows, net of estimated costs to sell, discounted at the loan's effective interest rate; a loan's observable market price; or the fair value of collateral, if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company will be required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for possible loan losses. The valuation allowance, if any, is maintained as part of the allowance for possible loan losses. The Company's process of identifying impaired loans is conducted as part of its review for the adequacy of the allowance for possible loan losses.

While management uses available information to recognize potential losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the Company's market areas. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the allowance for possible loan losses of subsidiary banks. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examinations.

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

INTANGIBLES

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and core deposit intangibles. Goodwill is being amortized on a straight-line basis over periods ranging from five to ten years. Core deposit intangibles are being amortized, on a straight-line basis, over the estimated average remaining lives of such intangible assets (primarily five years).

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

As discussed further in Note (2), the Company acquired all of the outstanding shares of Poughkeepsie Financial Corp. (PFC) on April 24, 1998, and all of the outstanding shares of Dime Financial (DFC) on August 21, 1998. PFC and DFC established valuation allowances due to uncertainties surrounding their ability to realize their deferred tax assets. Considering the combined operating results of the Company, it is unlikely that the Company would have established these valuation allowances with respect to its deferred tax assets had the companies previously been combined. Accordingly, the accompanying financial statements (including quarterly financial information in Note 21) have been restated to reflect what the changes to the valuation allowance would have been had the companies always been combined.

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

RECENT ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. The Company has elected to display Consolidated Statements of Income and Consolidated Statements of Comprehensive Income separately for the disclosed periods.

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company's banking subsidiary, Hudson United Bank, meets the criteria of SFAS No. 131 to be considered in the aggregate as a reportable segment. Hudson United Bancorp, the bank's holding company, is not a reportable segment because it does not exceed any of the quantitative thresholds.

Effective for the fiscal year ended December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets.

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishing standards for the accounting and reporting of derivatives. The statement is effective for fiscal years beginning after June 15, 2000; earlier application is permitted. The Company has elected not to adopt this statement prior to its effective date. The Company does not expect that adoption of the statement will have a material effect on its financial position or results of operations.

CASH EQUIVALENTS

Cash equivalents include amounts due from banks and Federal funds sold.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1997 amounts in order to conform to 1999's presentation.

(2) BUSINESS COMBINATIONS

The following business combinations have been accounted for using the poolings-of-interests method of accounting.

On January 8, 1998, the Company acquired all the outstanding shares of The Bank of Southington (BOS) based in Southington, Connecticut. Each share of BOS common stock outstanding was converted into .637 shares of the Company's common stock for a total of 755,133 shares. At the time of the acquisition, BOS had approximately $135 million in assets.

On April 24, 1998, the Company acquired all the outstanding shares of Poughkeepsie Financial Corp. (PFC) based in Poughkeepsie, New York. Each share of PFC's common stock outstanding was converted into .309 shares of the Company's common stock for a total of 3,586,360 shares. At the time of the acquisition, PFC had approximately $830 million in assets.

On May 29, 1998, the Company acquired all the outstanding shares of MSB Bancorp
(MSB) based in Goshen, New York. Each share of MSB's common stock outstanding was converted into 1.052 shares of the Company's common stock for a total of 2,933,710 shares. At the time of the acquisition MSB, had approximately $745 million in assets.

On August 14, 1998, the Company acquired all the outstanding shares of IBS Financial (IBS) based in Cherry Hill, New Jersey. Each share of IBS common stock outstanding was converted into .550 shares of the Company's common stock for a total of 5,946,880 shares. At the time of the acquisition, IBS had approximately $743 million in assets.

On August 14, 1998, the Company acquired all the outstanding shares of Community Financial Holding Corporation (CFHC) based in Westmont, New Jersey. Each share of CFHC common stock was converted into .716 shares of the Company's common stock for a total of 766,144 shares. At the time of the acquisition, CFHC had approximately $150 million in assets.

On August 21, 1998, the Company acquired all the outstanding shares of Dime Financial Corporation (DFC) based in Wallingford, Connecticut. Each share of DFC common stock was converted into 1.0815 shares of the Company's common stock for a total of 5,221,614 shares. At the time of the acquisition, DFC had approximately $961 million in assets.

On November 30, 1999, the Company acquired all the outstanding shares of JeffBanks, Inc. (Jeff) based in Philadelphia, Pennsylvania. Each share of Jeff common stock was converted into .9785 shares of the Company's common stock for a total of 10,863,069 shares. At the time of the acquisition, Jeff had approximately $1.8 billion in assets.

On December 1, 1999, the Company acquired all the outstanding shares of Southern Jersey Bancorp (SJB) based in Bridgeton, New Jersey. Each share of SJB common stock was converted into 1.2978 shares of the Company's common stock for a total of 1,467,405 shares. At the time of the acquisition, SJB had approximately $425 million in assets.

Under the pooling-of-interests method, the accompanying consolidated financial statements include the accounts of these acquired institutions for all periods presented.

Separate results of the combining pooled entities for the period prior to their acquisition are as follows-

                                                         1998            1997
                                                       -------------------------
Net interest income-
The Company, as previously reported (1)                $ 254,194       $ 139,110
           BOS                                                --           6,733
           PFC                                                --          27,448
           MSB                                                --          24,484
           CFHC                                               --           6,316
           IBS                                                --          22,623
           DFC                                                --          28,221
           JEFF                                           59,773          54,968
           SJB                                            14,883          16,641
                                                       -------------------------
 Net income                                            $ 328,850       $ 326,544
                                                       =========================


The Company, as previously reported (1)                $  23,151       $  48,180
           BOS                                                --             327
           PFC(2)                                             --           2,429
           MSB                                                --           2,281
           CFHC                                               --             630
           IBS                                                --           5,806
           DFC(2)                                             --          10,174
           JEFF                                           11,432          13,331
           SJB                                            (7,832)            837
                                                       -------------------------
                                                       $  26,751       $  83,995
                                                       =========================

(1) Represents amounts previously reported by the Company as restated for the elimination of preferred stock dividends paid by MSB to the Company of $1.13 million in 1997.

(2) Represents amounts previously reported by PFC and DFC as restated for certain changes in the timing of deferred tax asset valuation allowance changes (see Note 1 Federal Income Taxes).

Results of operations have been included for periods subsequent to the acquisition date for business combinations that have been accounted for using the purchase method.

On February 5, 1998, the Company acquired Security National Bank & Trust Company of New Jersey (SNB) for a cash purchase price of $9.8 million which was $5.5 million in excess of the fair value of the net assets acquired. Security was a $86 million asset bank and trust company with 4 branch locations, headquartered in Newark, New Jersey. In the merger, shareholders of SNB received $34.00 in cash for each share of SNB common stock.

On June 26, 1998, the Company acquired 21 branches of First Union National Bank located in New Jersey and Connecticut. The 8 Connecticut branches representing $99.6 million in deposits were merged into Lafayette. The 13 New Jersey branches representing $143.3 million in deposits were merged into Hudson.

On July 24, 1998, the Company acquired two additional branches of First Union National Bank located in Hyde Park and Woodstock, New York. The branches representing $25.2 million in deposits were merged into Bank of the Hudson.

On March 26, 1999, the Company completed its purchase of $151 million in deposits and a retail branch office in Hartford, Connecticut from First International Bank.

On May 20, 1999, the Company acquired Little Falls Bancorp, Inc. (LFB) in a combination stock and cash purchase price of $55.0 million, which was $21.8 million in excess of the fair value of net assets acquired. LFB had approximately $341 million in assets at the time of acquisition.

On October 22, 1999, the Company acquired the assets of Lyon Credit Corporation, a $350 million asset finance company and subsidiary of Credit Lyonnis
Americas.

On December 1, 1999 the Company completed its purchase of loans (approximately $148 million) and other financial assets, as well as assumed the deposit liabilities (approximately $112 million) of Advest Bank and Trust.

Pro forma results of operations have not been disclosed herein because the SNB, First Union branches, Hartford branch, LFB, Lyon Credit Corporation, and Advest combinations were not deemed to be significant.

Merger related and restructuring costs were $32.0 million in 1999 and $69.1 million in 1998. The 1999 costs include payout and accruals for employment contracts, severance and other employee related costs ($12.6 million), branch closing, fixed asset disposition and other occupancy related costs ($3.9 million), technical support for system conversion and early termination of system related contracts ($5.6 million), legal and accounting professional services and approval costs ($1.8 million), financial advisor costs ($4.1 million), provision for other real estate owned ($2.0 million) and other merger related expenses ($2.0 million).

The tables that follow present the activity in 1999 related to the restructuring charge reserves established in 1999 and 1998. The Company believes that the remaining restructuring reserves as of December 31, 1999 are adequate and that no revisions of estimates are necessary at this time.


                          Restructuring     Cash     Noncash      Remaining
($ Millions)                 Charge       Activity   Activity  Reserve 12/31/99
                          -------------   --------   --------  ----------------
1999 Reserves
-----------------------
Severance and related costs   $12.6         0.4        0.0          $12.2
Costs of consolidating
  operations                   19.4         7.7        0.0           11.7
                              -----         ---        ---          -----
       Total                  $32.0         8.1        0.0          $23.9
                              =====         ===        ===          =====

1999 Reserves
-----------------------
Severance and related costs   $29.4         26.2       (3.1)        $ 0.1
Costs of consolidating
  operations                   39.7         34.5       (3.4)          1.8
                              -----         ----        ---         -----
       Total                  $69.1         60.7       (6.5)        $ 1.9
                              =====         ====        ===         =====

$6.5 million of the 1998 charges were reversed in the second and third quarters of 1999 and other unanticipated restructuring costs of approximately the same amount were recognized relating to the disposition of United Financial Services, Inc. and the Bank's charter consolidations and Company name change.

(3) CASH AND DUE FROM BANKS

The Company's subsidiary bank is required to maintain an average reserve balance as established by the Federal Reserve Board. The amount of those reserve balances for the reserve computation period, which included December 31, 1999, was approximately $11.2 million.

(4) INVESTMENT SECURITIES

The amortized cost and estimated market value of Investment Securities as of December 31, are summarized as follows (in thousands):


                                                            1999
                                    ------------------------------------------------------
                                                         GROSS UNREALIZED       ESTIMATED
                                     AMORTIZED        ---------------------        MARKET
                                       COST           GAINS        (LOSSES)         VALUE
-------------------------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Government                     $    87,332   $       196    $      (303)   $    87,225
U.S. Government agencies                350,040            85         (7,595)       342,530
Mortgage-backed securities            2,167,606         1,431        (48,880)     2,120,157
States and political subdivisions         3,118            12            (10)         3,120
Other debt securities                    47,128             4         (1,813)        45,319
Equity securities                       213,826         1,932         (9,807)       205,951
                                    -------------------------------------------------------
                                    $ 2,869,050   $     3,660    $   (68,408)   $ 2,804,302
                                    =======================================================
HELD TO MATURITY

U. S. Government                    $    24,195   $        --    $      (253)   $    23,942
U. S. Government agencies                45,960           201           (636)        45,525
States and political subdivisions       467,540           220        (19,967)       447,793
Mortgage-backed securities               24,500            26           (575)        23,951
Other debt securities                        29            --             --             29
                                    -------------------------------------------------------
                                    $   562,224   $       447    $   (21,431)   $   541,240
                                    =======================================================


                                                            1998
                                    ------------------------------------------------------
                                                         GROSS UNREALIZED       ESTIMATED
                                     AMORTIZED        ---------------------        MARKET
                                       COST           GAINS        (LOSSES)         VALUE
-------------------------------------------------------------------------------------------
AVAILABLE FOR SALE
U. S. Government                    $   108,036   $     1,940    $        --    $   109,976
U. S. Government agencies               425,610         3,555            (59)       429,106
Mortgage-backed securities            1,888,149        14,984         (4,956)     1,898,177
States and political subdivisions        87,132         3,047           (114)        90,065
Other debt securities                    20,690           152            (58)        20,784
Equity securities                       110,403         2,471           (674)       112,200
                                    -------------------------------------------------------
                                    $ 2,640,020   $    26,149    $    (5,861)   $ 2,660,308
                                    =======================================================
HELD TO MATURITY

U. S. Government                    $    42,373   $       393    $        --    $    42,766
U. S. Government agencies                37,360         1,462             --         38,822
State and political subdivisions         16,190           204             (4)        16,390
Mortgage-backed securities              539,725         2,277           (717)       541,285
                                    -------------------------------------------------------
                                    $   635,648   $     4,336    $      (721)   $   639,263
                                    =======================================================


The amortized cost and estimated market value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                    AMORTIZED   ESTIMATED MARKET
(in thousands)                                         COST           VALUE
--------------------------------------------------------------------------------
AVAILABLE FOR SALE

Due in one year or less                            $  109,686      $  107,120
Due after one year through five years                 287,594         284,290
Due after five years through ten years                 40,640          38,967
Due after ten years                                    49,698          47,817
                                                   ----------------------------
                                                      487,618         478,194
Mortgage-backed securities                          2,167,606       2,120,157
Equity securities                                     213,826         205,951
                                                   ----------------------------
                                                   $2,869,050      $2,804,302
                                                   ============================
HELD TO MATURITY
Due in one year or less                            $   21,050      $   21,000
Due after one year through five years                  58,360          57,404
Due after five years through ten years                 13,608          13,586
Due after ten years                                     1,666           1,457
                                                   ----------------------------
                                                       94,684          93,447
Mortgage-backed securities                            467,540         447,793
                                                   ----------------------------
                                                   $  562,224      $  541,240
                                                   ============================



Sales of securities for the years ended December 31, are summarized as follows (in thousands):

                                     1999             1998                1997
--------------------------------------------------------------------------------
Proceeds from sales               $ 332,512        $ 479,997          $ 464,288
Gross gains from sales                4,156            5,342              9,939
Gross losses from sales              (5,320)            (868)              (494)


Securities with a book value of $1.6 billion and $496.2 million at December 31, 1999 and 1998, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

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

The allowance for possible loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in operations in the periods in which they become known. A summary of the activity in the allowance for possible loan losses is as follows (in thousands):

                                                  1999       1998         1997
-------------------------------------------------------------------------------
Balance at January 1                           $ 76,043    $ 85,230    $ 81,979
Additions (deductions):
     Provision charged to expense                52,200      35,607      24,442
    Allowance acquired through mergers or
        acquisitions                              8,634       1,950       2,800
    Recoveries on loans previously charged off    9,929       6,101      10,107
    Loans charged off (1)                       (48,057)    (52,845)    (34,098)
                                               --------------------------------
Balance at December 31                         $ 98,749    $ 76,043    $ 85,230
                                               ================================

1)   Includes $9,521 writedown on assets held for sale in 1998.

(6) NONPERFORMING ASSETS

The following table presents information related to loans which are on nonaccrual, contractually past due ninety days or more as to interest or principal payments and loans which have been restructured to provide a reduction or deferral of interest or principal for reasons related to the debtors' financial difficulties.

(in thousands)                                                    DECEMBER 31,
                                                           ---------------------
                                                              1999         1998
--------------------------------------------------------------------------------
Nonaccrual loans                                            $46,352      $46,178
Renegotiated loans                                            2,751        5,632
                                                            --------------------
    Total nonperforming loans                               $49,103      $51,810
                                                            ====================
90 days or more past due and still accruing                 $23,239      $21,261
                                                            ====================

                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                              1999      1998      1997
                                                             --------------------------
Gross interest income which would have been recorded
under original terms                                          $3,217   $8,012   $6,341
                                                              ========================
Gross interest income recorded during the year                $  407   $  685   $1,454
                                                              ========================

At December 31, 1999 and 1998 impaired loans, comprised principally of nonaccruing loans, totaled $2.7 million and $38.4 million, respectively. The allowance for possible loan losses related to such impaired loans was $0.4 million and $9.9 million at December 31, 1999 and 1998, respectively. The average balance of impaired loans for 1999 and 1998 was $20.6 million and $41.3 million, respectively.

(7) LOANS TO RELATED PARTIES

In the ordinary course of business, the subsidiary bank has extended credit to various directors, officers and their associates.

The aggregate loans outstanding to related parties are summarized below for the year ended December 31, 1999 (in thousands):

Balance at January 1                                                   $ 29,958
New loans issued                                                         17,515
Repayment of loans                                                         (859)
Loans to former directors                                               (20,586)
                                                                       --------
Balance at December 31                                                 $ 26,028
                                                                       ========

Charles F.X. Poggi who is the Chairman of the Compensation Committee, and is involved in setting executive compensation, is president of Poggi Press, a general printing company. During 1999 Poggi Press was paid $677 thousand for printing work for Hudson United Bancorp. Management believes the terms and conditions of the transactions with Poggi Press to be equivalent to terms available from an independent third party.

W. Peter McBride who is on the Compensation Committee, and is involved in setting executive compensation, is affiliated with McBride Corporate Real Estate. McBride Corporate Real Estate was retained to assist in the sale and/or leasing of various Hudson United Bancorp properties and in doing so earned commissions of approximately $584 thousand. Management believes the terms and conditions of the transactions with McBride Corporate Real Estate to be equivalent to terms available from an independent third party.

(8) PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31 (in thousands):

                                                       1999             1998
--------------------------------------------------------------------------------
Land                                                 $  19,634        $  20,175
Premises                                               108,767          106,698
Furniture, fixtures and equipment                      111,724           90,108
                                                      -------------------------
                                                       240,125          216,981
Less- Accumulated depreciation                        (110,405)        (102,377)
                                                      -------------------------
                                                     $ 129,720        $ 114,604
                                                      =========================

Depreciation and amortization expense for premises and equipment for 1999, 1998 and 1997 amounted to $12.5 million, $11.6 million and $11.8 million, respectively.

(9) INCOME TAXES

The components of the provision (benefit) for income taxes for the year ended December 31 are as follows (in thousands):

                                              1999         1998            1997
--------------------------------------------------------------------------------
Federal-
    Current                                $ 32,179     $ 15,614        $ 31,874
    Deferred                                    554        1,750           9,675
State                                         6,206         (380)          7,516
                                           -------------------------------------
    Total provision for income taxes       $ 38,939     $ 16,984        $ 49,065
                                           =====================================


A reconciliation of the provision for income taxes, as reported, with the Federal income tax at the statutory rate for the year ended December 31 is as follows (in thousands):


                                                          1999          1998           1997
-------------------------------------------------------------------------------------------
Tax at statutory rate                                    $37,897      $ 15,281     $ 46,390
        Increase  (decrease)  in taxes  resulting
        from-
    Tax-exempt income                                     (3,075)       (4,180)      (1,740)
    Non-deductible merger related expenses                 1,750         5,232           --
    State income taxes, net of Federal income
        tax benefit                                        4,033          (247)       4,969
    Other, net                                            (1,666)          898         (554)
                                                        -----------------------------------
    Provision for income taxes                           $38,939      $ 16,984     $ 49,065
                                                        ===================================


Significant components of deferred tax assets and liabilities are as follows (in thousands):

                                                             DECEMBER 31,
                                                         1999            1998
--------------------------------------------------------------------------------
Deferred Tax Assets (Liabilities):
    Allowance for possible loan losses                   $ 30,504      $ 25,159
    Federal and state tax operating loss carry forwards     7,040         5,847
    Director/Officer Compensation Plans                     1,820         1,340
    Allowance for Losses on OREO                            2,170         2,152
    Depreciation                                           (3,877)       (5,432)
    Accumulated  Other Comprehensive (Income) Loss         22,662        (7,038)
    Acquisition Related Expenses                            6,650         4,710
    Writedown of Assets Held for Sale                       3,332           --
    Other                                                 (18,511)       14,367
                                                      -------------------------
    Net Deferred Tax Asset                               $ 51,790      $ 41,105
                                                      =========================

Management periodically evaluates the realizability of its deferred tax asset and will adjust the level of the valuation allowance if it is deemed more likely than not that all or a portion of the asset is realizable. There was no valuation allowance as of December 31, 1999 or 1998.

The following represents the tax impact of unrealized securities gains (losses):


                                                      For the year ended
                                                       December 31,1999
                                              ---------------------------------
                                               Before tax     Tax    Net of Tax
                                                 Amount     Benefit    Amount
                                               --------------------------------
Unrealized holding gains (losses) arising
  during period                                $(86,200)   $ 31,836    $(54,364)
Less: reclassification for gains  (losses)
  realized in Net Income                         (1,164)        407        (757)
                                               --------------------------------
Net change during period                       $(85,036)   $ 31,429    $(53,607)
                                               ================================


                                                      For the year ended
                                                       December 31,1999
                                              ---------------------------------
                                               Before tax     Tax    Net of Tax
                                                 Amount     Benefit    Amount
                                               --------------------------------
Unrealized holding gains arising during
  period                                       $ 13,224    $ (4,716)   $  8,508
Less: reclassification for gains realized in
  Net Income                                      4,474      (1,616)      2,858
                                               --------------------------------
Net change during period                       $  8,750    $ (3,100)   $  5,650
                                               ================================


                                                      For the year ended
                                                       December 31,1999
                                              ---------------------------------
                                               Before tax     Tax    Net of Tax
                                                 Amount     Benefit    Amount
                                               --------------------------------
Unrealized holding gains  arising during
  period                                       $ 25,350    $ (9,715)   $ 15,635
Less: reclassification for gains realized in
  Net Income                                      9,445      (3,690)      5,755
                                               --------------------------------
Net change during period                       $ 15,905    $ (6,025)   $  9,880
                                               ================================

(10) BENEFIT PLANS AND POSTRETIREMENT BENEFITS

The Company and its acquired subsidiaries have certain pension plans which cover eligible employees. The plans provide for payments to qualified employees based on salary and years of service. The Company's funding policy for these plans is to make the maximum annual contributions allowed by the applicable regulations.

Information regarding the benefit obligation resulting from the actuarial valuations prepared as of January 1, 1999 and 1998 is as follows (in thousands):


                                                                        1999            1998
---------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                                $ 40,059      $ 35,575
Service cost                                                              1,965         1,437
Interest cost                                                             2,447         2,364
Actuarial gain                                                           (6,822)          291
Amendments                                                                   60          --
Settlements                                                              (1,589)         --
Benefits paid                                                            (2,456)       (2,297)
                                                                       ---------     --------
Benefit obligation at end of year                                      $ 33,664      $ 37,370
                                                                       =========     ========

CHANGE IN PLAN ASSETS:

Fair value of plan assets at beginning of year                         $ 42,875      $ 39,965
Actual return on plan assets                                              4,162         3,764
Employer contribution                                                       293          --
Settlements                                                              (1,589)         --
Benefits paid                                                            (2,456)       (2,297)
                                                                        --------     --------
Fair value of plan assets at end of year                               $ 43,285      $ 41,432
                                                                        ========     ========

PREPAID PENSION COST CONSISTS OF THE FOLLOWING AS OF DECEMBER 31:

Funded status                                                          $  9,621      $  4,061
Unrecognized net transition obligation                                     (299)         (486)
Unrecognized net actuarial loss                                          (8,455)         (247)
Unrecognized prior service cost                                             654          (298)
                                                                        --------     --------
Prepaid pension cost                                                   $  1,521      $  3,030
                                                                        ========     ========

Assumptions used by the Company in the accounting for its plans in 1999 and 1998 were:

WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31
                                                          1999           1998
--------------------------------------------------------------------------------
Discount rate                                           7.5%-7.8%      6.5-7.5%
Expected return on plan assets                          8.0%-8.3%      8.0-8.5%
Rate of compensation increase                           3.5%-4.5%      3.5-4.5%


COMPONENTS OF NET PERIODIC BENEFIT COST (IN THOUSANDS):


                                                                   1999        1998      1997
-----------------------------------------------------------------------------------------------
Service cost                                                     $ 2,023     $ 1,437    $ 1,583
Interest cost                                                      2,388       2,364      2,050
Expected return on plan assets                                    (3,403)     (3,137)    (2,857)
Amendments                                                            60        --         --
Settlements                                                          473        --         --
Net Amortization and deferral                                         44        (118)       (92)
                                                                 ------------------------------
Net periodic benefit cost                                        $1,585      $   546    $   684
                                                                 ==============================


The Company has 401(k) savings plans covering substantially all of its employees. Under these Plans, the Company matches varying percentages of the employee's contribution. The Company's contributions under these Plans were approximately $1.2, $1.4 and $1.1 million in 1999, 1998 and 1997, respectively.

Except for the pension plans, the Company does not provide any significant post-retirement benefits.

(11) DEPOSITS

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $545.1 million and $483.8 million at December 31, 1999 and 1998, respectively.

The scheduled maturities of certificates of deposit are as follows at December 31, 1999 (in thousands):


     3 months or less                                  $ 871,612
     Greater than 3 months to 1 year                   1,200,179
     Greater than 1 year to 3 years                      398,548
     Greater than 3 years                                 80,097
                                                     -----------
                                                     $ 2,550,436
                                                     ===========

(12) BORROWINGS

The following is a summary of borrowings at December 31 (in thousands):

                                                            1999         1998
                                                        ------------------------
Federal Home Loan Bank advances                         $1,371,760    $  524,444
Securities sold under agreements to repurchase             759,670       271,558
Federal funds purchased                                    225,500       150,600
Treasury, Tax and Loan note                                  4,149        16,394
Other borrowings                                            22,587         7,414
                                                        ------------------------
    Total borrowings                                    $2,383,666    $  970,410
                                                        ========================

Maturity distribution of borrowings at December 31, 1999 (in thousands):

2000                                                  $2,320,635
2001                                                      50,000
2003                                                       5,000
2008                                                       6,240
2009 and after                                             1,791
                                                      ----------
                               Total                  $2,383,666
                                                      ==========


Information concerning securities sold under agreements to repurchase and FHLB advances is summarized as follows (in thousands):

                                                            1999           1998
--------------------------------------------------------------------------------
Average daily balance during the year                $ 1,588,007     $  732,188
Average interest rate during the year                       5.18%          5.57%
Maximum month-end balance during the year            $ 2,169,579      1,063,419

Investment securities underlying the repurchase agreements at December 31 (in thousands):


                                                         1999          1998
--------------------------------------------------------------------------------
Carrying value                                          $983,012     $ 351,404
Estimated fair value                                    $986,507       352,657

(13) SUBORDINATED DEBT

In February 1993, the Company issued $9.0 million aggregate principal amount of subordinated debentures which mature in 2003 and bear interest at 9.5% per annum payable semi-annually. These notes are redeemable at the option of the Company, in whole or in part, at any time after February 15, 2000, at their stated principal amount plus accrued interest, if any.

In January, 1994, the Company sold $25.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2004, bear interest at 7.75% per annum payable semi-annually.

In March 1996, the Company issued $23.0 million aggregate principal amount of subordinated debentures which mature in 2006 and bear interest at 8.75% per annum payable semi-annually. These notes are redeemable at the option of the Company, in whole or in part, at any time after April 1, 2001, at their stated principal amount plus accrued interest, if any.

In September 1996, the Company sold $75.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at 8.20% per annum payable semi-annually.

Proceeds of the above issuances were used for general corporate purposes including providing Tier I capital to the subsidiary banks. The debt has been structured to comply with the Federal Reserve Bank rules regarding debt qualifying as Tier 2 capital at the Company.

(14) CAPITAL TRUST SECURITIES

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

On February 5, 1997, the Company placed $25.0 million in aggregate liquidation amount of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $25.3 million principal amount of 9.25% Junior Subordinated Debentures due 2027 of the Company. The 9.25% Trust preferred securities are callable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise.

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

The three issues of capital securities have preference over the common securities under certain circumstances with respect to cash distribution and amounts payable on liquidation and are guaranteed by the Company.

The net proceeds of the offerings are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

(15) STOCKHOLDERS' EQUITY

On December 1, 1997, the Company paid a 3% stock dividend to stockholders of record on November 13, 1997. On September 1, 1998, the Company paid a 3% stock dividend to stockholders of record on August 14, 1998. On December 1, 1999, the Company paid a 3% stock dividend to stockholders of record on November 26, 1999. As a result, all share data has been retroactively restated.

In December 1996, as part of the Westport Bancorp, Inc. (Westport) acquisition, the Company converted all outstanding preferred shares of Westport into a new class of preferred stock. Holders of the preferred stock were entitled to dividends when and if declared by the Company's Board of Directors. Each share of the preferred stock was convertible at any time at the option of the holder thereof into 33.2175 shares of common stock. All the preferred share have been converted into common stock.

In July 1996, as part of the Lafayette American Bank (Lafayette) acquisition, the Company converted all outstanding Lafayette warrants into Hudson United Bancorp warrants. Each Hudson United Bancorp warrant was exercisable at $6.85 for one share of Hudson United Bancorp common stock. The warrants were exercisable at the option of the holder, until February 1999, at which time the warrants expired. During 1999 all remaining warrants were exercised.

In April 1999, the Board of Directors adopted the 1999 Stock Option Plan, which provides for the issuance of up to 1,030,000 stock options to employees of the Company in addition to those previously granted. The option or grant price cannot be less than the fair market value of the common stock at the date of the grant. These options were granted under the existing plans of the acquired companies.

In connection with the PFC, MSB, DFC, IBS, and Jeff acquisitions, all of the outstanding PFC, MSB, DFC, IBS, and Jeff options were converted into options to purchase common stock of the Company. Transactions under the Company's plans are summarized as follows:

                                             NUMBER OF             OPTION PRICE
                                                SHARES                PER SHARE
-------------------------------------------------------------------------------
Outstanding, December 31, 1997               4,087,628             $3.34-$31.86
    Granted                                    429,361            $26.10-$33.87
    Exercised                               (1,449,285)            $3.34-$27.83
    Forfeited/Cancelled                        (36,687)           $11.40-$31.87
                                             ----------------------------------
Outstanding, December 31, 1998               3,031,017             $4.72-$33.87
                                             ----------------------------------
    Granted                                    334,329            $16.10-$34.10
    Exercised                               (1,344,242)            $6.88-$27.83
    Forfeited/Cancelled                        (58,351)            $4.72-$32.11
                                             ----------------------------------
Outstanding, December 31, 1999               1,962,753             $4.72-$34.10
                                             ----------------------------------

As of December 31, 1999, 1,596,079 shares are exercisable. In connection with the BOS, CNB, and SJB acquisitions, the Company issued Hudson United Bancorp common shares to the holders of options to purchase BOS, CNB, and SJB common stock, the value of which was based on the value of the options on the date of acquisition.

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


                                                     1999            1998         1997
----------------------------------------------------------------------------------------
Net income                      As reported       $ 69,338         $ 26,751     $ 83,995
                                Pro forma           67,781           24,730       81,122

Basic earnings per share
                                As reported          $1.33            $0.50       $ 1.55
                                Pro forma            $1.30             0.46         1.50

Diluted earnings per share
                                As reported          $1.30            $0.49       $ 1.48
                                Pro forma            $1.27             0.45         1.43

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 1999 and 1998: dividend yield of 2.87% to 3.05% for 1999 and 2.59% to 4.35% for 1998;
risk-free interest rates of 6.55% in 1999 and 5.00% to 5.37% for 1998; volatility factors of the expected market price of the Company's common stock of approximately 51% in 1999 and 22% to 29% in 1998 and an expected life of 7 years in 1999 and 7 to 10 years in 1998.

The Company has a restricted stock plan in which 583,495 shares of the Company's common stock may be granted to officers and key employees. During 1999 and 1998, 68,055 and 84,495 shares of common stock were awarded which vest between two to five years from the date of grant. The value of shares issued that have not vested, $3.5 million and $2.3 million, has been recorded as a reduction of stockholders' equity for 1999 and 1998, respectively. Amortization of restricted stock awards charged to expense amounted to $673, $275 and $135 in 1999, 1998 and 1997, respectively.

The Company maintained three Employee Stock Ownership Plans (ESOP) which were originally established by MSB and IBS, and Jeff. The ESOP established by IBS was terminated during 1998. Loan payments are funded principally from the Company's contributions to the ESOP on behalf of eligible employees, which are expensed as incurred. Shares purchased by the ESOP are held in a suspense account until allocated to individual participants and are reflected as a reduction of stockholders' equity.

The Company maintained two Bank Recognition and Retention Plan and Trusts (BRP) in which shares of the Company's common stock may be granted to plan participants. These plans were originally established by MSB and IBS but the shares have been fully vested and allocated in 1998. The expense recognized for the BRP and ESOP amounted to $9,953 and $4,719 for the years ended December 31, 1998 and 1997, respectively.

On November 8, 1993, the Company's Board of Directors authorized management to repurchase up to 10 percent of its outstanding common stock each year. The program may be discontinued or suspended at any time, and there is no assurance that the Company will purchase the full amount authorized. The acquired shares are to be held in treasury and to be used for stock option and other employee benefit plans, stock dividends, or in connection with the issuance of common stock in pending or future acquisitions. During 1999, the Company purchased 3.7 million treasury shares at an aggregate cost of $121.4 million. During 1999, $3.7 million shares were reissued for stock dividends, stock option and other employee benefit plans, and acquisitions.

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

                                                              Year Ended
                                                             December 31,
                                                     ---------------------------
                                                      1999      1998      1997
                                                     ---------------------------
Basic Earnings Per Share

Net income                                           $69,338   $26,751   $83,995
Less: Preferred stock dividends                           --        --     1,117
                                                     ---------------------------
Net income available to common stockholders          $69,338   $26,751   $82,878
Weighted average common shares outstanding            52,241    53,380    53,488

Basic Earnings Per Share                             $  1.33   $  0.50   $  1.55
                                                     ===========================

Diluted Earnings Per Share

Net income                                           $69,338   $26,751   $83,995
Less: Preferred stock dividends                           --        --       467
                                                     ---------------------------
Net income available to shareholders                 $69,338   $26,751   $83,528

Weighted average common shares outstanding            52,241    53,380    53,488

Effect of Dilutive Securities:
    Convertible Preferred Stock                           --        23     1,038
    Warrants                                              --        23        38
    Unearned MRP                                          --        --       180
    Stock Options                                      1,001     1,727     1,764
                                                     ---------------------------
                                                     $53,242    55,153    56,508

Diluted Earnings Per Share                           $  1.30   $  0.49   $  1.48
                                                     ===========================

(17) RESTRICTIONS ON BANK DIVIDENDS, LOANS OR ADVANCES

Certain restrictions exist regarding the ability of Hudson United to transfer funds to the Company in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. As of December 31, 1999, $614.0 million was available for distribution to the Company from Hudson United.

Under Federal Reserve regulations, Hudson United is limited as to the amounts it may loan to its affiliates, including the Company. All such loans are required to be collateralized by specific obligations.

(18) LEASES

Total rental expense for all leases amounted to approximately $10.3 million, $12.7 million and, $8.3 million in 1999, 1998 and 1997, respectively.

At December 31, 1999, the minimum total rental commitments under all noncancellable leases on bank premises with initial or remaining terms of more than one year were as follows (in thousands):

      2000                                         $ 9,482
      2001                                           8,200
      2002                                           6,372
      2003                                           5,170
      2004 and Thereafter                           18,930

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases of other properties.

(19) COMMITMENTS AND CONTINGENT LIABILITIES

The Company and its subsidiaries, from time to time, may be defendants in legal proceedings. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these legal proceedings will not have a material effect on the consolidated financial statements. In the normal course of business, the Company and its subsidiaries have various commitments and contingent liabilities such as commitments to extend credit, letters of credit and liability for assets held in trust which are not reflected in the accompanying financial statements. Loan commitments, commitments to extend lines of credit and standby letters of credit are made to customers in the ordinary course of business. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. The Company's maximum exposure to credit loss for loan commitments, primarily unused lines of credit, and standby letters of credit outstanding at December 31, 1999 was $927.4 million and $91.3 million, respectively. Commitments under commercial letters of credit used to facilitate customers trade transactions were $2.9 million at December 31, 1999.

(20) HUDSON UNITED BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

(in thousands)                                                                                                      DECEMBER 31,
                                                                                                                -------------------
BALANCE SHEETS                                                                                                      1999       1998
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash                                                                                                            $ 11,868   $ 43,670
Federal Funds                                                                                                         --        600
Securities:
      Available for sale                                                                                          79,413     32,551
      Held to maturity                                                                                               800        802
Investment in subsidiaries                                                                                       653,553    732,434
Investments in bank's subordinated notes                                                                          23,000     23,000
Accounts receivable                                                                                               11,502     13,526
Premises and equipment, net                                                                                        7,945      7,387
Other assets                                                                                                      48,715     41,537
                                                                                                                -------------------
                                                                                                 TOTAL ASSETS   $836,796   $895,507
                                                                                                                ===================
LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                                                                                                $    147   $ 15,601
Notes payable-subsidiaries                                                                                        62,194      2,449
Dividends payable                                                                                                     --          4
Accrued taxes and other liabilities                                                                                6,989      9,228
                                                                                                                -------------------
                                                                                                                  69,330     27,282

Subordinated Debt                                                                                                123,000    123,000
Company-obligated mandatorily redeemable preferred capital
  securities of three subsidiary trusts holding solely
  junior subordinated debentures of the Company                                                                  125,300    125,300
                                                                                                                -------------------
                                                                                            TOTAL LIABILITIES    317,630    275,582

Stockholders' equity                                                                                             519,166    619,925
                                                                                                                -------------------
                                                                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $836,796   $895,507
                                                                                                                ===================



(in thousands)                                                                                            YEAR ENDED DECEMBER 31,
                                                                                                  ---------------------------------
STATEMENTS OF INCOME                                                                                 1999         1998       1997
-----------------------------------------------------------------------------------------------------------------------------------
INCOME:
    Cash dividends from bank subsidiaries                                                          $ 53,052    $ 33,244    $ 54,824
    Interest                                                                                          4,183       4,687       7,934
    Securities gains                                                                                  1,849       3,698       8,601
    Rental income                                                                                     1,142       1,166       1,165
    Other                                                                                             7,955      24,489      12,708
                                                                                                   --------------------------------
                                                                                                     68,181      67,284      85,232
EXPENSES:

General and administrative                                                                            6,608      30,836      21,966
Interest                                                                                             25,442      19,585      17,829
                                                                                                   --------------------------------
                                                                                                     32,050      50,421      39,795
                                                                                                   --------------------------------
Income before income taxes and equity in
    undistributed net income of subsidiaries                                                         36,131      16,863      45,437
Income taxes                                                                                         (6,046)     (6,529)     (2,135)
                                                                                                   --------------------------------
                                                                                                     42,177      23,392      47,572
Equity in undistributed net income of subsidiaries                                                   27,161       3,359      36,423
                                                                                                   --------------------------------
                                                                                      NET INCOME   $ 69,338    $ 26,751    $ 83,995
                                                                                                   ================================

(in thousands)                                                                                       YEAR ENDED DECEMBER 31,
STATEMENTS OF CASH FLOWS                                                                        1999            1998          1997
-----------------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                                                  $ 69,338       $ 26,751    $ 83,995
    Adjustments to reconcile net income to net cash provided by operating activities-

        Amortization and depreciation                                                                988            701         523
        Amortization of restricted stock                                                             673            275         135
        Securities gains                                                                          (1,849)        (3,698)     (8,601)
        Equity in undistributed net income                                                            --          1,071      (6,645)
        Decrease (increase) in investment in subsidiaries                                         78,881         81,929     (36,352)
        IBSF fiscal year adjustment                                                                   --          1,539          --
        Decrease  (increase) in accounts receivable                                                2,024         (4,305)     (1,764)
        (Increase) decrease in other assets                                                      (30,470)       (29,789)      3,663
        Increase (Decrease) in notes payable                                                      59,745           (373)       (372)
        (Decrease) Increase in accounts payable                                                  (15,458)        10,308       4,435
        (Decrease) increase in accrued taxes and other liabilities                                (2,239)         8,066      (6,990)
                                                                                                -----------------------------------
                                               NET CASH PROVIDED BY OPERATING ACTIVITIES         161,633         92,475      32,027
                                                                                                -----------------------------------
Investing activities:
    Proceeds from sale of securities                                                               9,232         13,961      78,174
    Proceeds from maturities of securities                                                        10,000          4,895      20,142
    Purchase of securities                                                                       (65,813)       (39,686)    (91,586)
    Investments in bank's subordinated notes                                                          --             --     (25,300)
    Capital expenditures                                                                          (1,422)        (1,985)     (3,414)
                                                                                                -----------------------------------
                                                   NET CASH USED IN INVESTING ACTIVITIES         (48,003)       (22,815)    (21,984)
                                                                                                -----------------------------------
Financing activities:
    Proceeds from issuance of common stock                                                        18,519         13,385       4,756
    Proceeds from issuance of preferred stock                                                         --             --         106
    Net proceeds from issuance of capital trust securities                                            --         48,737      74,550
    Net proceeds from issuance of subordinated debt                                                   --         (2,750)         --
    Redemption of preferred stock                                                                     --             --        (143)
    Dividends paid                                                                               (45,257)       (39,706)    (32,847)
    Purchase of treasury stock                                                                  (121,367)       (70,138)    (83,614)
    Sale of treasury stock                                                                            --            175         306
    Termination of ESOP                                                                               --         10,220          --
    Infusion of capital into subsidiary                                                               --             --      24,018
    Other                                                                                          2,073           (341)      3,731
                                                                                                -----------------------------------
                                                  NET CASH USED IN FINANCING ACTIVITIES         (146,032)       (40,418)     (9,137)
                                                                                                -----------------------------------
                                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (32,402)        29,242         906
                                          CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          44,270         15,028      14,122
                                                                                                -----------------------------------
                                                CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 11,868       $ 44,270    $ 15,028
                                                                                                ===================================

(21) SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following quarterly financial information for the two years ended December 31, 1999 and 1998 is unaudited. However, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for the periods are reflected. Results of operations for the periods are not necessarily indicative of the results of the entire year or any other interim period.


                                                                      THREE MONTHS ENDED

(Dollars in thousands)                          March 31(a)      June 30(a)       September 30(a)        December 31(b)
                                               -------------------------------------------------------------------------
1999

Net interest income                             $ 80,770        $ 86,962              $ 87,925              $ 87,409
Provision for possible loan losses                 4,521           4,524                 5,245                37,910
Income (loss) before income taxes                 43,093          43,749                45,301               (23,866)
Net income (loss)                                 28,751          28,989                29,149               (17,551)
Earnings (loss) per share-basic                     0.54            0.55                  0.56                 (0.34)
Earnings (loss) per share-diluted                   0.53            0.54                  0.55                 (0.34)

1998

Net interest income                             $ 80,917        $ 82,712              $ 83,940              $ 81,281
Provision for possible loan losses                 8,444           7,068                 8,905                11,190
Income (loss) before income taxes                 28,269           8,574               (25,203)               32,095
Net income (loss)                                 18,205           4,062               (19,924)               24,408
Earnings (loss) per share-basic                     0.34            0.08                 (0.38)                 0.46
Earnings (loss) per share-diluted                   0.33            0.07                 (0.38)                 0.45

(a) Net income and related per share amounts for these periods in 1998 were significantly impacted by merger related and restructuring costs resulting from the 1998 acquisitions of BOS, PFC, MSB, CFHC, IBS, and DFC (see Note
     2) and the writedown of assets held for sale.

(b) Net income and related per share amounts for this period in 1999 was significantly impacted by merger related and restructuing costs resulting from the 1999 acquisitions of SJB and Jeff (See Note 2).

(22) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments include cash, loan agreements, accounts receivable and payable, debt securities, deposit liabilities, loan commitments, standby letters of credit and financial guarantees, among others. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. Estimated fair values have been determined by the Company using the best available data and estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating rates, it is presumed that estimated fair values generally approximate their recorded book balances. The estimation methodologies used, the estimated fair values and recorded book balances of the Company's financial instruments at December 31, 1999 and 1998 were as follows:

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

                                                               1999                             1998
                                                     ESTIMATED       RECORDED           ESTIMATED     RECORDED
                                                    FAIR VALUE     BOOK VALUE           FAIR VALUE   BOOK VALUE
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                            $  277,558      $  277,558          $  379,279   $  379,279
Investment securities available for sale              2,804,302       2,804,302           2,660,308    2,660,308
Investment securities held to maturity                  541,240         562,224             639,263      635,648

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

                                                               1999                              1998
                                                     ESTIMATED       RECORDED           ESTIMATED     RECORDED
                                                    FAIR VALUE     BOOK VALUE           FAIR VALUE   BOOK VALUE
-----------------------------------------------------------------------------------------------------------------
Loans, net of allowance, and assets held for sale    $5,444,824      $5,580,832         $4,869,509     $4,823,747

The fair value of demand deposits, savings deposits and certain money market accounts approximates their recorded book balances. The fair value of fixed maturity certificates of deposit was estimated using the present value of discounted cash flows based on rates currently offered for deposits of similar remaining maturities.

                                                               1999                              1998
                                                     ESTIMATED       RECORDED           ESTIMATED     RECORDED
                                                     FAIR VALUE    BOOK VALUE           FAIR VALUE   BOOK VALUE
-----------------------------------------------------------------------------------------------------------------
Deposits                                             $6,318,508      $6,455,345         $6,592,419     $6,773,236

The fair value for accrued interest receivable and the cash surrender value of life insurance policies approximates their respective recorded book balance. The fair value of borrowed funds is estimated using the present value of discounted cash flows based on the rates currently offered for debt instruments of similar remaining maturities.

                                                               1999                              1998
                                                     ESTIMATED       RECORDED           ESTIMATED     RECORDED
                                                     FAIR VALUE    BOOK VALUE           FAIR VALUE   BOOK VALUE
-----------------------------------------------------------------------------------------------------------------
Accrued interest receivable                             $71,275         $71,275         $   64,370     $   64,370
Cash surrender value of life insurance                   22,812          22,812             22,282         22,282
Borrowings                                            2,336,403       2,383,666            969,215        970,410

The fair value of the subordinated debt and capital trust securities was determined by reference to quoted market prices.

                                                               1999                              1998
                                                     ESTIMATED       RECORDED           ESTIMATED     RECORDED
                                                     FAIR VALUE    BOOK VALUE           FAIR VALUE   BOOK VALUE
-----------------------------------------------------------------------------------------------------------------
Subordinated Debt                                      $128,023        $132,000         $  139,481        132,000
Capital Trust Securities                                109,012         125,300            127,512        125,300

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

(23) REGULATORY MATTERS

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

The Company's and the Bank's actual capital amounts and ratios at December 31, 1999 and 1998 are presented in the following table (dollars in thousands):

                                                                                                              To Be Well Capitalized
                                                                                          For Capital        Under Prompt Corrective
                                                                     Actual            Adequacy Purposes         Action Provisions
                                                         ---------------------------------------------------------------------------
                                                               Amount      Ratio       Amount       Ratio        Amount       Ratio
                                                         ---------------------------------------------------------------------------
AS OF DECEMBER 31, 1999:
    Total Capital to Risk Weighted Assets:

               Hudson United Bancorp                          $739,846      12.0%      $493,019      >8.0%      $616,274      >10.0%
               Hudson United Bank                              625,687      10.3%       487,894      >8.0%       609,867      >10.0%
    Tier I Capital to Risk Weighted Assets:
               Hudson United Bancorp                           535,730       8.7%       246,509      >4.0%       369,764       >6.0%
               Hudson United Bank                              522,362       8.6%       243,947      >4.0%       365,920       >6.0%

    Tier I Capital to Average Assets:
               Hudson United Bancorp                           535,730       5.7%       378,920      >4.0%       473,650       >5.0%
               Hudson United Bank                              522,362       5.6%       375,835      >4.0%       469,794       >5.0%
                                                                                                              To Be Well Capitalized
                                                                                          For Capital        Under Prompt Corrective
                                                                     Actual            Adequacy Purposes         Action Provisions
                                                         ---------------------------------------------------------------------------
                                                               Amount      Ratio       Amount       Ratio        Amount       Ratio
                                                         ---------------------------------------------------------------------------
AS OF DECEMBER 31, 1998:
    Total Capital to Risk Weighted Assets:

               Hudson United Bancorp                          $845,449      16.3%      $416,043     > 8.0%      $520,053     > 10.0%
               Hudson United Bank                              708,840      13.7%       414,596     > 8.0%       518,244     > 10.0%

    Tier I Capital to Risk Weighted Assets:
               Hudson United Bancorp                           647,498      12.5%       208,021     > 4.0%       312,032      > 6.0%
               Hudson United Bank                              611,920      11.8%       207,298     > 4.0%       310,947      > 6.0%

    Tier I Capital to Average Assets:
               Hudson United Bancorp                           647,498       7.4%       349,028     > 4.0%       436,285      > 5.0%
               Hudson United Bank                              611,920       7.0%       348,334     > 4.0%       435,418      > 5.0%

(24) SUBSEQUENT EVENTS

      Merger Agreement with Dime Bancorp, Inc.

HUB and Dime Bancorp, Inc. ("Dime") have entered into an Agreement and Plan of Merger, dated as of September 15, 1999, and amended and restated on December 27, 1999. The agreement provides for HUB and Dime to merge, with Dime as the surviving corporation changing its name to Dime United Bancorp, Inc. ("Dime United"). In the merger, each share of HUB stock is to be converted into one share of Dime United stock, and each share of Dime stock is to be converted into
0.60255 of a share of Dime United stock. Based on that exchange ratio, immediately after the merger, Dime shareholders would own 56% of the outstanding Dime United stock and HUB shareholders would own 44%. The merger is structured generally to be tax-free to both Dime and Hudson shareholders.

Completion of the merger is subject to a number of conditions, many of which are outside the control of HUB. Among the conditions which have not yet been met are the receipt of bank regulatory approval and approval of the merger agreement by HUB and Dime shareholders. For HUB shareholders to approve the merger, a majority of votes cast at a special meeting by holders of HUB stock outstanding on the record date for that meeting must be voted in favor of the merger agreement. For Dime shareholders to approve the merger, a majority of the shares of Dime stock outstanding on the record date for the Dime special meeting must be voted in favor of the merger agreement.

On March 5, 2000, North Fork Bancorporation ("North Fork") announced that it was commencing a hostile, unsolicited bid to acquire Dime. On March 9, 2000, Dime and HUB jointly announced that they would delay their special shareholder meetings to vote on the merger from March 15 to March 24, 2000, in order to provide additional time for dissemination to shareholders of information about recent developments. On March 21, 2000, Dime and HUB jointly announced that they would further delay their special shareholder meetings. HUB announced that it would adjourn its meeting until Thursday, May 18, 2000 and that shareholders of record as of February 7, 2000 would be eligible to vote at the meeting. Dime announced that it would postpone its meeting until Wednesday, May 17, 2000 and that shareholders of record as of March 30, 2000 would be eligible to vote at the meeting. The actions that have been taken by North Fork since March 5, 2000 may make it difficult for Dime to obtain the requisite shareholder approval that is needed under Delaware law for Dime to consummate the transaction with HUB as contemplated by the merger agreement.

HUB and Dime have both reiterated their commitment to the proposed merger. If the merger agreement with Dime is terminated, HUB expects to continue with its acquisition strategy described below. HUB believes that the Company's adherence to, and successful implementation of, this strategy have been among the primary reasons for the increase in shareholder value which HUB experienced during the past decade.

                              Report of Independent
                               Public Accountants

To the Stockholders of Hudson United Bancorp:

We have audited the accompanying consolidated balance sheets of Hudson United Bancorp (a New Jersey corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson United Bancorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States.

Arthur Andersen LLP
Roseland, New Jersey
February 14, 2000 (except with respect to the matter discussed in Note 24, as to which the date is March 30, 2000)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



Name, Age & Position With      Principal Occupation
Hudson                         During Past Five Years                                              Director Since      Term Expiring
--------------------------     ----------------------                                              --------------      -------------
Robert J. Burke, 66            o          President and Chief Operating Officer, Union Dry Dock        1979                2000
                                          and Repair Co., Hoboken, N.J. (ship repair facility).

Donald P. Calcagnini, 64       o          Chairman of the Board of Directors of Lafayette              1996                2000
                                          American Bank since March 1993;
                               o          Chief Executive Officer of Lafayette American Bank
                                          from March 1993 to April 1994;
                               o          Chairman of the Board of Directors of Lafayette
                                          American Bancorp from March 1992 to February 1994
                               o          Chief Executive Officer from 1986 to February 1994 of
                                          Lafayette American Bancorp.

Charles F.X. Poggi, 69         o          President and Chief Operating Officer, The Poggi             1973                2000
                                          Press (general printing business).

David A. Rosow, 57             o          Director of the former Westport Bancorp and its              1996                2000
                                          subsidiary  The  Westport  Bank  and  Trust
                                          Company  from 1990 to 1996 and  Chairman of
                                          the Board of both from 1991 to 1996;
                               o          Chairman and CEO of Rosow & Company, Inc. (a private
                                          investment company);
                               o          Chairman of International Golf Group, Inc.

Betsy Z. Cohen, 58             o          Chairman and Chief Executive Officer of the former           1999                2000
                                          JeffBanks, Inc., Jefferson Bank, Jefferson Bank of New
                                          Jersey, and JeffMortgage, Inc.
                               o          Director of Aetna, Inc.
                               o          Chairman and Chief Executive Officer of Resource
                                          Asset Investment Trust

William H. Lamb, 60            o          Secretary and Director of JeffBanks, Inc. and                1999                2000
                                          Jefferson Bank.
                               o          Senior Member of law firm of Lamb, Windle &
                                          McErlane, P.C.

Joan David, 61                 o          Substitute Teacher, Board of Cooperative Educational         1994                2001
                                          Services of Rockland County.

Thomas R. Farley, 73           o          Retired February 1995;                                       1994                2001
                               o          Formerly a partner in the law firm of Farley & Isles
                                          from 1980 to 1995.

Kenneth T. Neilson, 51         o          Chairman, President and CEO of Hudson and Hudson             1989                2001
                                          United Bank.

Sister Grace Frances           o          Chairperson, Franciscan Health System of N.J. from           1979                2001
Strauber, 72                              1991 to 1993, Member from 1991 to 1998;
                               o          Administrative Post on the Leadership Team for the
                                          U.S. region of the Franciscan Sisters of the Poor from
                                          1993 to 1997;
                               o          Chairperson, Audit Committee Franciscan Health
                                          Partnership from 1996 to present;
                               o          Management Consultant, Health System, Inc., Brooklyn,
                                          N.Y., Franciscan Sisters of the Poor from 1986 to present;
                               o          Member, Board of Stewards Franciscan Health
                                          Partnership, Inc. from 1998 to present.

W. Peter McBride, 54           o          President of McBride Enterprises, Inc.;                      1995                2002
                               o          President of Urban Farms, Inc. (real-estate
                                          development and investment companies).

Bryant Malcolm, 65             o          President, Malcolm-Brooker Company, Inc. (a                  1995                2002
                                          consulting firm);
                               o          President, of B.D. Malcolm Company, Inc. (general
                                          contractors) from 1961 to 1998.

James E. Schierloh, 70         o          Chairman, Emeritus; 1996 to present;                         1972                2001
                               o          Chairman of the Board of Hudson and Hudson United
                                          Bank from 1990 to 1996;
                               o          Formerly self-employed Certified Public Accountant.

John H. Tatigian, Jr., 63      o          Senior Vice President of Peter Paul-Hershey                  1996                2002
                                          (confection company).

Noel deCordova, Jr., 70        o          Director of former Poughkeepsie Savings Bank, FSB            1998                2002
                                          1970 to 1998;
                               o          Director of The Hammond Company from 1982 to 1995;
                               o          Of Counsel to law firm of Van DeWater and Van DeWater
                                          since 1990.


The following table sets forth certain information as to each executive officer of Hudson United Bancorp who is not a director.

Name, Age and                Officer of
Position with           Hudson United Bancorp    Principal Occupation
Hudson United Bancorp         Since            During Past Five Years
---------------------------------------------------------------------------
John F. McIlwain, 61           1991             Executive Vice President and
                                                Chief Credit Officer

Thomas R. Nelson, 55           1994             Executive Vice President;
                                                President, Shoppers Charge
                                                Accounts Co.

D. Lynn Van Borkulo-Nuzzo, 50  1988             Executive Vice President and
                                                Corporate Secretary

Thomas J. Shara, 42            1994             Executive Vice President and
                                                Senior Loan Officer

Susan M. Staudmyer, 42         1998             Executive Vice President,
                                                Retail Banking

Margaret Warianka, 45          1986             Executive Vice President,
                                                Chief Operations Officer


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires Hudson United Bancorp's directors, principal officers, and persons who own more than 10% of Hudson United Bancorp's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such securities. To Hudson United Bancorp's knowledge, based on a review of the copies of such reports furnished to it, during the fiscal year ended December 31, 1999 there was full compliance with Section 16(a) filing requirements with respects to Hudson United Bancorp's equity securities.

ITEM 11.   EXECUTIVE COMPENSATION

Executive compensation is described below in the tabular format mandated by the Securities and Exchange Commission (the "SEC").

SUMMARY COMPENSATION TABLE

     The following table summarizes all compensation earned in the past three years for services performed in all capacities for Hudson United Bancorp and its subsidiaries with respect to the five persons named in the table (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM COMPENSATION

                                                                            ---------------------------------
                           ANNUAL COMPENSATION                                          AWARDS
                                                                            ---------------------------------


                                                                                                SECURITIES
                                                                             RESTRICTED         UNDERLYING          ALL OTHER
   NAME AND PRINCIPAL                                                          STOCK             OPTIONS/          COMPENSATION
        POSITION                YEAR        SALARY ($)      BONUS ($)       AWARD (S)(1) $         SARS(#)            (2) ($)
--------------------------    ----------    -----------    -------------    ---------------      ------------      ---------------

Kenneth T. Neilson,             1999         450,000         450,000           580,000               -0-               11,535
Chairman, President &           1998         390,000         390,000           537,500               -0-               10,171
CEO, Hudson United              1997         365,000         365,000           236,688            46,000               19,643
Bancorp & HUB

D. Lynn Van                     1999         210,000         105,000           290,000               -0-               13,746
Borkulo-Nuzzo, EVP,             1998         200,000         100,000           268,750               -0-               13,578
General Counsel &               1997         185,000          92,500            67,625            12,500               15,237
Corporate Secretary,
Hudson United Bancorp &
HUB

Thomas J. Shara, Jr. EVP        1999         210,000         105,000           290,000               -0-                9,872
& Senior Loan Officer of        1998         190,000          95,000           268,750               -0-                8,371
Hudson United Bancorp &         1997         170,000          32,500               -0-            10,000               12,678
HUB

John McIlwain,  EVP             1999         185,000          92,500           290,000               -0-               13,250
& Chief Credit Officer,         1998         170,000          85,000           134,375               -0-               11,090
Hudson United Bancorp &         1997         170,000          85,000               -0-            10,000               10,263
HUB

Susan Staudmyer,                1999         210,000         105,000           290,000               -0-               13,216
EVP, & Head of Retail           1998         200,000         100,000           268,750            16,015                  542
Banking, Hudson United          1997             n/a             n/a               n/a               n/a                  n/a
Bancorp & HUB (3)


-----------------------
Notes:

(1) The dollar amounts listed represent the number of shares of restricted stock granted, multiplied by the fair market value of each share of stock on the date of the grant. With respect to dividends paid on all shares of restricted stock, cash dividends are paid directly to the officer holding the restricted stock but stock dividends are added to the restricted stock and are subject to the same restrictions. The number of shares reflected have been adjusted for stock dividends. As of December 31, 1999, Mr. Neilson, Ms. Van Borkulo-Nuzzo, Mr. Shara, Mr. McIlwain, and Ms. Staudmyer held 20,000, 10,000, 10,000, and 10,000 shares of restricted stock, respectively, with aggregate values of $511,250, $255,625, $255,625, $255,625, and $255,625, respectively.

(2) All amounts in this column represent employer contributions to 401(k) plans on behalf of the Hudson United Bancorp Named Officers, premiums for life insurance in excess of $50,000 and income attributable to use of a company provided vehicle.

(3) Ms. Staudmyer was hired by Hudson United Bancorp on April 13, 1998 and therefore, information with respect to Ms. Staudmyer's compensation during 19997 is not included in this table.

OPTION GRANTS IN 1999

No stock options were granted to the Named Officers in 1999.

OPTION EXERCISES

     The following table is intended to show options exercised during the last fiscal year and the value of unexercised options held at year-end 1999 by the Named Officers. Hudson United Bancorp does not utilize stock appreciation rights ("SARS") in its compensation package, although the SEC rules require that SARs be reflected in Table headings.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL AND FY-END OPTION/SAR VALUES

                                                                                 Number of
                                                                                 Securities              Value of
                                                                                 Underlying             Unexercised
                                                                                Unexercised            In-the-Money
                                                                                Options/SARs           Options/SARs
                                                                               at FY-End (#)           at FY-End ($)
                                                                               -------------           -------------
                                   Shares
Name                        Acquired on Exercise           Value                Exercisable/           Exercisable/
----                                 (#)                Realized ($)           Unexercisable           Unexercisable
--------------------------- ---------------------- ----------------------- ----------------------- ----------------------
Kenneth T. Neilson                   -0-                    -0-                 174,463/103             1,779,814/0

D. Lynn Van Borkulo-Nuzzo            -0                     -0-                  67,043/103              761,809/0

Thomas J. Shara                      -0-                    -0-                  69,695/103              836,938/0

John McIlwain                      13,111                 256,594                10,609/103              338,109/0

Susan Staudmyer                      -0-                    -0-                   0/16,015               0/542,912

-----------------------
NOTES:

(1) Options are "in the money" if the fair market value of the underlying security exceeds the exercise price of the option at year-end.


EMPLOYMENT  CONTRACTS,  TERMINATION  OF  EMPLOYMENT  AND  CHANGE  IN  CONTROL
ARRANGEMENTS

      Under HUB's restricted stock plan, each share of stock awarded is subject to a "Restricted Period" of from two to ten years, as determined by the committee administering the plan when it awards the shares. Effective upon the date of grant, the officer or employee is entitled to all the rights of a shareholder with respect to the shares, including dividend and voting rights. However, if a share recipient leaves the employment of HUB or its subsidiaries during the Restricted Period for any reason, his or her shares may be forfeited to HUB. Upon the occurrence of a change in control of HUB, every Restricted Period then in existence with a remaining term of five years or less will automatically expire.

      Under the HUB 1999 Stock Option Plan, options are granted with a term not to exceed ten years from the grant date. Each option is granted with a vesting schedule as determined by the Stock Committee. In the event of a change in control, as defined in the Plan, any option which has not vested, as of the date of the change in control, becomes fully vested.

      As of January 1, 1997, the Corporation entered into change in control agreements with Mr. Neilson, Ms. Van Borkulo-Nuzzo, Mr. Shara and Mr. McIlwain. As of August 16, 1999, the Corporation entered into a change in control agreement with Ms. Staudmyer. The Agreements generally provide that in the event of a Change in Control, the Executives would be entitled to be employed for a period of three years and each would be entitled to substantially the same title, same salary and same benefits as existed prior to the change in control or the Executive would be entitled to certain severance payments and benefits. These agreements do not become effective unless there is a change in control and then remain three years after a change in control (two years in the case of Mr. McIlwain and Ms. Staudmyer). Prior to a change in control, unless HUB stops their automatic renewal, the agreements are for two year "evergreen" terms (one year in the case of Mr. McIlwain and Ms. Staudmyer).

      Each agreement defines "change in control" to mean any of the following:
(i) the acquisition of beneficial ownership by any person or group of 25% or more of HUB's voting securities or all or substantially all of its assets; (ii) the merger consolidation or combination (a "merger") with an unaffiliated entity unless following the merger HUB's directors constitute 50% or more of the directors of the combined entity and HUB's CEO is the CEO of the surviving entity; or (iii) during any two consecutive calendar years individuals who were directors of HUB at the start of the period cease to constitute two-thirds of the directors unless the election of the directors was approved by the vote of two-thirds of the directors then in office; or (iv) the transfer of all or substantially all of HUB's assets.

      With respect to Ms. Van Borkulo-Nuzzo's contract and Mr. Shara's contract, if either officer is terminated without cause, resigns for good reason following a change in control, dies or is disabled, the officer (or the officer's estate) is entitled to a lump sum payment equal to three times the sum of their annual salary and highest annual bonus in the last three years, as well as a continuation of family health coverage for a period of three years. In the event that the severance payments and benefits under the agreement, together with any other parachute payments, would constitute an excess parachute payment under
Section 280G of the Internal Revenue Code of 1986 (the "CODE"), the payments to Ms. Van Borkulo-Nuzzo and Mr. Shara would be increased in an amount sufficient to pay the excise taxes and other income and payroll taxes necessary to allow Ms. Van Borkulo-Nuzzo and Mr. Shara to retain the same net amount, after such taxes as they were otherwise entitled to receive (a "MAKE WHOLE TAX PROVISION").

      With respect to Mr. McIlwain's contract and Ms. Staudmyer's contract, if either officer is terminated without cause, resigns for good reason following a change in control, dies or is disabled, the officer (or the officer's estate) is entitled to a lump sum payment equal to three times of the sum of their annual salary and the highest bonus paid or to be paid to the officer, as well as a continuation of their family's health coverage for the same number of years as the salary entitlement. However, under these contracts, in the event that the severance payments and benefits under the agreements, together with any other parachute payments, would constitute excess parachute payments under Section 280G of the Code, the payments and benefits under the agreements will be reduced (but not below zero) to the extent necessary to avoid excess parachute payments.

      With respect to Mr. Neilson's contract, if he is terminated without cause, resigns for good reason (as defined in the contract) within the first 90 days following a change in control, resigns for any reason after that 90 day period following a change in control, dies or is disabled, he (or his estate) is entitled to a lump sum payment equal to three times the sum of his annual salary and his highest bonus in the last three years, as well as a continuation of his family's health coverage for a period of three years. Mr. Neilson's contract contains a Make Whole Tax Provision.

      The completion of the Dime-HUB merger will constitute a change in control under the terms of HUB's option and restricted stock plans, and, except for Mr. Neilson's contract, the employment agreements described above.

      Concurrently with the execution of the Dime-HUB merger agreement, HUB entered into a new employment agreement with Mr. Neilson, which primarily contains substantive changes to Mr. Neilson's employment arrangement that would take effect after completion of the Dime-HUB merger. The term of Mr. Neilson's agreement would extend to December 31, 2004. Following the completion of the merger, Dime United will assume the obligations of HUB under Mr. Neilson's employment agreement, and Mr. Neilson will serve as President and Chief Operating Officer of each of Dime United and DimeBank. Mr. Neilson's employment agreement also provides that he will succeed Mr. Lawrence Toal on December 31, 2002, or earlier if Mr. Toal leaves office earlier, as Chairman of the Board and Chief Executive Officer of those entities. The terms of Mr. Neilson's employment after the merger are as follows:

o Mr. Neilson's base salary will initially be at least $750,000, or, if greater, 80% of Mr. Toal's salary, and at least $1,000,000 once he becomes Chairman of the Board and Chief Executive Officer of both Dime United and DimeBank.

o Mr. Neilson will be eligible to participate in Dime United's cash incentive plan, with an annual target bonus opportunity of at least 100% of his base salary, and to receive annual stock incentive awards while he is President and Chief Operating Officer equal to 80% of Mr. Toal's base annual stock incentive awards.

o Mr. Neilson will be provided with a car and driver while based in New York City, financial planning benefits and club memberships.

o After Mr. Neilson becomes Chairman of the Board and Chief Executive Officer, he will be eligible to receive annual stock incentive awards on a basis commensurate with those for which Mr. Toal was eligible while holding those offices.

      Immediately following completion of the merger, Mr. Neilson will receive:

o options to purchase 120,000 shares of Dime United stock at the closing price on the first trading day after completion of the merger, with one-third of these options to vest on the date Mr. Neilson becomes Chairman of the Board and Chief Executive Officer and, provided that he continues to hold such offices, one-third on the first anniversary of such date and the remaining one-third on December 31, 2004, and

o the right to purchase, at par value of $0.01 per share, 100,000 shares of restricted stock of Dime United, with restrictions to lapse on one-third of the restricted shares on each of the first, second and third anniversaries of the grant date, provided Mr. Neilson is still employed pursuant to his employment agreement on those dates, subject to the exceptions explained below.

      Based on a 56% Dime/44% HUB weighted average of volatility and an assumed January 31, 2000 grant date, the Black Scholes value of Mr. Neilson's stock option grant would be $1,276,275. Based on the January 31, 2000 closing price of HUB stock, his restricted shares would be valued at $2,336,500.

      Mr. Neilson also will participate in Dime United's SERP, with a pension goal of not less than 50% of average compensation, offset by benefits received under other defined benefit plans, including plans of HUB, such as the HUB Supplemental Employees' Retirement Plan. Under the terms of Dime United's SERP, Mr. Neilson will receive credit for his years of service at HUB. As of the date of this document, Mr. Neilson had completed 16 years of service with HUB, which will result in his benefit under the SERP being 100% vested at the completion of the merger.

      If Mr. Neilson's employment is involuntarily terminated other than for cause or if Mr. Neilson terminates his employment following a material change, which is defined to include a failure to elect, re-elect, appoint or reappoint Mr. Neilson to the positions specified above, a material diminution in his responsibilities, other material breaches of the employment agreement, requiring his services to be performed primarily outside the New York metropolitan area, or adoption of a resolution by a simple majority of the board of directors of Dime United or DimeBank providing that he shall not become Chairman of the Board and Chief Executive Officer thereof as specified in his agreement, Mr. Neilson will receive certain specified benefits. These benefits include:

o a lump sum payment equal to his annual salary in effect immediately prior to termination, plus 100% of his annual target bonus;

o the continuation of life, medical and dental coverage for the remainder of the term of his agreement, or 18 months if longer;

o full vesting of all stock options granted during the term of his agreement, continued exercisability of such stock options as if there had been no termination of employment and continued vesting of restricted stock granted at the completion of the merger as if there had been no termination of employment; and

o if Mr. Neilson's SERP benefit does not then equal at least $741,000 starting at or after age 55, an additional payment so that his total retirement benefit, commencing at or after age 55, expressed as a single life annuity, will not be less than that amount.

      If Mr. Neilson voluntarily terminates his employment, other than following a material change, generally no additional benefits will be provided to him.

      If during the term of his agreement and following a change in control, as defined in his agreement, of Dime United, Mr. Neilson's employment is involuntarily terminated other than for cause, or he terminates his employment after a material change, he will be entitled to receive the benefits described above with respect to an involuntary termination of his employment and additional benefits, including continued medical coverage for him and his spouse for the remainder of their lives and, instead of the lump sum described above, a lump sum equal to three times his rate of annual salary and target bonus, or average actual bonus, if greater. In addition, Mr. Neilson may receive reimbursement of costs or expenses if, following a change in control, he must relocate his principal residence. Neither the execution and delivery of the merger agreement between Dime and HUB nor the consummation of the transactions contemplated by the merger agreement will constitute a change in control under Mr. Neilson's agreement.

      If any of the compensation and other benefits payable to Mr. Neilson under his agreement results in additional tax under section 4999 of Internal Revenue Code, Dime United will make an additional payment so as to provide Mr. Neilson with the benefits he would have received in the absence of such tax.

PENSION PLANS

     The monthly retirement benefit for executives under the Employees Retirement Plan of Hudson United Bancorp, Inc. (the "PLAN") will generally be equal to the product of (a) 1% of the employee's base average annual monthly earnings (based on the highest five years of service) plus 1/2% of the employee's base average monthly earnings (based on the highest 5 years of service) in excess of the average Social Security taxable wage base, multiplied by (b) the years of credited service. Retirement benefits normally commence when an employee reaches age 65, but early retirement without reduction in benefit may be taken when an employee's age plus years of service equals 85.

     In the Plan, compensation in the form of a bonus is excluded from benefit calculations. Thus, for each Named Officer, only the amounts which are shown each year under the heading "Salary" in the Summary Compensation Table in this Proxy Statement are covered. The Plan also provides for disability pension benefits.

     As of January 1, 1996, Hudson United Bancorp adopted a Supplemental Employee Retirement Plan ("SERP"). The SERP provides a pension benefit which, in large part, makes up the amount of the benefits which cannot be provided under the Plan as a result of the limit on the amount of compensation which can be taken into account under Section 401(a)(17) of the Code ($160,000 in 1998 and indexed for inflation in subsequent years) and the amount of benefits payable under Section 415 of the Code. Unlike the Plan, the SERP covers salary and one-third of incentive compensation. The benefit is payable as a single life annuity and 100% survivor benefits are paid for the life of the designated beneficiary. Kenneth Neilson is the only person who has been designated as a participant under the SERP. Hudson United Bancorp has purchased life insurance to fund the benefit.

     The following table shows an employee's estimated annual retirement benefit from the Plan and the SERP combined, assuming retirement at age 65 for an individual reaching such age before January 1, 2000 and assuming a straight life annuity benefit, for the specified compensation levels and years of service. Except for Mr. Neilson, the amounts in the table below are limited under Section 401(a)(17) of the Code, as described in the preceding paragraph. The benefits listed in the table are not subject to any deduction for social security or other offset amounts. Mr. Neilson has approximately 16 years of credited service under the pension plan as of January 1, 2000 and, at age 65, would have 31 years of credited service. Ms. Van Borkulo-Nuzzo has approximately 33 years of credited service under the pension plan as of January 1, 2000, and, at age 65, would have approximately 49 years of credited service. Mr. Shara has approximately 19 years of credited service as of January 1, 2000 and, at age 65, would have 42 years of credited service. Mr. McIwain has 8 years of credited service as of January 1, 2000 and, at age 65, would have approximately 11 years of credited service. Ms. Staudmyer has approximately 2 years of credited service as of January 1, 2000 and at age 65, would have approximately 24 years of credited service.

                               PENSION PLAN TABLE
                               ------------------

           SALARY                                           YEARS OF SERVICE

                                    15                  20               25             30                  35
                                    --                  --               --             --                  --
           $125,000              $25,645            $34,193          $42,742          $51,290            $59,838
           $150,000              $31,270            $41,693          $52,117          $62,540            $72,963
           $200,000              $42,520            $56,693          $70,867          $85,040            $99,213
           $250,000              $53,770            $71,693          $89,617         $107,540           $125,463
           $300,000              $65,020            $86,693         $108,367         $130,040           $151,713
           $350,000              $76,270           $101,693         $127,117         $152,540           $177,963
           $400,000              $87,520           $116,693         $145,867         $175,040           $204,213
           $450,000              $98,770           $131,693         $164,617         $197,540           $230,463
           $500,000             $110,020           $146,693         $183,367         $220,040           $257,713
           $550,000             $121,270           $161,693         $202,117        $242,5j40           $283,963
           $600,000             $132,520           $176,693         $220,867         $265,040           $309,213

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Various aspects of the compensation of the Hudson United executive officers are determined by the Compensation Committee.

     The Compensation Committee members are: Charles F.X. Poggi, Chairman, Robert J. Burke, Joan David, W. Peter McBride and John H. Tatigian, Jr.

     Mr. Neilson serves on the Board of Directors of Hudson United Bancorp and is an officer of Hudson United Bancorp. Mr. Neilson absented himself from all discussions and abstained from all voting with respects to his own compensation.

     Charles F.X. Poggi, who is the Chairman of the Compensation Committee and is involved in setting executive compensation, is President of Poggi Press, a general printing company. During 1999 Poggi Press was paid $677,321 for printing work for Hudson United Bancorp and its subsidiaries. Management believes the terms and conditions of the transactions with Poggi Press to be equivalent to terms available from an independent third party.

     W. Peter McBride, who is on the Compensation Committee, and is involved in setting executive compensation, is affiliated with McBride Corporate Real Estate. McBride Corporate Real Estate was retained to assist in the sale and/or leasing of various Hudson United Bancorp properties and in doing so earned commissions of approximately $584,273 in 1999. Management believes the terms and conditions of the transactions with McBride Corporate Real Estate to be equivalents to terms available from an independent third party.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

            STOCK OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

     The following table sets forth information concerning the beneficial ownership of Hudson United Bancorp Common Stock as of December 31, 1999, by each director and by all directors and executive officers as a group. Hudson United Bancorp does not know of any person who beneficially owns more than 5% of the outstanding Hudson United Bancorp Common Stock.

                                 BENEFICIAL OWNERSHIP OF HUDSON UNITED BANCORP COMMON STOCK
                                 ----------------------------------------------------------

                                          NUMBER OF COMMON SHARES
NAME OF BENEFICIAL OWNER                    BENEFICIALLY OWNED (1)    PERCENT OF CLASS
------------------------                                              ----------------


         Robert J. Burke                            88,148(2)               *
         Donald P. Calcagnini                      126,220(3)               *
         Betsy Z. Cohen                          1,097,477(4)               2.1%
         Joan David                                167,403(5)               *
         Noel deCordova, Jr                         25,673(6)               *
         Thomas R. Farley                           58,649(7)               *
         William H. Lamb, Esq                      513,705(8)               1.0%
         Bryant D. Malcolm                          22,017(9)               *
         W. Peter McBride                           80,794(10)              *
         John F. McIlwain                           42,581(11)              *
         Kenneth T. Neilson                        352,738(12)              *
         Charles F.X. Poggi                        234,922(13)              *
         David A. Rosow                            668,381(14)              1.3%
         James E. Schierloh                         90,668(15)              *
         Thomas J. Shara, Jr                       135,590(16)              *
         Susan Staudmyer                            20,532(17)              *
         Sister Grace Frances Strauber               1,247(18)              *
         John H. Tatigian, Jr                       36,105(19)              *
         D. Lynn Van Borkulo-Nuzzo, Esq             98,084(20)              *

Directors and Executive Officers of
Hudson United Bancorp as a group
(19 persons)                                     3,935,344(21)              7.6%

NOTES:

o    Less than 1%

(1) Beneficially owned shares include shares over which the named person exercises either sole or shared voting power of sole or shared investment power. Beneficially owned shares also include shares owned (I) by a spouse, minor children or by relatives sharing the same home; (ii) by entities owned or controlled by the named person, and (iii) by other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, all shares are owned of record and beneficially by the named person, either directly or through the Hudson United Bancorp dividend reinvestment plan.

(2) Of this total, 14,072 shares are held by Mr. Burke's wife, and 30,322 are held by Union Dry Dock & Repair Co. Mr. Burke disclaims beneficial ownership of the shares held by his wife.

(3) Of this total, 74 shares are held by Mr. Calcagnini as Trustee for his aunt.

(4) Of this total, 96,895 shares are held by Mr. Cohen, 17,597 shares are held by Mrs. Cohen as custodian for children, 95,210 shares are held as Trustee of Foundation, 517,766 are held as officer of general partner of limited partnership, and 116,072 are held by trustee for children. Mrs. Cohen disclaims beneficial ownership of the shares held by her husband.

(5) Of this total, 11,036 shares are held in an IRA and 126,267 shares are held by Mrs. David and Mr. Lawrence David as trustees for the David Foundation.

(6) Of this total, 4,561 shares are held by Mr. deCordova's wife. Mr. deCordova disclaims beneficial ownership of the shares held by his wife.

(7) Of this total, 1,797 shares are held by Mr. Farley's wife. Mr. Farley disclaims beneficial ownership of the shares owned by his wife.

(8) Of this total, 513,705 shares are held by Mrs. Lamb, 2,863 are held in the William H. Lamb Trustee for Joshua Lamb, 6,939 shares are held in the William H. Lamb Trustee for Amanda H. Lamb, 8563 shares are held in the Patricia Lamb Trustee for Kate Ross, and 32,170 shares are held in the William H. Lamb Trustee Pension account. Mr. Lamb disclaims beneficial ownership of the shares held by his wife.

(9) Of this total, 1,715 shares are held by Mr. Malcolm's wife, 2,442 are held by a corporation over which Mr. Malcolm exercises a controlling interest. Mr. Malcolm disclaims beneficial ownership of the shares held by his wife.

(10) Of this total, 1,116 shares are held by Mr. McBride's wife, 24,053 are held as Trustee for J.N. McBride Pool Associates, L.P., and 51,230 shares are held as Trustee for McBride Ventures, L.P. Mr. McBride disclaims beneficial ownership of the shares held by his wife.

(11) Of this total, 6,399 shares are held in the Hudson United Bancorp's 401(k) plan and 16,030 shares are under the Hudson United Bancorp restricted stock plan.

(12) Of this total, 26,630 shares are held in Hudson United Bancorp's 401(k) plan, which he directs, 4038 shares are held in an IRA, 2,868 shares are held by Mr. Neilson's wife, 34,876 shares are held for his children, 20,000 shares are held under the Hudson United Bancorp's restricted stock plan, and 174,463 shares represent vested options. Mr. Neilson disclaims beneficial ownership of the shares owned by his wife.

(13) Mr. Poggi directly holds his shares.

(14) Of this total, 651,220 shares are held by Mr. Rosow's wife and 10,927 are held in the Rosow Family Foundation Trust. Mr. Rosow's disclaims beneficial ownership of the shares owned by his wife.

(15) Of this total, 5,663 shares are held by Mr. Schierloh's wife. Mr. Schierloh disclaims beneficial ownership of Mrs. Schierloh's shares.

(16) Of this total, 17,855 shares are held in Hudson United Bancorp's 401(k) plan, 10,000 shares are in the Hudson United Bancorp restricted stock plan, and 69,695 represents vested options.

(17) Of this total, 232 shares are held in Hudson United Bancorp's 401(k) plan which she directs, 10,300 shares are in the Hudson United Bancorp restricted stock plan.

(18) All shares held directly by Sister Grace Strauber.

(19) Of this total, 22,558 are held in an IRA by Mr. Tatigian.

(20) Of this total, 11,233 shares are held in the Hudson United Bancorp's 401(k) plan which she directs, 10,000 shares are in the Hudson United Bancorp restricted stock plan, 67,043 shares represents vested shares.

(21) Of this total, 58,684.735 shares are held in Hudson United Bancorp's 401(k) plans for specified individuals, 76,759 shares are held for executive officers under Hudson United Bancorp's restricted stock plan, and 119,599 shares represent vested options. Excluded form the shares reported in the Table are 74,013 shares held by HUB's Trust Department as trustee for Hudson United Bancorp's pension plan. These additional shares held by HUB's Trust Department are not reported as beneficially owned by Hudson United Bancorp's directors or executive officers, although by virtue of the officers' and directors' service on HUB's Trust Committee, it may be asserted that the directors and officers have beneficial ownership of such shares. The directors and executive officers disclaim beneficial ownership of such shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Various aspects of the compensation of the Hudson United executive officers are determined by the Compensation Committee.

     The Compensation Committee members are: Charles F.X. Poggi, Chairman, Robert J. Burke, Joan David, W. Peter McBride and John H. Tatigian, Jr.

     Mr. Neilson serves on the Board of Directors of Hudson United Bancorp and is an officer of Hudson United Bancorp. Mr. Neilson absented himself from all discussions and abstained from all voting with respects to his own compensation.

     Charles F.X. Poggi, who is the Chairman of the Compensation Committee and is involved in setting executive compensation, is President of Poggi Press, a general printing company. During 1999 Poggi Press was paid $677,321 for printing work for Hudson United Bancorp and its subsidiaries. Management believes the terms and conditions of the transactions with Poggi Press to be equivalent to terms available from an independent third party.

     W. Peter McBride, who is on the Compensation Committee, and is involved in setting executive compensation, is affiliated with McBride Corporate Real Estate. McBride Corporate Real Estate was retained to assist in the sale and/or leasing of various Hudson United Bancorp properties and in doing so earned commissions of approximately $584,273 in 1999. Management believes the terms and conditions of the transactions with McBride Corporate Real Estate to be equivalents to terms available from an independent third party.

CERTAIN TRANSACTIONS WITH MANAGEMENT

     Hudson United Bancorp Bank has made in the past and, assuming continued satisfaction of generally applicable credit standards, expects to continue to make, loans to directors, executive officers and their associates (i.e., corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interest of 10% or more). These loans have all been made in the ordinary course of the banking business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other person, and do not involve more than the normal risk of collectibility or other unfavorable features. Directors, executive officers and their associates did not during 1999 borrow from Hudson United Bank an amount in excess of 10% of either bank's equity capital for any one director or executive officer (together with their associates) or an amount in excess of 20% of either bank's equity capital for all directors and executive officers and their associates as a group.

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)   (3)  Exhibits

      List of Exhibits


      (3a) The Certificate of Incorporation of the Company in effect on May 11, 1999. (Incorporated by reference from the Company's Amended Quarterly Report on Form 10 Q/A for the quarter ended June 30, 1999 filed September 10, 1999, Exhibit (3a)).

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

      (4b) Indenture dated as of September 13, 1996 between HUBCO, Inc. and Summit Bank as Trustee for $75,000,000 8.20% Subordinated Debentures due 2006. (Incorporated by reference from the Company's Current Report on Form 8-K dated September 18, 1996.)

      (4c) Indenture dated as of January 31, 1997 between HUBCO, Inc. and The Bank of New York as Trustee for $50,000,000 8.98% Junior Subordinated Debentures due 2027. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1997.)

      (4d) Indenture dated as of June 19, 1998 between HUBCO, Inc. and The Bank of New York as Trustee for $50,000,000 7.65% Junior Subordinated Debentures due 2028. (Incorporated by reference from the Company's Current Report on Form 8-K dated June 26, 1998.

      (10a) The agreement and Plan of Merger between Hudson United Bancorp and Dime Bancorp, Inc. as amended and restated on December 27, 1999.

      (10b) The Stock Option Agreement between Dime Bancorp, Inc. and Hudson United Bancorp dated September 16, 1999 (Incorporated by reference from the Company's filing on Form 8-K dated September 24, 1999, Exhibit (99.2)).

      (10d) Change in Control, Severance and Employment Agreement with Susan Staudmyer dated August 16, 1999.

      (10e) The Agreement and Plan of Merger dated June 28, 1999 among Hudson United Bancorp, Hudson United Bank, JeffBanks, Inc., Jefferson Bank, and Jefferson Bank of New Jersey. (Incorporated by reference from the Company's filing on Form 8-K/A dated June 30, 1999, Exhibit (99.1)).

      (10f) The Stock Option Agreement dated June 28, 1999 between Hudson United Bancorp and JeffBanks, Inc. (Incorporated by reference from the Company's filing on Form 8-K/A dated June 30, 1999, Exhibit (99.2)).

      (10g) The Agreement and Plan of Merger dated June 28, 1999 among Hudson United Bancorp, Hudson United Bank, Southern Jersey Bancorp of Delaware, Inc., and Farmers and Merchants National Bank. (Incorporated by reference from the Company's filing on Form 8-K/A dated June 30, 1999, Exhibit (99.4)).

      (10h) The Stock Option Agreement dated June 28, 1999 between Hudson United Bancorp and Southern Jersey Bancorp of Delaware, Inc. (Incorporated by reference from the Company's filing on Form 8-K/A dated June 30, 1999, Exhibit (99.5)).

      (10i) Agreement and Plan of Merger dated as of January 26, 1999, among HUBCO, Inc., Hudson United Bank, Little Falls Bancorp, Inc. and Little Falls Bank. (Incorporated by reference from the Company's Current Report on Form 8-K dated January 28, 1999, Exhibit (99.2)).

      (10j) Stock Option Agreement dated as of January 26, 1999, between HUBCO, Inc. and Little Falls Bancorp, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated January 28, 1999, Exhibit (99.3)).

      (10k) Agreement and Plan of Merger dated as of March 31, 1998, among HUBCO, Inc., Hudson United Bank, IBS Financial Corporation, and Inter-Boro Savings and Loan Association. (Incorporated by reference from the Company's Current Report on Form 8-K dated March 31, 1998, Exhibit (99.2)).

      (10l) Stock Option Agreement dated as of March 31, 1998, between HUBCO, Inc., IBS Financial Corporation. (Incorporated by reference from the Company's Current Report on Form 8-K dated march 31, 1998, Exhibit (99.3)).

      (10m) Agreement and Plan of Merger dated as of March 31, 1998, among HUBCO, Inc., Lafayette American Bank, Dime Financial Corp., and Dime Savings Bank of Wallingford. (Incorporated by reference from the Company's Current Report on Form 8-k dated March 31, 1998, Exhibit (99.4)).

      (10n) Stock Option Agreement dated as of March 31, 1998, between HUBCO, Inc. and Dime Financial Corp. (Incorporated by reference from the Company's Current Report on Form 8-K dated March 31, 1998, Exhibit (99.5)).

      (10o) Change in Control, Severance and Employment Agreement with Thomas R. Nelson dated January 30, 1998.

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

      (10r) Change in Control, Severance and Employment Agreement with John F. Mcllwain dated January 1, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

      (10s) Change in Control, Severance and Employment Agreement with Thomas Shara dated January 1, 1997.

      (10t) HUBCO Supplmenetal Employees' Retirement Plan January 1, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

      (10u) HUBCO, Inc., Directors Deferred Compensation Plan. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

      (21)  List of Subsidiaries.

      (27)  Financial Data Schedule.

(b)   Reports on Form 8-K

      On December 15, 1999, Hudson United Bancorp filed a Form 8-K Item (date of earliest event--November 30, 1999), containing the consolidated financial statements of Hudson United Bancorp restating Hudson United Bancorp's historical consolidated financial statements as of and for the three years ended December 31, 1998 to reflect the mergers and the acquisition of JeffBanks, Inc. and Southern Jersey Bancorp of Delaware.

      On November 24, 1999, Hudson United Bancorp filed a Form 8-K Item 5 (date of earliest event--November 16, 1999), to announce the declaration of a cash dividend of $0.25 per common share and a 3% stock dividend.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HUDSON UNITED BANCORP

                                By:/s/ Kenneth T. Neilson
                                   ----------------------
                                   Kenneth T. Neilson
                                   Chairman of the Board

Dated:  March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                         Date


/s/ KENNETH T. NEILSON          Chairman of the Board         March 30, 2000
------------------------        President, CEO, Director
Kenneth T. Neilson              Principal Executive Officer



/s/ ROBERT J. BURKE             Director                      March 30, 2000
------------------------
Robert J. Burke


                                Director                      March 30, 2000
------------------------
Donald P. Calcagnini


------------------------        Director                      March 30, 2000
Betsy Cohen


/s/ JOAN DAVID                  Director                      March 30, 2000
------------------------
Joan David


/s/ NOEL DECORDOVA JR.          Director                      March 30, 2000
------------------------
Noel deCordova Jr.


------------------------        Director                      March 30, 2000
Thomas R. Farley, Esq.


/s/ BRYANT D. MALCOLM           Director                      March 30, 2000
------------------------
Bryant D. Malcolm


/s/ W. PETER MCBRIDE            Director                      March 30, 2000
------------------------
W. Peter McBride

/s/ CHARLES F. X. POGGI         Director                      March 30, 2000
------------------------
Charles F. X. Poggi


/s/ DAVID A. ROSOW              Director                      March 30, 2000
------------------------
David A. Rosow


/s/ JAMES E. SCHIERLOH          Director                      March 30, 2000
------------------------
James E. Schierloh


/s/ SISTER GRACE FRANCES STRAUBER
------------------------       Director                      March 30, 2000
Sister Grace Frances
Strauber


/s/ JOHN H. TATIGIAN, JR.      Director                      March 30, 2000
------------------------
John H. Tatigian, Jr.


                                Director                      March 30, 2000
------------------------
William H. Lamb, Esq.


/s/ CHRIS A. MCFADDEN           Senior Vice President         March 30, 2000
------------------------        and Chief Financial Officer
Chris A. McFadden

     Management's Discussion and Analysis

     Acquisition Summary

Hudson United Bancorp ("the Company") began its acquisition program in the fall of 1990. Since that time, the company has completed 31 acquisitions. Through these acquisitions, the company has grown from a $550 million asset banking company to a community banking franchise which had assets of $9.7 billion at December 31, 1999. The acquisition program has been utilized to achieve efficiencies and to distribute the cost of new products and technologies over a larger asset base. It is the Company's philosophy that acquisitions become accretive to earnings within a short time frame, generally within one year. The financial results of these acquisitions are difficult to measure other than on an as-reported basis each quarter because pooling of interest transactions change historical results from those actually reported by the Company.

The Company consummated eight acquisitions in 1998. On January 8, 1998, the Company acquired the Bank of Southington ("BOS"). BOS was a $135 million asset institution with 2 branch locations headquartered in Southington, Connecticut.

On April 24, 1998, the Company acquired Poughkeepsie Financial Corporation ("PFC"), an $880 million asset institution headquartered in Poughkeepsie, New York with 16 branches in Rockland, Orange and Dutchess counties in New York.

On May 29, 1998, the Company acquired MSB Bancorp, Inc. ("MSB"), a $774 million asset institution headquartered in Goshen, New York that operated 16 branches in Orange, Putnam and Sullivan counties in New York.

On August 14, 1998, the Company acquired IBS Financial Corporation ("IBS"), a $734 million asset institution headquartered in Cherry Hill, New Jersey that operated 10 offices in New Jersey's suburban Philadelphia communities.

On August 14, 1998, the Company acquired Community Financial Holding Corporation ("CFHC"), a $150 million asset institution headquartered in Westmont, New Jersey that operated 8 offices in Camden, Burlington and Gloucester counties in New Jersey.

On August 21, 1998, the Company acquired Dime Financial Corporation ("DFC"), a $961 million asset institution headquartered in Wallingford, Connecticut that operated 11 offices in New Haven county.

The above 1998 acquisitions were all accounted for using the poolings-of-interests accounting method and, accordingly, the statements for periods prior to the mergers have been restated to include these institutions and their results of operations.

On February 5, 1998, the Company acquired Security National Bank & Trust Company of New Jersey ("SNB"), a $86 million asset bank and trust company headquartered in Newark, New Jersey with 4 branches.

On June 26, 1998, the Company acquired 21 branches of First Union National Bank located in New Jersey and Connecticut with total deposits of $242.9 million.

On July 24, 1998, the Company acquired two additional branches of First Union National Bank located in Hyde Park and Woodstock, New York. The two branches had total deposits of $25.2 million.

The SNB and First Union National Bank branch acquisitions were accounted for under the purchase method of accounting and, as such, their assets and earnings are included in the Company's consolidated results only from the date of acquisition and thereafter.

The Company consummated six acquisitions in 1999. On March 26, 1999, the Company completed its purchase of $151 million in deposits and a retail branch office in Hartford, Connecticut from First International Bank.

On May 20, 1999, the Company acquired Little Falls Bancorp, Inc. ("LFB"), which had assets of approximately $341 million and operated six offices in the Hunterdon and Passaic counties of New Jersey.

On October 22, 1999, the Company acquired Lyon Credit Corporation, a $350 million asset finance company and subsidiary of Credit Lyonnais Americas.

On December 1, 1999, the Company completed a purchase and sale transaction, in which Hudson United Bank acquired the loans (approximately $148 million) and other financial assets, as well as assumed the deposit liabilities (approximately $112 million) of Advest Bank and Trust. In addition, a strategic partnership with Advest, Inc. was consummated on October 1, 1999, in which Hudson United Bank became the exclusive provider of banking products and services to the clients of Advest, Inc.

The above 1999 acquisitions were accounted for under the purchase method of accounting and, as such, their assets and earnings are included in the Company's consolidated results only from the date of acquisition and thereafter.

On November 30, 1999, the Company completed its acquisition of JeffBanks, Inc. ("Jeff"), a $1.8 billion bank holding company with 32 branches located throughout the greater Philadelphia area of Pennsylvania and Southern Jersey.

On December 1, 1999, the Company completed its acquisition of Southern Jersey Bancorp ("SJB"), a $425 million asset institution with 17 branches in Southern Jersey.

The above 1999 acquisitions were accounted for using the pooling- of-interests accounting method and, accordingly, the statements for periods prior to the mergers have been restated to include these institutions and their results of operations.

     Special Charges Summary

In 1999 and 1998, the Company incurred one-time charges ("special charges") as detailed below. Further details relative to the special charges are discussed in the "Noninterest Income" and "Noninterest Expenses" sections that follow.

SPECIAL CHARGES
(IN THOUSANDS)                                    1999       1998      1997
---------------                                  -------    -------   --------
Writedown of assets held for sale                $    --    $23,303   $     --
Merger related and restructuring charges          32,031     69,086   $     --
Investment Security losses                         5,162        663         --
Special provision for loan losses                 33,000         --         --
                                                 -------    -------   --------
                 Total special charges pre-tax   $70,193    $93,052   $     --
                                                 =======    =======   ========

Total special charges after-tax                  $47,854    $63,634   $     --
                                                 =======    =======   ========

     Results of Operations for the Years
     Ended December 31, 1999, 1998 and 1997

Hudson United Bancorp reported net income of $69.3 million and fully diluted earnings per share of $1.30 for the year ended December 31, 1999. Excluding special charges, operating earnings were $117.2 million and fully diluted earnings per share were $2.20 for the same 1999 period. In 1998, the Company had net income of $26.8 million and fully diluted earnings per share of $0.49. Excluding special charges, operating earnings and fully diluted earnings per share were $90.4 million and $1.64, respectively, for the same 1998 period. In 1997, the Company had net income of $84.0 million and fully diluted earnings per share of $1.48.

Return on average assets was 0.75% for 1999, 0.31% for 1998, and 1.01% for 1997. Excluding special charges, return on average assets was 1.27% and 1.04% for 1999 and 1998, respectively. Return on average equity was 11.95% for 1999, 4.14% for 1998, and 12.54% for 1997. Excluding special charges, return on average equity was 20.20% for 1999 and 13.97% for 1998.

The financial results in years in which acquisitions occur are difficult to measure other than on an as-reported basis each quarter because pooling of interest transactions change historical results from those actually reported by the Company. On an as-reported basis each quarter, excluding special charges, the average return on average assets was 1.41% and 1.46% and the average return on average equity was 23.26% and 21.94% for 1999 and 1998, respectively.

The following table presents a summary of the Company's average balances, the yields earned on average assets and the cost of average liabilities and stockholders' equity for the years ended December 31, 1999, 1998 and 1997 (in thousands):

     AVERAGE BALANCES, NET INTEREST INCOME, YIELDS, AND RATES
---------------------------------------------------------------------------------------------------------------------
                                                              1999                                 1998
                                           ------------------------------------  ------------------------------------
                                             AVERAGE                     YIELD/    AVERAGE                     YIELD/
                                             BALANCE        INTEREST     RATE      BALANCE       INTEREST      RATE
                                           ------------------------------------  ------------------------------------
ASSETS

Interest-bearing deposits with banks       $    17,441    $     1,132    6.49%   $    34,475    $     1,864    5.41%
Federal funds sold                              76,672          4,980    6.50%       202,794         10,809    5.33%
Securities-taxable                           3,328,654        204,937    6.16%     2,873,677        183,632    6.39%
Securities-tax exempt (1)                       85,184          7,249    8.51%       112,716          9,448    8.38%
Loans (2)                                    5,136,467        432,041    8.41%     4,923,410        424,359    8.62%
                                           ------------------------------------  ------------------------------------
Total Earning Assets                         8,644,418        650,339    7.52%     8,147,072        630,112    7.73%

Cash and due from banks                        273,926                               251,799
Allowance for loan losses                      (79,095)                              (84,605)
Premises and equipment                         115,924                               112,609
Other assets                                   292,968                               294,697
                                           -----------                           -----------
TOTAL ASSETS                               $ 9,248,141                           $ 8,721,572
                                           ===========                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Interest-bearing transaction accounts     $ 1,199,059    $    24,125    2.01%   $ 1,365,426    $    32,070    2.35%
 Savings accounts                            1,405,688         28,184    2.00%     1,328,052         31,121    2.34%
 Time deposits                               2,821,338        138,426    4.91%     3,106,134        165,144    5.32%
                                           ------------------------------------  ------------------------------------
 Total Interest-Bearing Deposits             5,426,085        190,735    3.52%     5,799,612        228,335    3.94%
 Borrowings                                  1,722,512         88,902    5.16%       859,372         47,907    5.57%
 Long-term debt                                257,218         21,873    8.50%       235,886         20,231    8.58%
                                           ------------------------------------  ------------------------------------
 Total Interest-Bearing Liabilities          7,405,815        301,510    4.07%     6,894,870        296,473    4.30%
 Demand deposits                             1,170,135                             1,079,508
 Other liabilities                              91,953                               100,343
 Stockholders' equity                          580,238                               646,851
                                           -----------                           -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                $ 9,248,141                           $ 8,721,572
                                           ===========                           ===========
 NET INTEREST INCOME                                      $   348,829                           $   333,639
                                                          ===========                           ===========
 NET INTEREST MARGIN (3)                                                 4.04%                                 4.10%
                                                                         ====                                  ====



     AVERAGE BALANCES, NET INTEREST INCOME, YIELDS, AND RATES
--------------------------------------------------------------------------------
                                                             1997
                                           ------------------------------------
                                             AVERAGE                     YIELD/
                                             BALANCE       INTEREST      RATE
                                           ------------------------------------
ASSETS

Interest-bearing deposits with banks       $       373    $        17    4.56%
Federal funds sold                             183,086         10,552    5.76%
Securities-taxable                           2,658,129        179,637    6.76%
Securities-tax exempt (1)                       90,084          7,695    8.54%
Loans (2)                                    4,824,845        420,650    8.72%
                                           ------------------------------------
Total Earning Assets                         7,756,517        618,551    7.97%

Cash and due from banks                        259,907
Allowance for loan losses                      (81,510)
Premises and equipment                          90,081
Other assets                                   289,186
                                           -----------
TOTAL ASSETS                               $ 8,314,181
                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Interest-bearing transaction accounts     $ 1,267,143    $    37,135    2.93%
 Savings accounts                            1,403,988         33,839    2.41%
 Time deposits                               3,049,175        162,606    5.33%
                                           ------------------------------------
 Total Interest-Bearing Deposits             5,720,306        233,580    4.08%
 Borrowings                                    672,002         37,864    5.63%
 Long-term debt                                202,824         17,647    8.70%
                                           ------------------------------------
 Total Interest-Bearing Liabilities          6,595,132        289,091    4.38%
 Demand deposits                               949,534
 Other liabilities                              99,759
 Stockholders' equity                          669,756
                                           -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                $ 8,314,181
                                           ===========
 NET INTEREST INCOME                                      $   329,460
                                                          ===========
 NET INTEREST MARGIN (3)                                                 4.25%
                                                                         ====


(1) The tax equivalent adjustments for the years ended December 31, 1999, 1998 and 1997 were $2,245, $3,289 and $2,694, respectively, and are based on a tax rate of 35%.

(2) The tax equivalent adjustments for the years ended December 31, 1999, 1998 and 1997 were $3,518, $1,500 and $222, respectively, and are based on a tax rate of 35%. Average loan balances include nonaccrual loans and loans held for resale.

(3) Represents tax equivalent net interest income divided by interest-earning assets.


THE FOLLOWING TABLE PRESENTS THE RELATIVE CONTRIBUTION OF CHANGES IN VOLUMES AND CHANGES IN RATES TO CHANGES IN NET INTEREST INCOME FOR THE PERIODS INDICATED. THE CHANGE IN INTEREST INCOME AND INTEREST EXPENSE ATTRIBUTABLE TO THE COMBINED IMPACT OF BOTH VOLUME AND RATE HAS BEEN ALLOCATED PROPORTIONATELY TO THE CHANGE DUE TO VOLUME AND THE CHANGE DUE TO RATE (IN THOUSANDS):

CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME-RATE/VOLUME ANALYSIS

                                                              INCREASE/(DECREASE)                        INCREASE/(DECREASE)
                                                     ------------------------------------      -------------------------------------
                                                                1999 OVER 1998                             1998 OVER 1997
                                                     ------------------------------------      -------------------------------------
                                                      VOLUME         RATE         TOTAL         VOLUME         RATE          TOTAL
-----------------------------------------------------------------------------------------      -------------------------------------
Loans                                                $ 18,079      $(10,397)     $  7,682      $  8,530      $ (4,821)     $  3,709
Securities-taxable                                     28,211        (6,906)       21,305        14,123       (10,128)        3,995
Securities-tax exempt                                  (2,341)          142        (2,199)        1,861          (108)        1,753
Federal funds sold                                     (7,810)        1,981        (5,829)        1,086          (829)          257
Interest bearing deposits                              (1,052)          320          (732)        1,843             4         1,847
                                                     ------------------------------------      -------------------------------------
Total interest and fee income                          35,087       (14,860)       20,227        27,443       (15,882)       11,561
                                                     ------------------------------------      -------------------------------------

Interest bearing transaction accounts                  (3,650)       (4,295)       (7,945)        2,720        (7,785)       (5,065)
Savings                                                 1,744        (4,681)       (2,937)       (1,797)         (921)       (2,718)
Time deposits                                         (14,507)      (12,211)      (26,718)        3,030          (492)        2,538
Short-term borrowings                                  44,794        (3,799)       40,995        10,449          (406)       10,043
Long-term debt                                          1,815          (173)        1,642         2,839          (255)        2,584
                                                     ------------------------------------      -------------------------------------
Total interest expense                                 30,196       (25,159)        5,037        17,241        (9,859)        7,382
                                                     ------------------------------------      -------------------------------------
Net Interest Income                                  $  4,891      $ 10,299      $ 15,190      $ 10,202      $ (6,023)     $  4,179
                                                     ====================================      ====================================

     Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid on deposits and borrowings. The principal earning assets are the loan portfolio, comprised of commercial loans to businesses, mortgage loans to businesses and individuals, consumer loans (such as car loans, home equity loans, etc.) and credit card loans, along with the investment portfolio. The portfolio is invested primarily in U.S. Government Agency Securities, U.S. Government Agency mortgage-backed securities and mortgage-related securities. Given the current rate environment, the weighted average life of the portfolio is approximately 4 years. Deposits and borrowings not required to fund loans and other assets are invested primarily in U.S. Government and U.S. Government Agency Securities.

Net interest income is affected by a number of factors including the level, pricing, and maturity of earning assets and interest-bearing liabilities, interest rate fluctuations, asset quality and the amount of noninterest-bearing deposits and capital. In the following discussion, interest income is presented on a fully taxable-equivalent basis ("FTE"). Fully taxable-equivalent interest income restates reported interest income on tax-exempt loans and securities as if such interest were taxed at the statutory Federal income tax rate of 35%.

Net interest income on an FTE basis in 1999 was $348.8 million compared to $333.6 million in 1998 and $329.5 million in 1997. The increase in net interest income in 1999 compared to 1998 was due to a $497 million increase in interest-earning assets, partially offset by a decline in the net interest margin of six basis points. The increase in interest-earning assets was mainly due to a higher average volume of investment securities and loans. The improvement in net interest income in 1998 compared to 1997 was due to a $391 million increase in interest-earning assets, partially offset by a 15 basis point decline in the net interest margin. Higher average volumes of investment securities and loans were the primary factors underlying the increase in interest-earning assets for the 1998 period compared to 1997.

     Net Interest Margin

Net interest margin is computed by dividing net interest income on a FTE basis by average interest-earning assets. The Company's net interest margin was 4.04%, 4.10%, and 4.25% for 1999, 1998 and 1997, respectively. The six basis point decline in net interest margin from 1998 to 1999 was due primarily to the impact of treasury share repurchases and lower rates earned on loans and investment securities. Partially offsetting these factors was an increase in average demand deposits and lower rates paid on interest-bearing deposits and borrowings. The 15 basis point decline in net interest margin in 1998 compared to 1997 was due to the same factors described above in the 1999 and 1998 comparison, including higher average demand deposits.

The Company's average cost of deposits for 1999 was 2.89% compared to 3.32% for 1998 and 3.50% for 1997.

Approximately 37% of the Company's deposits were in transaction accounts, 24% in savings accounts, and 39% in time deposits as of December 31, 1999.

     Provision and Allowance for Possible Loan Losses

The determination of the adequacy of the Allowance for Possible Loan Losses ("the Allowance") and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a monthly basis. Methodology employed for assessing the adequacy of the Allowance consists of the following criteria:

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

Consideration is also given to the changed risk profile brought about by the aforementioned business combinations, customer knowledge, the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company's lending staff, underwriting policies, loss histories, delinquency trends, the cyclical nature of economic and business conditions and the concentration of real estate related loans located in the Northeastern part of the United States. Since many of the loans depend upon the sufficiency of collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss. Other evidence used to determine the amount of the Allowance and its components are as follows:

-    regulatory and other examinations

-    the amount and trend of criticized loans

-    actual losses

-    peer comparisons with other financial institutions

- economic data associated with the real estate market in the Company's area of operations

- opportunities to dispose of marginally performing loans for cash considerations

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance for Possible Loan Losses to be adequate at December 31,1999.

The provision for possible loan losses was $52.2 million for 1999 compared with $35.6 million and $24.4 million in 1998 and 1997, respectively. The increase in 1999 from 1998 was due to a $33.0 million special provision taken to conform the loan reserve policies of Jeff and SJB to that of the Company. The increased provision in 1998 when compared to 1997 was primarily due to higher provisions taken by acquired companies. The Allowance as a percentage of total loans outstanding at year-end for the last three years was 1.74%, 1.56% and 1.74%. The Allowance as a percentage of nonperforming loans for the past three years was 201%, 147% and 102%.

The following is a summary of the activity in the allowance for possible loan losses, by loan category for the years indicated (in thousands):

     ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                            YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                    1999             1998             1997
                                                                 --------------------------------------------
Amount of Loans Outstanding at End of Year                       $5,679,581       $4,885,643       $4,911,761
                                                                 ============================================
Daily Average Amount of Loans Outstanding                        $5,136,467       $4,923,410       $4,824,845
                                                                 ============================================
ALLOWANCE FOR POSSIBLE LOAN LOSSES
Balance at beginning of year                                     $   76,043       $   85,230       $   81,979
Loans charged off:
      Real estate mortgages                                          13,657           11,207           10,861
      Commercial and Industrial                                      10,388           10,034            7,489
      Consumer Credit                                                24,012           22,083           15,364
      Other                                                              --               --              384
      Writedown of assets held for sale (1)                              --            9,521               --
                                                                 --------------------------------------------
           Total loans charged off                                   48,057           52,845           34,098
                                                                 --------------------------------------------
Recoveries:
      Real estate mortgages                                           1,902              988            2,684
      Commercial and Industrial                                       1,962            1,629            3,113
      Consumer Credit                                                 6,065            3,437            3,512
      Other                                                              --               47              798
                                                                 --------------------------------------------
           Total recoveries                                           9,929            6,101           10,107
                                                                 --------------------------------------------
           Net loans charged off                                     38,128           46,744           23,991
                                                                 --------------------------------------------
Provision for loan losses                                            52,200           35,607           24,442
Allowance of acquired companies                                       8,634            1,950            2,800
                                                                 --------------------------------------------
Balance at end of year                                           $   98,749       $   76,043       $   85,230
                                                                 ============================================
Net charge offs as a percentage of average loans
      outstanding                                                      0.74%            0.95%            0.50%

Allowance for possible loan losses as a percentage
      of loans outstanding at year end                                 1.74%            1.56%            1.74%


(1) The writedown of assets held for sale pertains to the disposal of $54 million of nonaccrual loans discussed further in the "Noninterest Income" and "Asset Quality" sections that follow.

The following is the allocation of the allowance for possible loan losses by loan category (in thousands):

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------------------------------------
                                          1999                           1998                        1997
                               --------------------------------------------------------------------------------------
                                                CATEGORY                        CATEGORY                   CATEGORY
                                                PERCENT OF                      PERCENT OF                 PERCENT OF
                               ALLOWANCE         LOANS       ALLOWANCE           LOANS     ALLOWANCE        LOANS
---------------------------------------------------------------------------------------------------------------------
Real estate mortgages           $25,484           46.5%       $23,868           60.6%       $30,273           65.2%
Commercial and industrial        43,974           31.8%        18,493           25.3%        20,233           22.5%
Consumer Credit                  24,895           21.7%        20,650           14.1%        11,650           12.3%
Unallocated                       4,396                        13,032                        23,074
                               --------------------------------------------------------------------------------------
Total                           $98,749          100.0%       $76,043          100.0%       $85,230          100.0%
                               ======================================================================================


     Noninterest Income

Noninterest income, excluding securities gains and loss on assets held for sale, increased 27% to $89.9 million for 1999 from $70.9 million in 1998. The amount in 1998 was an increase of 16% over the $61.0 million reported in 1997. The increase for 1999 compared to 1998 was due to growth in Shoppers Charge fees (the Company's private label credit card division) and mortgage divisions and increased sales of alternative investment products. The improvement in 1998 from 1997 was mainly the result of growth in Shoppers Charge fees and other non-deposit related fee income. Noninterest income, excluding security gains and loss on assets held for sale, as a percentage of total net revenue was 21%, 19% and 15% in 1999, 1998, and 1997, respectively. The Company had $1.2 million in securities losses in 1999, and security gains of $4.5 million and $9.4 million in 1998 and 1997, respectively. The $1.2 million in losses in 1999 included a $5.2 million pre-tax special charge related to the sale of investment securities acquired in the Jeff acquisition. The amount for 1998 included a $0.6 million pre-tax special charge related to the sale of investment securities acquired in the PFC acquisition. Excluding the special charges, the Company had security gains of $4.0 million in 1999 and $5.1 million in 1998.

Included in noninterest income for 1998 is a $23.3 million pre-tax, $14.9 million after-tax special charge, related to the disposal of $64 million of non-performing loans and Other Real Estate Owned
(OREO).

     Noninterest Expenses

Noninterest expense, excluding merger related and restructuring costs, increased to $239.3 million in 1999 from $232.2 million in 1998. The primary reason for the increase was the higher cost of supporting the Company's expanding business lines. The decline in expenses from $239.5 million in 1997 to $232.2 million in 1998 resulted mainly from the consolidation and realization of efficiencies in acquired institutions.

Salary and benefit expense was $102.7 million in 1999, $107.2 million and $115.2 million in 1998 and 1997, respectively. The decline in 1999 compared to 1998 was due to efficiencies realized in staff and support functions and consolidation of benefit plans. The decline from 1997 to 1998 resulted mainly from the same sources related to acquired institutions.

Occupancy expense was $24.9 million in 1999, $24.8 million in 1998, and $23.2 million in 1997. The increase in 1998 resulted largely from the acquisition of the First Union branches. Equipment expense was $14.7 million in 1999 compared to $11.3 million in 1998 and $11.6 million in 1997. The higher 1999 expense when compared to 1998 resulted from improvements in the Company's technology infrastructure.

Outside services expense was $48.8 million in 1999, $34.8 million in 1998 and $33.4 million in 1997. The increase in 1999 compared to 1998 reflected higher expenses, primarily related to Shoppers Charge, incurred to support business expansion.

Other Real Estate Owned (OREO) expense declined to $0.1 million in 1999 compared to $3.3 million in 1998 and $5.6 million in 1997. A decline in OREO properties was responsible for the reduction in expense.

Amortization of intangibles expense increased to $14.9 million in 1999 from $12.1 million in 1998 and $10.4 million in 1997. The increases are attributable to the additional goodwill established for the acquisitions and branch purchases described previously.

Merger related and restructuring costs were $32.0 million in 1999 and $69.1 million in 1998. The 1999 costs include payout and accruals for employment contracts, severance and other employee related costs ($12.6 million), branch closing, fixed asset disposition and other occupancy related costs ($3.9 million), technical support for system conversion and early termination of system related contracts ($5.6 million), legal and accounting professional services and approval costs ($1.8 million), financial advisor costs ($4.1 million), provison for other real estate owned ($2.0 million) and other merger related expenses ($2.0 million).

     Federal Income Taxes

The income tax provision for Federal and state taxes approximates 36.0% for 1999, 38.8% for 1998 and 36.9% for 1997. The higher effective tax rate in 1998 compared to both 1999 and 1997 was due primarily to higher nondeductible merger-related expenses in 1998.

     Financial Condition

Total assets at December 31, 1999 were $9.7 billion, an increase from assets of $8.9 billion at December 31, 1998. This increase in assets resulted primarily from a $794 million increase in loans to $5.7 billion at December 31, 1999. Total deposits were $6.5 billion and $6.8 billion, respectively, at year-end 1999 and 1998. Borrowings amounted to $2.4 billion and $970 million at December 31, 1999 and 1998, respectively. The increase in borrowings resulted primarily from the need to fund the growth in loans and investment securities.

The Company considers its liquidity and capital to be adequate. At the end of 1999, the Company had $3.4 billion in investment securities, $2.8 billion in its available for sale portfolio and $562 million in its held to maturity portfolio. Total Stockholders' Equity was $519.2 million at December 31, 1999 and $619.9 million at December 31, 1998. The net decline in Stockholders' Equity of $100.7 million resulted from the Company's purchase of $121.4 million in treasury shares , the impact of marking to market the Company's available for sale security portfolio of $53.6 million, and cash dividends paid of $45.3 million. This was partially offset by $69.3 million of net income and an increase in equity of $50.1 million resulting from the effect of exercised stock options, warrants, other compensation plans and the issuance of treasury shares for the LFB acquisition.

     Securities Held to Maturity and Securities Available for Sale

The securities portfolios serve as a source of liquidity, earnings, and a means of managing interest rate risk. Consequently, the portfolios are managed over time in response to changes in market conditions and loan demand. At December 31, 1999 and 1998, the portfolios comprised 35% and 37%, respectively, of the total assets of the Company.

The Company's philosophy (strategy) with respect to managing the portfolio is to purchase U.S. government and agency securities as well as U.S. government agency mortgage-backed and mortgage-related securities.

     The following tables summarize the composition of the portfolios as of December 31, 1999 and 1998 (in thousands):


                                                    1999                                               1998
                               -------------------------------------------------  -------------------------------------------------

                                              GROSS UNREALIZED       ESTIMATED                    GROSS UNREALIZED        ESTIMATED
                                 AMORTIZED   -------------------       MARKET       AMORTIZED   -------------------        MARKET
                                   COST       GAINS     (LOSSES)       VALUE          COST        GAINS     (LOSSES)       VALUE
------------------------------------------------------------------------------------------------------------------------------------
HELD TO MATURITY PORTFOLIO

U. S. Government               $    24,195   $    --    $   (253)   $    23,942   $    42,373   $    393    $     --    $    42,766
U.S. Government Agencies            45,960       201        (636)        45,525        37,360      1,462          --         38,822
Mortgage-backed securities         467,540       220     (19,967)       447,793       539,725      2,277        (717)       541,285
States and Political
    subdivisions                    24,500        26        (575)        23,951        16,190        204          (4)        16,390
Other debt securities                   29        --          --             29            --         --          --             --
                               -------------------------------------------------  -------------------------------------------------
                               $   562,224   $   447    $(21,431)   $   541,240   $   635,648   $  4,336    $   (721)   $   639,263
                               =================================================  ==================================================

                                                   1999                                               1998
                               -------------------------------------------------  -------------------------------------------------

                                              GROSS UNREALIZED       ESTIMATED                    GROSS UNREALIZED        ESTIMATED
                                 AMORTIZED   -------------------       MARKET       AMORTIZED   -------------------        MARKET
                                   COST       GAINS     (LOSSES)       VALUE          COST        GAINS     (LOSSES)       VALUE
------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE PORTFOLIO
U. S. Government               $    87,332   $   196    $   (303)   $    87,225   $   108,036   $  1,940    $     --    $   109,976
U.S. Government Agencies           350,040        85      (7,595)       342,530       425,610      3,555         (59)       429,106
Mortgage-backed securities       2,167,606     1,431     (48,880)     2,120,157     1,888,149     14,984      (4,956)     1,898,177
States and Political
    subdivisions                     3,118        12         (10)         3,120        87,132      3,047        (114)        90,065
Other debt securities               47,128         4      (1,813)        45,319        20,690        152         (58)        20,784
Equity securities                  213,826     1,932      (9,807)       205,951       110,403      2,471        (674)       112,200
                               -------------------------------------------------  -------------------------------------------------
                               $ 2,869,050   $ 3,660    $(68,408)   $ 2,804,302   $ 2,640,020   $ 26,149    $ (5,861)   $ 2,660,308
                               =================================================  ==================================================

     Loan Portfolio Distribution of Loans by Category

                                                     DECEMBER 31,
--------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)               1999              1998             1997
                                   ---------------------------------------------
Loans secured by real estate:
    Residential mortgage loans     $1,639,578        $1,739,054       $1,877,888
    Mortgages held for sale             9,073            14,600            4,327
    Residential home equity
     loans                            357,941           230,587          216,215

    Commercial mortgage loans       1,024,844           978,040        1,105,440
                                   ---------------------------------------------
                                    3,031,436         2,962,281        3,203,870
                                   ---------------------------------------------
Commercial and industrial
    loans:
    Secured by
     real estate                      275,411           233,536          285,057

    Other                           1,490,837         1,004,149          818,484
                                   ---------------------------------------------
                                    1,766,248         1,237,685        1,103,541
                                   ---------------------------------------------
Credit cards                          209,863           107,331          114,550

Other loans to individuals            672,034           578,346          489,800
                                   ---------------------------------------------
Total Loan  Portfolio              $5,679,581        $4,885,643       $4,911,761
                                   =============================================


Total loans increased by $793.9 million to $5.7 billion at December 31, 1999 from $4.9 billion at December 31, 1998. Commercial and industrial loans accounted for over half of the growth as they increased by $528.5 million to $1.8 billion at year-end 1999. Of the growth, $370.0 million was related to the Company's acquisition of Lyon Credit Corporation. Home equity and credit card loans also exhibited high growth rates. The Company continued its strategy of reducing its percentage of lower yielding residential mortgage loans arising from the thrift institutions acquired in 1998. Residential mortgage loans amounted to $1.6 billion at December 31, 1999 and represented 29% of total loans compared to 36% of total loans at December 31, 1998.

     Asset Quality

The Company's principal earning assets are its loans, which are made primarily to businesses and individuals located in New Jersey, New York, Connecticut and Pennsylvania. Inherent in the lending business is the risk of deterioration in a borrower's ability to repay loans under existing loan agreements. Other risk elements include the amount of nonaccrual and past-due loans, the amount of potential problem loans, industry or geographic loan concentrations, and the level of OREO that must be managed and disposed of. The following table shows the loans past due 90 days or more and still accruing and applicable asset quality ratios:

                                                      DECEMBER 31,
                                     -------------------------------------------
 (DOLLARS IN THOUSANDS)                  1999             1998            1997
 -------------------------------------------------------------------------------
 Commercial & industrial               $ 3,004          $ 3,048         $ 3,578
 Real estate mortgages                  13,085            9,739          13,938
 Consumer credit                         3,011            4,263           3,224
 Credit card                             4,139            4,211           3,609
                                     -------------------------------------------
     Total Loans Past-Due 90-Days
     or More and Still Accruing       $ 23,239         $ 21,261        $ 24,349
                                     ===========================================
     As a percent of Total Loans          0.41%            0.44%           0.50%
     As a percent of Total Assets         0.24%            0.24%           0.28%

Nonaccruing loans include commercial loans and commercial mortgage loans past-due 90-days or more or deemed uncollectable. Residential real estate loans are generally placed on nonaccrual status after 180 days of delinquency. Consumer loans are charged off after 120 days and credit card loans are charged off after 180 days. Any loan may be put on nonaccrual status earlier if the Company has concern about the future collectability of the loan or its ability to return to current status.

Nonaccrual real estate mortgage loans are principally loans in the foreclosure process secured by real estate, including single family residential, multi-family, and commercial properties.

Nonaccruing consumer credit loans are loans to individuals. Excluding the credit card receivables, these loans are principally secured by automobiles or real estate.

Renegotiated loans are loans which were renegotiated as to the term or rate or both to assist the borrower after the borrower has suffered adverse effects in financial condition. Terms are designed to fit the ability of the borrower to repay and the Company's objective of obtaining repayment. The Company has $2.7 million of loans which are considered renegotiated.

OREO consists of properties on which the Bank has foreclosed or has taken a deed in lieu of the loan obligation. OREO properties are carried at the lower of cost or fair value at all times, net of estimated costs to sell. The cost to maintain the properties during ownership, and any further declines in fair value are charged to current earnings. The Company has been successful in disposing of OREO properties, including those acquired in acquisitions. At December 31, 1999, 1998, and 1997, OREO, including OREO classified in "Assets Held for Sale" on the balance sheet, amounted to $3.9 million, $8.2 million, and $15.6 million, respectively. The year to year declines reflect the Company's continuing efforts to dispose of OREO properties.

Nonperforming assets were $53.1 million at December 31, 1999, $60.0 million at December 31, 1998, and $99.4 million at December 31, 1997. The decline from December 31, 1998 to December 31, 1999 was mainly the result of the Company's continuing effort to reduce the level of nonperforming assets. The decline from year-end 1997 to year-end 1998 was largely due to the $23.3 million pre-tax charge and the $10.3 million writedown against the Allowance for Possible Loan Losses and OREO reserve related to the disposal of non-performing loans and OREO.

The amount of interest income on nonperforming loans which would have been recorded had these loans continued to perform under their original terms amounted to $3.2 million, $8.0 million, and $6.8 million for the years 1999, 1998, and 1997, respectively. The amount of interest income recorded on such loans for each of the years was $0.4 million, $0.7 million, and $1.5 million, respectively. The Company has no outstanding commitments to advance additional funds to borrowers whose loans are in a nonperforming status.

Measures to control and reduce the level of nonperforming loans are continuing. Efforts are made to identify slow paying loans and collection procedures are instituted. After identification, steps are taken to understand the problems of the borrower and to work with the borrower toward resolving the problem, if practicable. Continuing collection efforts are a priority for the Company.

The following table summarizes the Company's nonperforming assets at the dates indicated (in thousands):

                                                                   DECEMBER 31,
NONPERFORMING ASSETS (INCLUDING ASSETS HELD FOR SALE)      1999       1998       1997
-------------------------------------------------------------------------------------
Nonaccrual Loans                                        $46,352    $46,178    $64,766
Renegotiated Loans                                        2,751      5,632     19,054
                                                        -----------------------------
    Total Nonperforming Loans                            49,103     51,810     83,820
Other Real Estate Owned                                   3,948      8,151     15,568
                                                        -----------------------------
    Total Nonperforming Assets                          $53,051    $59,961    $99,388
                                                        =============================
Ratios:
    Nonaccrual Loans to Total Loans                        0.82%      0.95%      1.32%
    Nonperforming Assets to Total Assets                   0.55       0.67       1.15
    Allowance for Loan Losses to Nonaccrual Loans           213        165        132
    Allowance for Loan Losses to Nonperforming Loans        201        147        102


     Deposits

As of December 31, 1999, Hudson had 112 branch offices in New Jersey 33 branch offices in New York state, 42 branch offices in Connecticut, and 26 branch offices in Pennsylvania.

Through business development incentives, the Company strives to generate the lowest cost deposits. The following table summarizes the deposit base at the dates indicated (in thousands):

                                                     DECEMBER 31,
                                         1999            1998            1997
                                      ------------------------------------------
Noninterest- bearing
deposits                              $1,231,478      $1,214,521      $1,048,846
NOW/MMDA deposits                      1,145,398       1,249,772       1,312,082
Savings deposits                       1,528,033       1,367,117       1,366,225
Time deposits                          2,550,436       2,941,826       3,049,894
                                      ------------------------------------------
Total Deposits                        $6,455,345      $6,773,236      $6,777,047
                                      ==========================================

While total deposits declined from year-end 1998 to year-end 1999, there was a favorable change in the mix, as higher cost time deposits declined by $391 million while noninterest-bearing and other lower cost deposits increased by $73 million. As of December 31, 1999, noninterest bearing, NOW, MMDA, and savings deposits represented 61% of total deposits.

               Liquidity

Liquidity is a measure of the Company's ability to meet the needs of depositors, borrowers, and creditors at a reasonable cost and without adverse financial consequences. The Company has several liquidity measurements that are evaluated on a frequent basis. The Company has adequate sources of liquidity including Securities Available for Sale, Federal funds lines, and the ability to borrow funds from the Federal Home Loan Bank and Federal Reserve discount window. The management of balance sheet volumes, mixes, and maturities enables the Company to maintain adequate levels of liquidity.

               Capital

Capital adequacy is a measure of the amount of capital needed to support asset growth, absorb unanticipated losses, and provide safety for depositors. The regulators establish minimum capital ratio guidelines for the banking industry.

The following table sets forth the regulatory minimum capital ratio guidelines, the capital ratio guidelines an institution must meet to be considered well capitalized and the current capital ratios of the Company.



                                       REGULATORY MINIMUM     WELL CAPITALIZED     COMPANY CAPITAL
                                         CAPITAL RATIOS        CAPITAL RATIOS           RATIOS
Tier 1 Leverage Ratio                            4%                  5%                  5.7%
Tier 1 Risk-Based Capital Ratio                  4%                  6%                  8.7%
Total Risk-Based  Capital                        8%                 10%                 12.0%


At December 31, 1999, 1998, and 1997, the Company exceeded all regulatory capital guidelines including those for a well capitalized institution.

On December 1, 1997, the Company paid a 3% stock dividend and increased its regular quarterly cash dividend from $0.18 to $0.19 per common share. On September 3, 1998, the Company paid a 3% stock dividend and increased its regular quarterly cash dividend to $0.25 per common share. On December 1, 1999, the Company paid a 3% stock dividend and maintained its regular quarterly cash dividend at $0.25 per common share. The dividend payout ratio, based on cash dividends per share and diluted earnings per share, was 75% for 1999 compared to 173% for 1998 and 48% in 1997. The higher ratios in 1999 and 1998 were due to lower net income resulting from the special charges in those years. Excluding special charges, the payout ratio would have been 44% in 1999 and 52% in 1998.

In February 1993, the Company issued $9.0 million aggregate principal amount of subordinated debentures which mature in 2003 and bear interest at 9.5% per annum payable semi-annually. These notes are redeemable at the option of the Company, in whole or in part, at any time after February 15, 2000, at their stated principal amount plus accrued interest, if any.

In January 1994, the Company issued $25.0 million aggregate principal amount of subordinated debentures which mature in 2004 and bear interest at 7.75% per annum payable semi-annually.

In March 1996, the Company issued $23.0 million aggregate principal amount of subordinated debentures which mature in 2006 and bear interest at 8.75% per annum payable semi-annually. These notes are redeemable at the option of the Company, in whole or in part, at any time after April 1, 2001, at their stated principal amount plus accrued interest, if any.

In September 1996, the Company issued $75.0 million of subordinated debt. The subordinated debentures bear interest at 8.20% per annum payable semi-annually and mature in 2006.

Proceeds of the above issuances were used for general corporate purposes including providing Tier I capital to the subsidiary bank. The debt has been structured to comply with the Federal Reserve Bank rules regarding debt qualifying as Tier 2 capital at the Company.

In January 1997, the Company placed $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior Subordinated Debentures due 2027 of the Company.

In February 1997, the Company placed $25.0 million in aggregate liquidation amount of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $25.3 million principal amount of 9.25% Junior Subordinated Debentures due 2027 of the Company. The 9.25% Trust preferred securities are callable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise.

In June 1998, the Company placed $50.0 million in aggregate liquidation amount of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole assets of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 7.65% Junior Subordinated Debentures due 2028 of the Company.

The three issues of capital securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation and are guaranteed by the Company. The net proceeds of the offerings are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

At the end of the reporting period, there were no known uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity or capital resources.

     Liquidity and interest rate sensitivity management

The primary objectives of asset/liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, maintain an appropriate balance between interest-sensitive earning assets and interest-sensitive liabilities and enhance earnings. Liquidity management is a planning process that ensures that the Company has ample funds to satisfy operational needs, projected deposit outflows, repayment of borrowing and loan obligations and the projected credit needs of its customer base. Interest rate sensitivity management ensures that the Company maintains acceptable levels of net interest income throughout a range of interest rate environments. The Company seeks to maintain its interest rate risk within a range that it believes is both manageable and prudent, given its capital and income generating capacity.

Liquidity risk is the risk to earnings or capital that would arise from a bank's inability to meet its obligations when they come due, without incurring unacceptable losses. The Company uses several measurements in monitoring its liquidity position. In addition, the Company has a number of borrowing facilities with banks, primary broker dealers, the Federal Home Loan Bank and Federal Reserve that are or can be used as sources of liquidity without having to sell assets to raise cash. At December 31, 1999, the Company's liquidity ratios exceed all minimum standards set forth by internal policies.

The Company has an asset/liability management committee which manages the risks associated with the volatility of interest rates and the resulting impact on net interest income, net income and capital. The management of interest rate risk at the Company is performed by: (i) analyzing the maturity and repricing relationships between interest earning assets and interest bearing liabilities at specific points in time (`GAP') and (ii) "income simulation analysis" which analyzes the effects of interest rate changes on net interest income, net income and capital over specific periods of time and captures the dynamic impact of interest rate changes on the Company's mix of assets and liabilities.

The table on the following page presents the GAP position of the Company at December 31, 1999. In preparing this table, management has anticipated prepayments for mortgage-backed securities and mortgage loans according to standard industry prepayment assumptions in effect at year-end. Deposits are are allocated to specific repricing intervals based on contractual maturity or upon decay rates determined by the Bank to reasonably represent the rates in which these deposits may reprice. Assets with daily floating rates are included in the due within 90 days category. Assets and liabilities are included in the table based on their maturities, expected cash repayments or period of first repricing, subject to the foregoing assumptions.

In analyzing its GAP position, although all time periods are considered, the Company emphasizes the next twelve month period. An institution is considered to be liability sensitive, or having a negative GAP, when the amount of interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also repricing within that time period. Conversely, an institution is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-bearing liabilities maturing or repricing is less than the amount of its interest-earning assets also maturing or repricing during the same period. Theoretically, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP.

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

     The following table shows the Gap position of the Company at December 31, 1999 (in thousands):


         GAP ANALYSIS                                                     DUE
                                                       DUE WITHIN       BETWEEN
                                                        ONE YEAR        ONE AND          DUE OVER       NONINTEREST
                                                        OR LESS        FIVE YEARS       FIVE YEARS        BEARING          TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Securities                                           $   445,130      $ 1,654,553      $ 1,266,843     $        --      $ 3,366,526
Total Loans                                            2,067,342        1,649,860        1,962,379              --        5,679,581
Noninterest Bearing Assets                                    --               --               --         640,179          640,179
                                                     ------------------------------------------------------------------------------
Total Assets                                         $ 2,512,472        3,304,413        3,229,222         640,179        9,686,286
Percent of Total Assets                                     26.0%            34.1%            33.3%            6.6%           100.0%

SOURCE OF FUNDS

Interest-Bearing Deposits                            $ 2,620,394      $ 2,112,587      $   490,886     $        --      $ 5,223,867
Borrowings                                             2,320,635           55,000            8,031              --        2,383,666
Long-Term Debt                                                --            9,000          248,300              --          257,300
Noninterest Bearing Deposits                             408,420          740,131           82,927              --        1,231,478
Other Liabilities                                             --               --               --          70,809           70,809
Stockholders' Equity                                          --               --               --         519,166          519,166
                                                     ------------------------------------------------------------------------------
Total Source Of Funds                                $ 5,349,449      $ 2,916,718      $   830,144     $   589,975      $ 9,686,286
Percent of Total Source of Funds                            73.0%             5.0%             3.2%           18.8%           100.0%
===================================================================================================================================
Interest Rate Sensitivity Gap                        $(2,836,977)     $   387,695      $ 2,399,078     $   (50,204)     $        --
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative Interest Rate Sensitivity Gap             $(2,836,977)     $(2,449,282)     $   (50,204)    $        --      $        --
-----------------------------------------------------------------------------------------------------------------------------------


Due in part to the shortcomings of GAP analysis, the Asset/Liability Committee of Hudson United Bancorp believes that financial simulation modeling more accurately estimates the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the likely probability of interest rate changes and behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair values of the net present value of assets, liabilities, and off-balance sheet items.

Financial modeling is performed under several scenarios including a regulatory rate shock scenario which measures changes in net interest income over the next twelve months and market value of portfolio equity given instantaneous and sustained changes in interest rates.

The following table depicts the Company's sensitivity to interest rate changes and the effects on Market Value of Portfolio Equity as of December 31, 1999 under several scenarios including the regulatory rate shock scenario (in thousands).

RATE SHOCK MODEL


Basis point rate change                Net Interest Income          Effect on Market Value of Portfolio Equity
--------------------------------------------------------------------------------------------------------------
+200 bp                                                  -2%                                  -18%
+100 bp                                                  -1%                                  - 9%
-100 bp                                                  +2%                                  + 8%
-200 bp                                                  -2%                                  + 7%


               Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishing standards for the accounting and reporting of derivatives. The statement is effective for fiscal years beginning after June 15, 2000; earlier application is permitted. The Company has elected not to adopt this statement prior to its effective date. The Company does not expect that adoption of the statement will have a material effect on its financial position or results of operations.

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM II

                              INVESTMENT PORTFOLIO

                   Book Value at End of Each Reporting Period

                                                       DECEMBER 31,
                                          --------------------------------------
                                             1999          1998          1997
                                          ----------    ----------    ----------
                                                     (in thousands)
U.S. Treasury and other U.S.
    Government Agencies and
    Corporations                          $3,087,607    $3,056,717    $2,494,101
State and Political Subdivisions              27,620       106,255       106,005
Other Debt Securities                         45,348        20,784        57,828
Common Stock                                 205,951       112,200        63,422
                                          ----------    ----------    ----------
               TOTAL                      $3,366,526    $3,295,956    $2,721,356
                                          ==========    ==========    ==========


Maturities and Weighted Average Yield at End of Latest Reporting Period (in thousands)



                                                                                     Maturing
-----------------------------------------------------------------------------------------------------------------------------
                                                                           After One But     After Five But
                                                      Within One Year    Within Five Years  Within Ten Years  After Ten Years
                                                      ---------------    -----------------  ----------------  ---------------
                                                       Amount  Yield      Amount    Yield    Amount  Yield    Amount     Yield
                                                       ------  -----      ------    -----    ------  -----    ------     -----
U.S. Treasury and Other U.S. Government
    Agencies and Corporations                         $495,631  6.18%    $1,862,556  6.15%   $484,297  6.23%   $245,123   6.08%
States and Political Subdivisions                       14,195  6.15%         6,865  6.86%      4,303  7.69%      2,257   7.51%
Other Debt Securities                                    3,451  6.08%         6,419  5.79%     18,048  6.91%     17,430   8.68%
Equity Securities                                         --     --           --      --        --      --      205,951   6.44%
                                                      --------           ----------          --------          --------
                                     TOTAL            $513,277  6.18%    $1,875,840  6.15%   $506,648  6.26%   $470,761   6.34%
                                                      ========           ==========          ========          ========


Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35 percent.

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO

          Types of Loans At End of Each Reporting Period (in thousands)


                                                                                     December 31,
                                                  ----------------------------------------------------------------------------------
                                                     1999              1998              1997              1996              1995
                                                  ----------        ----------        ----------        ----------        ----------
Commercial, Financial,
  and Agricultural                                $1,550,070        $1,070,844        $  918,106        $  923,380        $  935,550

Real Estate -
  Construction                                       216,178           166,841           185,435           163,387           132,610

Real Estate -
  Mortgage                                         3,031,436         2,962,281         3,203,870         3,225,591         2,908,022

Installment                                          881,897           685,677           604,350           504,853           408,743
                                                  ----------        ----------        ----------        ----------        ----------
     TOTAL                                        $5,679,581        $4,885,643        $4,911,761        $4,817,211        $4,384,925
                                                  ==========        ==========        ==========        ==========        ==========

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1999. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

     Maturities and Sensitivity to Changes in Interest Rates (in thousands)


                                                MATURING
                              ---------------------------------------------
                                         After One       After
                              Within     But Within      Five
                             One Year    Five Years      Years      Total
                             --------    ----------      -----      -----

Commercial, Financial,
    and Agricultural         $358,896     $710,707     $480,467  $1,550,070

Real Estate Construction      163,662       48,711        3,805     216,178

Real Estate - Mortgage        353,004      316,023      355,817   1,024,844
                             ----------------------------------------------

           TOTAL             $875,562   $1,075,441     $840,089  $2,791,092
                             ==============================================

                                               After One
                                              But Within         After
Sensitivity                                   Five Years       Five Years
-----------                                  ----------------------------

Fixed Rate                                    $ 472,053          $426,475

Variable Rate                                   653,388           413,614
                                             ----------------------------

TOTAL                                        $1,075,441          $840,089
                                             ============================

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO

                   Nonaccrual, Past Due and Restructured Loans

 (In thousands)                                  December 31,
                               -----------------------------------------------
                                 1999      1998      1997      1996      1995
                               -------   -------   -------   -------   -------
Loans accounted for on
  a nonaccrual basis           $46,352   $46,178   $64,766   $72,883   $63,005

Loans contractually past
  due 90 days or more as
  to interest or principal
  payments                      23,239    21,261    24,349    22,628    18,595

Loans whose terms have been
  renegotiated to provide a
  reduction or deferral of
  interest or principal
  because of a deterioration
  in the financial position
  of the borrower                2,751     5,632    19,054    13,261     3,134

At the end of the reporting period, all loans were disclosed in the above table if known information about possible credit problems of borrowers caused management of the Company to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

At December 31, 1999 and 1998, there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. of Guide 3.

Recognition of interest on the accrual method is discontinued based on contractual delinquency and when timely payment is not expected. A nonaccrual loan is not returned to an accrual status until interest is received up to date on a current basis and other factors indicate collection ability is no longer doubtful.

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE

The following is a summary of the activity in the allowance for possible loan losses, broken down by loan category (in thousands):


                                                                             Year Ended December 31
                                                  ---------------------------------------------------------------------------
                                                      1999            1998            1997            1996            1995
                                                  -----------     -----------     -----------     -----------     -----------
Amount of Loans Outstanding at End of Year        $ 5,679,581     $ 4,885,643     $ 4,911,761     $ 4,817,211     $ 4,384,925
                                                  ===========     ===========     ===========     ===========     ===========

Daily Average Amount of Loans                     $ 5,136,467     $ 4,923,410     $ 4,824,845     $ 4,547,221     $ 4,152,111
                                                  ===========     ===========     ===========     ===========     ===========
Balance of Allowance for Possible

  Loan Losses at Beginning of Year                $    76,043     $    85,230     $    81,979     $    79,968     $    75,204
Loans Charged Off:
  Commercial, Financial and Agricultural              (10,388)        (10,034)         (7,489)        (10,493)        (19,090)
  Real Estate - Construction                               --            (213)             --            (473)            (75)
  Real Estate - Mortgage                              (13,657)        (10,994)        (10,861)        (13,980)        (14,901)
  Installment                                         (24,012)        (22,083)        (15,364)         (4,647)         (2,996)
  Write down of assets held for sale                       --          (9,521)             --              --              --
  Other Loans                                              --              --            (384)         (9,452)            (73)
                                                  -----------     -----------     -----------     -----------     -----------
Total Loans Charged Off                               (48,057)        (52,845)        (34,098)        (39,045)        (37,135)
                                                  -----------     -----------     -----------     -----------     -----------
Recoveries of Loans Previously Charged Off:
  Commercial, Financial and Agricultural                1,962           1,629           3,113           1,874           1,765
  Real Estate-Construction                                 --              --              --              --              40
  Real Estate-Mortgage                                  1,902             988           2,684           2,429           2,643
  Installment                                           6,065           3,437           3,512           1,534             990
  Other Loans                                              --              47             798           1,501              22
                                                  -----------     -----------     -----------     -----------     -----------
Total Recoveries                                        9,929           6,101          10,107           7,338           5,460
                                                  -----------     -----------     -----------     -----------     -----------
Net Loans Charged Off                                 (38,128)        (46,744)        (23,991)        (31,707)        (31,675)
                                                  -----------     -----------     -----------     -----------     -----------
Provision Charged to Expense                           52,200          35,607          24,442          29,060          30,229
Additions Acquired Through Acquisitions                 8,634           1,950           2,800           4,658           6,121
Other                                                      --              --              --              --              89
                                                  -----------     -----------     -----------     -----------     -----------
Balance at end of year                            $    98,749     $    76,043     $    85,230     $    81,979     $    79,968
                                                  ===========     ===========     ===========     ===========     ===========

Ratios
   Net Loans Charged Off to
    Average Loans Outstanding                            0.74%           0.95%           0.50%           0.70%           0.76%
 Allowance for Possible Loan
    Losses to Average Loans
    Outstanding                                          1.92%           1.54%           1.77%           1.80%           1.93%


Management formally reviews the loan portfolio and evaluates credit risk on at least a quarterly basis throughout the year. Such review takes into consideration the financial condition of the borrowers, fair market value of collateral, level of delinquencies, historical loss experience by loan category, industry trends, and the impact of local and national economic conditions.

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE

          ALLOWANCE FOR POSSIBLE LOAN LOSSES ALLOCATION (in thousands)


                     December 31, 1999     December 31, 1998     December 31, 1997     December 31, 1996     December 31, 1995
                  ---------------------------------------------------------------------------------------------------------------

                            % of Loans            % of Loans            % of Loans            % of Loans            % of Loans
                              In Each               In Each               In Each               In Each               In Each
                            Category to           Category to           Category to           Category to           Category to
                    Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans
                  ---------------------------------------------------------------------------------------------------------------

Balance at end of period applicable to domestic loans:

Commercial
Financial and
Agricultural       $38,592     27.9%     $16,789     21.9%      $19,751     18.7%     $20,328    19.2%      $22,359      21.3%

Real Estate -
Construction         5,382      3.9        1,704      3.4           482      3.8          685     3.3           338       3.0

Real Estate -
Mortgage            25,484     46.5       23,868     60.6        30,273     65.2       30,541    67.0        26,223      66.3

Installment         24,895     21.7       20,650     14.1        11,650     12.3       12,876    10.5         4,780       9.4

Unallocated          4,396                13,032                 23,074                17,549                26,268
                   -------    -----      -------    -----       -------    -----      -------   -----       -------     -----
TOTAL              $98,749    100.0%     $76,043    100.0%      $85,230    100.0%     $81,979   100.0%      $79,968     100.0%
                   =======    =====      =======    =====       =======    =====      =======   =====       =======     =====


The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the date indicated.

                     Hudson United Bancorp and Subsidiaries

                             S.E.C. GUIDE 3 - ITEM V

                                    DEPOSITS

The following table sets forth average deposits and average rates for each of the years indicated.

                                                                           Year Ended December 31,
                                                        1999                          1998                          1997
                                               ----------------------          --------------------         ------------------------
                                               Amount            Rate          Amount          Rate         Amount             Rate
                                               ------            ----          ------          ----         ------             ----
                                                                           (In thousands)
Domestic Bank Offices:

Noninterest bearing demand deposits       $   1,170,135                    $1,079,508                   $   949,534

Interest-bearing
demand deposits                               1,199,059           2.01%     1,365,426           2.35%     1,267,143           2.93%

Savings deposits                              1,405,688           2.00%     1,328,052           2.34%     1,403,988           2.41%

Time deposits                                 2,821,338           4.91%     3,106,134           5.32%     3,049,175           5.33%
                                             ----------                    ----------                   -----------
               TOTAL                         $6,596,220                    $6,879,120                   $ 6,669,840
                                             ==========                    ==========                   ===========

Maturities of certificates of deposit and other time deposits of $100,000 or more issued by domestic offices, outstanding at December 31, 1999 are summarized as follows:

                            Time Certificates        Other Time
                                of Deposit            Deposits           Total
                                ----------            --------           -----
                                                    (In thousands)
3 months or less                 $292,412              $  --            $292,412
Over 3 through 6 months           127,564                 --             127,564
Over 6 through 12 months           63,783                 --              63,783
12 months                          61,304                 --              61,304
                                 --------              -----            --------
TOTAL                            $545,063              $  --            $545,063
                                 ========              ===              ========

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM VI

                           RETURN ON EQUITY AND ASSETS



                                                  Year Ended December 31,
                                             -------------------------------
                                              1999        1998         1997
                                             -------------------------------

Return on Average Assets                      0.75%       0.31%        1.01%

Return on Average Equity                     11.95%       4.14%       12.54%

Common Dividend Payout Ratio                 73.00%     173.47%       47.97%

Average Stockholders' Equity to
 Average Assets Ratio                         6.27%       7.42%        8.06%

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM VII

                                   BORROWINGS

The following table shows the distribution of the Company's borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amounts of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.


                                                                   Federal Funds
                                                                   Purchased and
                                                                   Securities Sold
                                                                   Under Agreement     Other
                                                                   to Repurchase       Borrowings
                                                                   ------------------------------
                                                                           (In Thousands)
At Year end December 31:
             1999                                                  $985,170         $1,398,496
             1998                                                   422,158            548,252
             1997                                                   437,813            463,014

Weighted average interest rate at year end:

             1999                                                      5.24%              5.76%
             1998                                                      4.83               5.09
             1997                                                      5.44               5.80

Maximum amount outstanding at any month's end:

             1999                                                  $994,143         $1,500,677
             1998                                                   470,382            696,048
             1997                                                   470,723            482,956

Average amount outstanding during the year:

             1999                                                  $950,039           $725,604
             1998                                                   414,793            444,579
             1997                                                   268,417            403,585

                                                        Federal Funds
                                                        Purchased and
                                                        Securities Sold
                                                        Under Agreement     Other
                                                        to Repurchase     Borrowings
                                                        ---------------------------
                                                              (In Thousands)
Weighted average interest rate during the year:
             1999                                          5.08%            5.47%
             1998                                          5.21             5.92
             1997                                          5.04             6.03

                             Hudson United Bancorp and Subsidiaries
                             Consolidated Balance Sheets

DECEMBER 31, (IN THOUSANDS, EXCEPT SHARE DATA)                                                              1999              1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                                  $   277,558    $   293,882
Federal funds sold                                                                                                --         85,397
                                                                                                         -----------    -----------
                                                                       TOTAL CASH AND CASH EQUIVALENTS       277,558        379,279
Investment securities available for sale, at market value                                                  2,804,302      2,660,308
Investment securities held to maturity, at cost
    (market value of $541,240 and $639,263 at 1999 and 1998, respectively)                                   562,224        635,648
Mortgage  loans and assets held for sale                                                                       9,073         28,747
Loans:
    Residential mortgages                                                                                  1,639,578      1,739,054
    Commercial real estate mortgages                                                                       1,024,844        978,040
    Commercial and industrial                                                                              1,766,248      1,237,685
    Consumer credit                                                                                        1,029,975        808,933
    Credit card                                                                                              209,863        107,331
                                                                                                         -----------    -----------
                                                                                           TOTAL LOANS     5,670,508      4,871,043
    Less: Allowance for possible loan losses                                                                 (98,749)       (76,043)
                                                                                                         -----------    -----------
                                                                                             NET LOANS     5,571,759      4,795,000

Premises and equipment, net                                                                                  129,720        114,604
Other real estate owned                                                                                        3,948          4,527
Intangibles, net of amortization                                                                             115,841         84,471
Other assets                                                                                                 211,861        195,191
                                                                                                         -----------    -----------
                                                                                          TOTAL ASSETS   $ 9,686,286    $ 8,897,775
                                                                                                         ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:

    Noninterest bearing                                                                                  $ 1,231,478    $ 1,214,521
    Interest bearing                                                                                       5,223,867      5,558,715
                                                                                                         -----------    -----------
                                                                                        TOTAL DEPOSITS     6,455,345      6,773,236
Borrowings                                                                                                 2,383,666        970,410
Other liabilities                                                                                             70,809        276,904
                                                                                                         -----------    -----------
                                                                                                           8,909,820      8,020,550

Subordinated debt                                                                                            132,000        132,000
Company-obligated mandatorily redeemable preferred capital securities of three subsidiary trusts holding solely junior
  subordinated debentures of the Company                                                                     125,300        125,300
                                                                                                         -----------    -----------

                                                                                     TOTAL LIABILITIES     9,167,120      8,277,850

Stockholders' Equity:
    Convertible Preferred stock-Series B, no par value;
        authorized 25,000,000 shares; 0 shares issued and outstanding in 1999;
        500 shares issued and outstanding in 1998
                                                                                                                  --             50
    Common stock, no par value; authorized 103,000,000
        shares; 52,189,803 shares issued and 51,896,258 shares
        outstanding in 1999 and 53,789,444 shares issued and 53,327,244 shares
        outstanding in 1998                                                                                   92,794         93,470
    Additional paid-in capital                                                                               326,673        360,621
    Retained earnings                                                                                        152,591        165,269
    Treasury stock, at cost, 293,545 shares in 1999 and 462,200 shares in 1998                                (8,438)        (9,819)
    Employee stock awards and unallocated shares held in ESOP, at cost                                        (3,549)        (2,368)
    Accumulated other comprehensive income (loss)                                                            (40,905)        12,702
                                                                                                          -----------    -----------
                                                                             TOTAL STOCKHOLDERS' EQUITY     519,166        619,925
                                                                                                          -----------    -----------
                                                            TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY   $ 9,686,286    $ 8,897,775
                                                                                                          ===========    ===========


See Notes to Consolidated Financial Statements.

                     Hudson United Bancorp and Subsidiaries
                        Consolidated Statements of Income


YEAR ENDED DECEMBER 31, (IN THOUSANDS, EXCEPT PER SHARE DATA)                                     1999           1998         1997
------------------------------------------------------------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans                                                                                           $ 428,523    $ 422,859    $ 420,428
                                                                                                ---------    ---------    ---------
Investment securities                                                                             209,941      189,791      184,638
Other                                                                                               6,112       12,673       10,569
                                                                                                ---------    ---------    ---------
                                                                TOTAL INTEREST AND FEE INCOME     644,576      625,323      615,635
                                                                                                ---------    ---------    ---------
INTEREST EXPENSE:

Deposits                                                                                          190,735      228,335      233,580
Borrowings                                                                                         88,902       47,907       37,864
Subordinated and other debt                                                                        21,873       20,231       17,647
                                                                                                ---------    ---------    ---------
                                                                       TOTAL INTEREST EXPENSE     301,510      296,473      289,091
                                                                                                ---------    ---------    ---------
                                                                          NET INTEREST INCOME     343,066      328,850      326,544
PROVISION FOR POSSIBLE LOAN LOSSES                                                                 52,200       35,607       24,442
                                                                                                ---------    ---------    ---------
                                                            NET INTEREST INCOME AFTER PROVISION
                                                                        FOR POSSIBLE LOAN LOSSES  290,866      293,243      302,102
                                                                                                ---------    ---------    ---------
NONINTEREST INCOME:

Trust department income                                                                             4,574        4,472        4,190
Service charges on deposit accounts                                                                27,576       27,314       28,031
Securities (losses) gains                                                                          (1,164)       4,474        9,445
Loss on assets held for sale                                                                           --      (23,303)          --
Credit card fee income                                                                             22,128       12,353        9,504
Other income                                                                                       35,584       26,713       19,256
                                                                                                ---------    ---------    ---------
                                                                     TOTAL NONINTEREST INCOME      88,698       52,023       70,426
                                                                                                ---------    ---------    ---------

NONINTEREST EXPENSE:

Salaries                                                                                           81,205       84,005       87,024
Pension and other employee benefits                                                                21,544       23,239       28,201
Occupancy expense                                                                                  24,927       24,784       23,292
Equipment expense                                                                                  14,681       11,317       11,620
Deposit and other insurance                                                                         3,521        3,118        3,520
Outside services                                                                                   48,805       34,819       33,365
Other real estate owned expense                                                                        90        3,337        5,590
Amortization of intangibles                                                                        14,870       12,105       10,446
Other                                                                                              29,613       35,721       36,410
Merger related and restructuring costs                                                             32,031       69,086          --
                                                                                                ---------    ---------    ---------
                                                                    TOTAL NONINTEREST EXPENSE     271,287      301,531      239,468
                                                                                                ---------    ---------    ---------
                                                                   INCOME BEFORE INCOME TAXES     108,277       43,735      133,060
PROVISION FOR INCOME TAXES                                                                         38,939       16,984       49,065
                                                                                                ---------    ---------    ---------
                                                                                   NET INCOME   $  69,338    $  26,751    $  83,995
                                                                                                =========    =========    =========

EARNINGS PER SHARE:

Basic                                                                                           $    1.33    $    0.50    $    1.55
Diluted                                                                                         $    1.30    $    0.49    $    1.48

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic                                                                                              52,241       53,380       53,488
Diluted                                                                                            53,242       55,153       56,508



See Notes to Consolidated Financial Statements.

                     Hudson United Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income

YEAR ENDED DECEMBER 31,  (IN THOUSANDS)                                                            1999         1998       1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     NET INCOME   $ 69,338    $ 26,751    $ 83,995
                                                                                                  ========    ========    ========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Unrealized securities losses (gains) arising during period                                        $(54,364)   $  8,508    $ 15,635
Less: reclassification for losses (gains) included in net income                                       757      (2,858)     (5,755)
                                                                                                  --------    --------    --------
Other comprehensive income (loss)                                                                  (53,607)      5,650       9,880
                                                                                                  --------    --------    --------
                                                                           COMPREHENSIVE INCOME   $ 15,731    $ 32,401    $ 93,875
                                                                                                  ========    ========    ========


See Notes to Consolidated Financial Statements.

Hudson United Bancorp and Subsidiaries - Consolidated Statements of Changes in Stockholders' Equity FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                                           CONVERTIBLE
                                                          PREFERRED STOCK              COMMON STOCK              ADDITIONAL
                                                        ------------------         ----------------------         PAID-IN
(IN THOUSANDS, EXCEPT SHARE DATA)                       SHARES       AMOUNT        SHARES          AMOUNT         CAPITAL
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                           490,135    $     4,126     47,508,148    $    84,470    $   400,627
===============================================================================================================================
Net income                                                  --             --             --             --             --
Cash dividends common                                       --             --             --             --             --
Cash dividends preferred                                    --             --             --             --             --
3% Stock Dividend                                           --             --        321,046            570          9,859
Stock Dividend of acquired company                          --             --        231,905            412          5,931
Preferred Stock Dividend                                36,048             13             --             --            454
Preferred Stock Offering                                13,477              5             --             --            101
Shares issued for:
    Stock options exercised                                 --             --         68,852            122         (5,956)
    Warrants exercised                                      --             --             --             --            (48)
    Dividend reinvestment and stock reinvestment
    plan                                                    --             --         10,294             18            292
    Preferred stock conversion                        (524,792)        (4,014)       175,152            311        (36,645)
    Redemption of Preferred Stock                      (13,618)            (5)           979              2           (140)
    Acquire minority interest                               --             --        470,659            837          7,917
Cash in lieu of fractional shares                           --             --             --             --            (97)
Purchase of treasury stock                                  --             --             --             --             --
Effect of compensation plans                                --             --         18,589             34          1,372
Other comprehensive income                                  --             --             --             --             --
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             1,250    $       125     48,805,624    $    86,776    $   383,667
===============================================================================================================================
Net income                                                  --             --             --             --             --
IBSF Fiscal Year Adjustment                                 --             --             --             --             --
Cash dividends common                                       --             --             --             --             --
3% Stock Dividend                                           --             --         82,629            147            270
Stock dividend of acquired company                          --             --      4,057,468          7,214         (3,067)
Shares issued for:
    Stock options exercised                                 --             --        582,159          1,035         (6,282)
    Warrants exercised                                      --             --          7,158             13            (97)
    Dividend reinvestment and stock
    reinvestment plan                                       --             --          4,893              9            161
    Preferred stock conversion                            (750)           (75)        16,608             30           (130)
Cash in lieu of fractional shares                           --             --             --             --           (212)
Other transactions                                          --             --          3,750              7             (7)
Purchase of treasury stock                                  --             --             --             --             --
Issue & retirement of treasury stock                        --             --       (989,058)        (1,759)       (18,930)
Effect of compensation plans                                --             --           (783)            (2)         5,248
Other comprehensive income                                  --             --             --             --             --
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                               500    $        50     52,570,448    $    93,470    $   360,621
===============================================================================================================================
Net income                                                  --             --             --             --             --
Cash dividends common                                       --             --             --             --             --
3% Stock Dividend                                           --             --        159,131            283          2,890
Shares issued for:
    Stock options exercised                                 --             --        590,164          1,050         (7,868)
    Warrants exercised                                      --             --             --             --           (182)
    Dividend reinvestment and stock reinvestment
    plan                                                    --             --         11,742             21            276
    Preferred stock conversion                            (500)           (50)            --             --           (478)
Cash in lieu of fractional shares                           --             --             --             --            (22)
Other transactions                                          --             --         (2,106)            (4)             4
Purchase of  treasury stock                                 --             --             --             --             --
LFB acquisition                                             --             --             --             --             --
Issue & retirement of treasury stock                        --             --     (1,139,576)        (2,026)       (32,853)
Effect of compensation plans                                --             --             --             --          4,285
Other comprehensive income                                  --             --             --             --             --
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                --    $        --     52,189,803    $    92,794    $   326,673
===============================================================================================================================

                                                                                   EMPLOYEE STOCK
                                                                                     AWARDS AND
                                                                                    UNALLOCATED     ACCUMULATED
                                                                                     SHARES HELD       OTHER
                                                       RETAINED        TREASURY       IN ESOP AT   COMPREHENSIVE
(IN THOUSANDS, EXCEPT SHARE DATA)                      EARNINGS         STOCK           COST        INCOME(LOSS)    TOTAL
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                         $   223,411    $   (25,091)   $   (11,980)   $    (2,828)   $   672,735
============================================================================================================================
Net income                                                83,995             --             --             --         83,995
Cash dividends common                                    (32,199)            --             --             --        (32,199)
Cash dividends preferred                                    (650)            --             --             --           (650)
3% Stock Dividend                                        (45,066)        34,723             --             --             86
Stock Dividend of acquired company                        (6,343)            --             --             --             --
Preferred Stock Dividend                                    (467)            --             --             --             --
Preferred Stock Offering                                      --             --             --             --            106
Shares issued for:
    Stock options exercised                                   --         10,380             --             --          4,546
    Warrants exercised                                        --             65             --             --             17
    Dividend reinvestment and stock reinvestment
    plan                                                      --             --             --             --            310
    Preferred stock conversion                                --         40,348             --             --             --
    Redemption of Preferred Stock                             --             --             --             --           (143)
    Acquire minority interest                                 --             --             --             --          8,754
Cash in lieu of fractional shares                             --             --             --             --            (97)
Purchase of treasury stock                                    --        (83,614)            --             --        (83,614)
Effect of compensation plans                                   6            300          2,371             --          4,083
Other comprehensive income                                    --             --             --          9,880          9,880
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                         $   222,687    $   (22,889)   $    (9,609)   $     7,052    $   667,809
============================================================================================================================
Net income                                                26,751             --             --             --         26,751
IBSF Fiscal Year Adjustment                                1,539             --             --             --          1,539
Cash dividends common                                    (39,706)            --             --             --        (39,706)
3% Stock Dividend                                        (41,851)        41,434             --             --             --
Stock dividend of acquired company                        (4,147)            --             --             --             --
Shares issued for:
    Stock options exercised                                   --         18,548             --             --         13,301
    Warrants exercised                                        --            173             --             --             89
    Dividend reinvestment and stock
    reinvestment plan                                         --             --             --             --            170
    Preferred stock conversion                                --            175             --             --             --
Cash in lieu of fractional shares                             (4)            --             --             --           (216)
Other transactions                                            --             --             --             --             --
Purchase of treasury stock                                    --        (70,138)            --             --        (70,138)
Issue & retirement of treasury stock                          --         20,689             --             --             --
Effect of compensation plans                                  --          2,189          7,241             --         14,676
Other comprehensive income                                    --             --             --          5,650          5,650
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                         $   165,269    $    (9,819)   $    (2,368)   $    12,702    $   619,925
============================================================================================================================
Net income                                                69,338             --             --             --         69,338
Cash dividends common                                    (45,257)            --             --             --        (45,257)
3% Stock Dividend                                        (36,759)        33,586             --             --             --
Shares issued for:
    Stock options exercised                                   --         24,986             --             --         18,168
    Warrants exercised                                        --            236             --             --             54
    Dividend reinvestment and stock reinvestment
    plan                                                      --             --             --             --            297
    Preferred stock conversion                                --            528             --             --             --
Cash in lieu of fractional shares                             --             --             --             --            (22)
Other transactions                                            --             --             --             --             --
Purchase of  treasury stock                                   --       (121,367)            --             --       (121,367)
LFB acquisition                                               --         26,563             --             --         26,563
Issue & retirement of treasury stock                          --         34,879             --             --             --
Effect of compensation plans                                  --          1,970         (1,181)            --          5,074
Other comprehensive loss                                      --             --             --        (53,607)       (53,607)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                         $   152,591    $    (8,438)   $    (3,549)   $   (40,905)   $   519,166
============================================================================================================================


See Notes to Consolidated Financial Statements.

                     Hudson United Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows

FOR THE YEARS ENDED DECEMBER 31, 1999,1998 AND 1997 (IN THOUSANDS)                          1999              1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $    69,338    $    26,751    $    83,995
Adjustments to reconcile net income to net cash provided by  operating activities:
        Provision for possible loan losses                                                     52,200         35,607         24,442
        Provision for depreciation and amortization                                            28,131         23,887         22,341
        Amortization of security premiums, net                                                  1,776          2,344          2,799
        Securities (gains) losses                                                               1,164         (4,474)        (9,445)
        Loss (gain) on sale of premises and equipment                                            (892)         1,964            113
        Gain on sale of loans                                                                  (5,065)        (3,029)        (1,289)
        Loss on assets held for sale                                                               --         23,303             --
        Market adjustment on ESOP                                                                  --            728            894
        MRP earned                                                                                 --          2,809          1,210
        IBSF Fiscal Year Adjustment                                                                --          1,539             --
        Mortgage Loans Originated For Sale                                                   (148,616)      (203,172)      (118,022)
        Mortgage Loan Sales                                                                   154,143        192,899        113,945
        Deferred income tax provision                                                             554          1,750          9,675
        Net (increase) decrease in assets held for sale                                        14,147        (14,147)           456
        (Increase) decrease in other assets                                                    15,521        (14,036)        (7,647)
        Increase (decrease) in other liabilities                                              (21,201)       179,872         11,913
                                                                                          -----------    -----------    -----------
                                              NET CASH PROVIDED BY OPERATING ACTIVITIES       161,200        254,595        135,380
                                                                                          -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of investment securities available for sale                               332,512        479,997        464,288
Proceeds from repayments and maturities of investment securities:
    Available for sale                                                                        834,451        996,197        456,502
    Held to maturity                                                                          155,126        532,366        257,875
Purchases of investment securities:
    Available for sale                                                                     (1,428,159)    (1,861,926)      (920,556)
    Held to maturity                                                                          (82,085)      (684,718)      (235,873)
Net cash (used) acquired through acquisitions                                                (262,763)       231,417             --
Increase in loans other than purchases and sales                                             (158,391)      (108,014)      (212,042)
Loans purchased                                                                              (114,273)            --        (29,704)
Loans sold                                                                                    100,449        129,842        127,204
Proceeds from sales of premises and equipment                                                   7,939            124            702
Purchases of premises and equipment                                                           (31,483)       (14,646)       (16,830)
Decrease in other real estate owned                                                               876         11,047         11,910
                                                                                          -----------    -----------    -----------
                                                  NET CASH USED IN INVESTING ACTIVITIES      (645,801)      (288,314)       (96,524)
                                                                                          -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in demand deposits                                                                 9,580        113,215         52,832
Net (decrease) increase in NOW and savings accounts                                          (239,340)      (196,879)        10,860
Net (decrease) increase in certificates of deposit                                           (595,770)      (262,524)        21,084
Net increase in borrowings                                                                  1,354,442         69,240        226,269
Reduction of ESOP loan                                                                          2,073            853            696
Net proceeds from issuance of debt                                                                 --         45,987         74,513
Net proceeds from the issuance of stock                                                        18,519         13,560         14,114
Termination of ESOP Plan                                                                           --         10,220             --
Cash dividends paid                                                                           (45,257)       (39,706)       (32,849)
Purchase of stock for pension plan                                                                 --           (341)            --
Acquisition of treasury stock                                                                (121,367)       (70,138)       (83,614)
                                                                                          -----------    -----------    -----------
                                   NET CASH  PROVIDED BY (USED IN) FINANCING ACTIVITIES       382,880       (316,513)       283,905
                                                                                          -----------    -----------    -----------

                                       (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (101,721)      (350,232)       322,761

                                         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       379,279        729,511        406,750
                                                                                          -----------    -----------    -----------
                                               CASH AND CASH EQUIVALENTS AT END OF YEAR   $   277,558    $   379,279    $   729,511
                                                                                          ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
    Interest                                                                              $   297,116    $   292,807    $   287,881
    Income taxes                                                                               47,861         27,684         35,874
Liabilities assumed in purchase business combinations and branch acquisitions                 572,981        342,720             --
                                                                                          ===========    ===========    ===========


See Notes to  Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              DECEMBER 31, 1999 (IN THOUSANDS, EXCEPT SHARE DATA)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hudson United Bancorp (the Company) provides a full range of banking services to individual and corporate customers through its banking subsidiary, Hudson United Bank (Hudson United), with branch locations in New Jersey, Connecticut, New York and Pennsylvania. The Company is subject to the regulations of certain Federal and State banking agencies and undergoes periodic examinations by those agencies.

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of Hudson United Bancorp and its subsidiaries, all of which are wholly owned. The financial statements of institutions acquired which have been accounted for by the pooling-of-interests method are included herein for all periods presented.

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

Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available for sale and are carried at fair value. Differences between available for sale securities' amortized cost and fair value are charged/credited directly to stockholders' equity, net of income taxes. The cost of securities sold is determined on a specific identification basis. The Company had no securities held for trading purposes at December 31, 1999 and 1998.

Security purchases and sales are recorded on the trade date.

MORTGAGE LOANS AND ASSETS HELD FOR SALE

Mortgages held for sale are recorded at cost, which approximates market. These mortgages are typically sold within three months of origination without recourse. Assets held for sale are carried at lower of cost or market.

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

In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118," Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. These accounting standards require that the measurement of impairment of a loan be based on one of the following: the present value of expected future cash flows, net of estimated costs to sell, discounted at the loan's effective interest rate; a loan's observable market price; or the fair value of collateral, if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company will be required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for possible loan losses. The valuation allowance, if any, is maintained as part of the allowance for possible loan losses. The Company's process of identifying impaired loans is conducted as part of its review for the adequacy of the allowance for possible loan losses.

While management uses available information to recognize potential losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the Company's market areas. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the allowance for possible loan losses of subsidiary banks. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examinations.

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

INTANGIBLES

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and core deposit intangibles. Goodwill is being amortized on a straight-line basis over periods ranging from five to ten years. Core deposit intangibles are being amortized, on a straight-line basis, over the estimated average remaining lives of such intangible assets (primarily five years).

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

As discussed further in Note (2), the Company acquired all of the outstanding shares of Poughkeepsie Financial Corp. (PFC) on April 24, 1998, and all of the outstanding shares of Dime Financial (DFC) on August 21, 1998. PFC and DFC established valuation allowances due to uncertainties surrounding their ability to realize their deferred tax assets. Considering the combined operating results of the Company, it is unlikely that the Company would have established these valuation allowances with respect to its deferred tax assets had the companies previously been combined. Accordingly, the accompanying financial statements (including quarterly financial information in Note 21) have been restated to reflect what the changes to the valuation allowance would have been had the companies always been combined.

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

RECENT ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. The Company has elected to display Consolidated Statements of Income and Consolidated Statements of Comprehensive Income separately for the disclosed periods.

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company's banking subsidiary, Hudson United Bank, meets the criteria of SFAS No. 131 to be considered in the aggregate as a reportable segment. Hudson United Bancorp, the bank's holding company, is not a reportable segment because it does not exceed any of the quantitative thresholds.

Effective for the fiscal year ended December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets.

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishing standards for the accounting and reporting of derivatives. The statement is effective for fiscal years beginning after June 15, 2000; earlier application is permitted. The Company has elected not to adopt this statement prior to its effective date. The Company does not expect that adoption of the statement will have a material effect on its financial position or results of operations.

CASH EQUIVALENTS

Cash equivalents include amounts due from banks and Federal funds sold.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1997 amounts in order to conform to 1999's presentation.

(2) BUSINESS COMBINATIONS

The following business combinations have been accounted for using the poolings-of-interests method of accounting.

On January 8, 1998, the Company acquired all the outstanding shares of The Bank of Southington (BOS) based in Southington, Connecticut. Each share of BOS common stock outstanding was converted into .637 shares of the Company's common stock for a total of 755,133 shares. At the time of the acquisition, BOS had approximately $135 million in assets.

On April 24, 1998, the Company acquired all the outstanding shares of Poughkeepsie Financial Corp. (PFC) based in Poughkeepsie, New York. Each share of PFC's common stock outstanding was converted into .309 shares of the Company's common stock for a total of 3,586,360 shares. At the time of the acquisition, PFC had approximately $830 million in assets.

On May 29, 1998, the Company acquired all the outstanding shares of MSB Bancorp
(MSB) based in Goshen, New York. Each share of MSB's common stock outstanding was converted into 1.052 shares of the Company's common stock for a total of 2,933,710 shares. At the time of the acquisition MSB, had approximately $745 million in assets.

On August 14, 1998, the Company acquired all the outstanding shares of IBS Financial (IBS) based in Cherry Hill, New Jersey. Each share of IBS common stock outstanding was converted into .550 shares of the Company's common stock for a total of 5,946,880 shares. At the time of the acquisition, IBS had approximately $743 million in assets.

On August 14, 1998, the Company acquired all the outstanding shares of Community Financial Holding Corporation (CFHC) based in Westmont, New Jersey. Each share of CFHC common stock was converted into .716 shares of the Company's common stock for a total of 766,144 shares. At the time of the acquisition, CFHC had approximately $150 million in assets.

On August 21, 1998, the Company acquired all the outstanding shares of Dime Financial Corporation (DFC) based in Wallingford, Connecticut. Each share of DFC common stock was converted into 1.0815 shares of the Company's common stock for a total of 5,221,614 shares. At the time of the acquisition, DFC had approximately $961 million in assets.

On November 30, 1999, the Company acquired all the outstanding shares of JeffBanks, Inc. (Jeff) based in Philadelphia, Pennsylvania. Each share of Jeff common stock was converted into .9785 shares of the Company's common stock for a total of 10,863,069 shares. At the time of the acquisition, Jeff had approximately $1.8 billion in assets.

On December 1, 1999, the Company acquired all the outstanding shares of Southern Jersey Bancorp (SJB) based in Bridgeton, New Jersey. Each share of SJB common stock was converted into 1.2978 shares of the Company's common stock for a total of 1,467,405 shares. At the time of the acquisition, SJB had approximately $425 million in assets.

Under the pooling-of-interests method, the accompanying consolidated financial statements include the accounts of these acquired institutions for all periods presented.

Separate results of the combining pooled entities for the period prior to their acquisition are as follows-

                                                         1998            1997
                                                       -------------------------
Net interest income-
The Company, as previously reported (1)                $ 254,194       $ 139,110
           BOS                                                --           6,733
           PFC                                                --          27,448
           MSB                                                --          24,484
           CFHC                                               --           6,316
           IBS                                                --          22,623
           DFC                                                --          28,221
           JEFF                                           59,773          54,968
           SJB                                            14,883          16,641
                                                       -------------------------
 Net income                                            $ 328,850       $ 326,544
                                                       =========================


The Company, as previously reported (1)                $  23,151       $  48,180
           BOS                                                --             327
           PFC(2)                                             --           2,429
           MSB                                                --           2,281
           CFHC                                               --             630
           IBS                                                --           5,806
           DFC(2)                                             --          10,174
           JEFF                                           11,432          13,331
           SJB                                            (7,832)            837
                                                       -------------------------
                                                       $  26,751       $  83,995
                                                       =========================

(1) Represents amounts previously reported by the Company as restated for the elimination of preferred stock dividends paid by MSB to the Company of $1.13 million in 1997.

(2) Represents amounts previously reported by PFC and DFC as restated for certain changes in the timing of deferred tax asset valuation allowance changes (see Note 1 Federal Income Taxes).

Results of operations have been included for periods subsequent to the acquisition date for business combinations that have been accounted for using the purchase method.

On February 5, 1998, the Company acquired Security National Bank & Trust Company of New Jersey (SNB) for a cash purchase price of $9.8 million which was $5.5 million in excess of the fair value of the net assets acquired. Security was a $86 million asset bank and trust company with 4 branch locations, headquartered in Newark, New Jersey. In the merger, shareholders of SNB received $34.00 in cash for each share of SNB common stock.

On June 26, 1998, the Company acquired 21 branches of First Union National Bank located in New Jersey and Connecticut. The 8 Connecticut branches representing $99.6 million in deposits were merged into Lafayette. The 13 New Jersey branches representing $143.3 million in deposits were merged into Hudson.

On July 24, 1998, the Company acquired two additional branches of First Union National Bank located in Hyde Park and Woodstock, New York. The branches representing $25.2 million in deposits were merged into Bank of the Hudson.

On March 26, 1999, the Company completed its purchase of $151 million in deposits and a retail branch office in Hartford, Connecticut from First International Bank.

On May 20, 1999, the Company acquired Little Falls Bancorp, Inc. (LFB) in a combination stock and cash purchase price of $55.0 million, which was $21.8 million in excess of the fair value of net assets acquired. LFB had approximately $341 million in assets at the time of acquisition.

On October 22, 1999, the Company acquired the assets of Lyon Credit Corporation, a $350 million asset finance company and subsidiary of Credit Lyonnis
Americas.

On December 1, 1999 the Company completed its purchase of loans (approximately $148 million) and other financial assets, as well as assumed the deposit liabilities (approximately $112 million) of Advest Bank and Trust.

Pro forma results of operations have not been disclosed herein because the SNB, First Union branches, Hartford branch, LFB, Lyon Credit Corporation, and Advest combinations were not deemed to be significant.

Merger related and restructuring costs were $32.0 million in 1999 and $69.1 million in 1998. The 1999 costs include payout and accruals for employment contracts, severance and other employee related costs ($12.6 million), branch closing, fixed asset disposition and other occupancy related costs ($3.9 million), technical support for system conversion and early termination of system related contracts ($5.6 million), legal and accounting professional services and approval costs ($1.8 million), financial advisor costs ($4.1 million), provision for other real estate owned ($2.0 million) and other merger related expenses ($2.0 million).

The tables that follow present the activity in 1999 related to the restructuring charge reserves established in 1999 and 1998. The Company believes that the remaining restructuring reserves as of December 31, 1999 are adequate and that no revisions of estimates are necessary at this time.


                          Restructuring     Cash     Noncash      Remaining
($ Millions)                 Charge       Activity   Activity  Reserve 12/31/99
                          -------------   --------   --------  ----------------
1999 Reserves
-----------------------
Severance and related costs   $12.6         0.4        0.0          $12.2
Costs of consolidating
  operations                   19.4         7.7        0.0           11.7
                              -----         ---        ---          -----
       Total                  $32.0         8.1        0.0          $23.9
                              =====         ===        ===          =====

1998 Reserves
-----------------------
Severance and related costs   $29.4         26.2       (3.1)        $ 0.1
Costs of consolidating
  operations                   39.7         34.5       (3.4)          1.8
                              -----         ----        ---         -----
       Total                  $69.1         60.7       (6.5)        $ 1.9
                              =====         ====        ===         =====

During the second and third quarters of 1999, the Company effected the successful merger and integration of its 1998 acquisitions and the consolidation of its three banking subsidiaries into a single bank charter, establishing a single brand name. At this time, the Company also decided to terminate its interest in a computer processing joint venture and to outsource its internal processing systems. The net effect of the costs of these initiatives (not reflected in previous merger related and restructuring charges) and the noncash activity as noted above, was immaterial.

(3) CASH AND DUE FROM BANKS

The Company's subsidiary bank is required to maintain an average reserve balance as established by the Federal Reserve Board. The amount of those reserve balances for the reserve computation period, which included December 31, 1999, was approximately $11.2 million.

(4) INVESTMENT SECURITIES

The amortized cost and estimated market value of Investment Securities as of December 31, are summarized as follows (in thousands):


                                                            1999
                                    ------------------------------------------------------
                                                         GROSS UNREALIZED       ESTIMATED
                                     AMORTIZED        ---------------------        MARKET
                                       COST           GAINS        (LOSSES)         VALUE
-------------------------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Government                     $    87,332   $       196    $      (303)   $    87,225
U.S. Government agencies                350,040            85         (7,595)       342,530
Mortgage-backed securities            2,167,606         1,431        (48,880)     2,120,157
States and political subdivisions         3,118            12            (10)         3,120
Other debt securities                    47,128             4         (1,813)        45,319
Equity securities                       213,826         1,932         (9,807)       205,951
                                    -------------------------------------------------------
                                    $ 2,869,050   $     3,660    $   (68,408)   $ 2,804,302
                                    =======================================================
HELD TO MATURITY

U. S. Government                    $    24,195   $        --    $      (253)   $    23,942
U. S. Government agencies                45,960           201           (636)        45,525
States and political subdivisions       467,540           220        (19,967)       447,793
Mortgage-backed securities               24,500            26           (575)        23,951
Other debt securities                        29            --             --             29
                                    -------------------------------------------------------
                                    $   562,224   $       447    $   (21,431)   $   541,240
                                    =======================================================


                                                            1998
                                    ------------------------------------------------------
                                                         GROSS UNREALIZED       ESTIMATED
                                     AMORTIZED        ---------------------        MARKET
                                       COST           GAINS        (LOSSES)         VALUE
-------------------------------------------------------------------------------------------
AVAILABLE FOR SALE
U. S. Government                    $   108,036   $     1,940    $        --    $   109,976
U. S. Government agencies               425,610         3,555            (59)       429,106
Mortgage-backed securities            1,888,149        14,984         (4,956)     1,898,177
States and political subdivisions        87,132         3,047           (114)        90,065
Other debt securities                    20,690           152            (58)        20,784
Equity securities                       110,403         2,471           (674)       112,200
                                    -------------------------------------------------------
                                    $ 2,640,020   $    26,149    $    (5,861)   $ 2,660,308
                                    =======================================================
HELD TO MATURITY

U. S. Government                    $    42,373   $       393    $        --    $    42,766
U. S. Government agencies                37,360         1,462             --         38,822
State and political subdivisions         16,190           204             (4)        16,390
Mortgage-backed securities              539,725         2,277           (717)       541,285
                                    -------------------------------------------------------
                                    $   635,648   $     4,336    $      (721)   $   639,263
                                    =======================================================


The amortized cost and estimated market value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                    AMORTIZED   ESTIMATED MARKET
(in thousands)                                         COST           VALUE
--------------------------------------------------------------------------------
AVAILABLE FOR SALE

Due in one year or less                            $  109,686      $  107,120
Due after one year through five years                 287,594         284,290
Due after five years through ten years                 40,640          38,967
Due after ten years                                    49,698          47,817
                                                   ----------------------------
                                                      487,618         478,194
Mortgage-backed securities                          2,167,606       2,120,157
Equity securities                                     213,826         205,951
                                                   ----------------------------
                                                   $2,869,050      $2,804,302
                                                   ============================
HELD TO MATURITY
Due in one year or less                            $   21,050      $   21,000
Due after one year through five years                  58,360          57,404
Due after five years through ten years                 13,608          13,586
Due after ten years                                     1,666           1,457
                                                   ----------------------------
                                                       94,684          93,447
Mortgage-backed securities                            467,540         447,793
                                                   ----------------------------
                                                   $  562,224      $  541,240
                                                   ============================



Sales of securities for the years ended December 31, are summarized as follows (in thousands):

                                     1999             1998                1997
--------------------------------------------------------------------------------
Proceeds from sales               $ 332,512        $ 479,997          $ 464,288
Gross gains from sales                4,156            5,342              9,939
Gross losses from sales              (5,320)            (868)              (494)


Securities with a book value of $1.6 billion and $496.2 million at December 31, 1999 and 1998, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

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

The allowance for possible loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in operations in the periods in which they become known. A summary of the activity in the allowance for possible loan losses is as follows (in thousands):

                                                  1999       1998         1997
-------------------------------------------------------------------------------
Balance at January 1                           $ 76,043    $ 85,230    $ 81,979
Additions (deductions):
     Provision charged to expense                52,200      35,607      24,442
    Allowance acquired through mergers or
        acquisitions                              8,634       1,950       2,800
    Recoveries on loans previously charged off    9,929       6,101      10,107
    Loans charged off (1)                       (48,057)    (52,845)    (34,098)
                                               --------------------------------
Balance at December 31                         $ 98,749    $ 76,043    $ 85,230
                                               ================================

1)   Includes $9,521 writedown on assets held for sale in 1998.

(6) NONPERFORMING ASSETS

The following table presents information related to loans which are on nonaccrual, contractually past due ninety days or more as to interest or principal payments and loans which have been restructured to provide a reduction or deferral of interest or principal for reasons related to the debtors' financial difficulties.

(in thousands)                                                    DECEMBER 31,
                                                           ---------------------
                                                              1999         1998
--------------------------------------------------------------------------------
Nonaccrual loans                                            $46,352      $46,178
Renegotiated loans                                            2,751        5,632
                                                            --------------------
    Total nonperforming loans                               $49,103      $51,810
                                                            ====================
90 days or more past due and still accruing                 $23,239      $21,261
                                                            ====================

                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                              1999      1998      1997
                                                             --------------------------
Gross interest income which would have been recorded
under original terms                                          $3,217   $8,012   $6,341
                                                              ========================
Gross interest income recorded during the year                $  407   $  685   $1,454
                                                              ========================

At December 31, 1999 and 1998 impaired loans, comprised principally of nonaccruing loans, totaled $2.7 million and $38.4 million, respectively. The allowance for possible loan losses related to such impaired loans was $0.4 million and $9.9 million at December 31, 1999 and 1998, respectively. The average balance of impaired loans for 1999 and 1998 was $20.6 million and $41.3 million, respectively.

(7) LOANS TO RELATED PARTIES

In the ordinary course of business, the subsidiary bank has extended credit to various directors, officers and their associates.

The aggregate loans outstanding to related parties are summarized below for the year ended December 31, 1999 (in thousands):

Balance at January 1                                                   $ 29,958
New loans issued                                                         17,515
Repayment of loans                                                         (859)
Loans to former directors                                               (20,586)
                                                                       --------
Balance at December 31                                                 $ 26,028
                                                                       ========

Charles F.X. Poggi who is the Chairman of the Compensation Committee, and is involved in setting executive compensation, is president of Poggi Press, a general printing company. During 1999 Poggi Press was paid $677 thousand for printing work for Hudson United Bancorp. Management believes the terms and conditions of the transactions with Poggi Press to be equivalent to terms available from an independent third party.

W. Peter McBride who is on the Compensation Committee, and is involved in setting executive compensation, is affiliated with McBride Corporate Real Estate. McBride Corporate Real Estate was retained to assist in the sale and/or leasing of various Hudson United Bancorp properties and in doing so earned commissions of approximately $584 thousand. Management believes the terms and conditions of the transactions with McBride Corporate Real Estate to be equivalent to terms available from an independent third party.

(8) PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31 (in thousands):

                                                       1999             1998
--------------------------------------------------------------------------------
Land                                                 $  19,634        $  20,175
Premises                                               108,767          106,698
Furniture, fixtures and equipment                      111,724           90,108
                                                      -------------------------
                                                       240,125          216,981
Less- Accumulated depreciation                        (110,405)        (102,377)
                                                      -------------------------
                                                     $ 129,720        $ 114,604
                                                      =========================

Depreciation and amortization expense for premises and equipment for 1999, 1998 and 1997 amounted to $12.5 million, $11.6 million and $11.8 million, respectively.

(9) INCOME TAXES

The components of the provision (benefit) for income taxes for the year ended December 31 are as follows (in thousands):

                                              1999         1998            1997
--------------------------------------------------------------------------------
Federal-
    Current                                $ 32,179     $ 15,614        $ 31,874
    Deferred                                    554        1,750           9,675
State                                         6,206         (380)          7,516
                                           -------------------------------------
    Total provision for income taxes       $ 38,939     $ 16,984        $ 49,065
                                           =====================================


A reconciliation of the provision for income taxes, as reported, with the Federal income tax at the statutory rate for the year ended December 31 is as follows (in thousands):


                                                          1999          1998           1997
-------------------------------------------------------------------------------------------
Tax at statutory rate                                    $37,897      $ 15,281     $ 46,390
        Increase  (decrease)  in taxes  resulting
        from-
    Tax-exempt income                                     (3,075)       (4,180)      (1,740)
    Non-deductible merger related expenses                 1,750         5,232           --
    State income taxes, net of Federal income
        tax benefit                                        4,033          (247)       4,969
    Other, net                                            (1,666)          898         (554)
                                                        -----------------------------------
    Provision for income taxes                           $38,939      $ 16,984     $ 49,065
                                                        ===================================


Significant components of deferred tax assets and liabilities are as follows (in thousands):

                                                             DECEMBER 31,
                                                         1999            1998
--------------------------------------------------------------------------------
Deferred Tax Assets (Liabilities):
    Allowance for possible loan losses                   $ 30,504      $ 25,159
    Federal and state tax operating loss carry forwards     7,040         5,847
    Director/Officer Compensation Plans                     1,820         1,340
    Allowance for Losses on OREO                            2,170         2,152
    Depreciation                                           (3,877)       (5,432)
    Accumulated  Other Comprehensive (Income) Loss         22,662        (7,038)
    Acquisition Related Expenses                            6,650         4,710
    Writedown of Assets Held for Sale                       3,332           --
    Other                                                 (18,511)       14,367
                                                      -------------------------
    Net Deferred Tax Asset                               $ 51,790      $ 41,105
                                                      =========================

Management periodically evaluates the realizability of its deferred tax asset and will adjust the level of the valuation allowance if it is deemed more likely than not that all or a portion of the asset is realizable. There was no valuation allowance as of December 31, 1999 or 1998.

The following represents the tax impact of unrealized securities gains (losses):


                                                      For the year ended
                                                       December 31,1999
                                              ---------------------------------
                                               Before tax     Tax    Net of Tax
                                                 Amount     Benefit    Amount
                                               --------------------------------
Unrealized holding gains (losses) arising
  during period                                $(86,200)   $(54,364)   $ 31,836
Less: reclassification for gains  (losses)
  realized in Net Income                         (1,164)        407        (757)
                                               --------------------------------
Net change during period                       $(85,036)   $ 31,429    $(53,607)
                                               ================================


                                                      For the year ended
                                                       December 31,1999
                                              ---------------------------------
                                               Before tax     Tax    Net of Tax
                                                 Amount     Benefit    Amount
                                               --------------------------------
Unrealized holding gains arising during
  period                                       $ 13,224    $ (4,716)   $  8,508
Less: reclassification for gains realized in
  Net Income                                      4,474      (1,616)      2,858
                                               --------------------------------
Net change during period                       $  8,750    $ (3,100)   $  5,650
                                               ================================


                                                      For the year ended
                                                       December 31,1999
                                              ---------------------------------
                                               Before tax     Tax    Net of Tax
                                                 Amount     Benefit    Amount
                                               --------------------------------
Unrealized holding gains  arising during
  period                                       $ 25,350    $ (9,715)   $ 15,635
Less: reclassification for gains realized in
  Net Income                                      9,445      (3,690)      5,755
                                               --------------------------------
Net change during period                       $ 15,905    $ (6,025)   $  9,880
                                               ================================

(10) BENEFIT PLANS AND POSTRETIREMENT BENEFITS

The Company and its acquired subsidiaries have certain pension plans which cover eligible employees. The plans provide for payments to qualified employees based on salary and years of service. The Company's funding policy for these plans is to make the maximum annual contributions allowed by the applicable regulations.

Information regarding the benefit obligation resulting from the actuarial valuations prepared as of January 1, 1999 and 1998 is as follows (in thousands):


                                                                        1999            1998
---------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                                $ 40,059      $ 35,575
Service cost                                                              1,965         1,437
Interest cost                                                             2,447         2,364
Actuarial (gain) loss                                                    (6,822)          291
Amendments                                                                   60          --
Settlements                                                              (1,589)         --
Benefits paid                                                            (2,456)       (2,297)
                                                                       ---------     --------
Benefit obligation at end of year                                      $ 33,664      $ 37,370
                                                                       =========     ========

CHANGE IN PLAN ASSETS:

Fair value of plan assets at beginning of year                         $ 42,875      $ 39,965
Actual return on plan assets                                              4,162         3,764
Employer contribution                                                       293          --
Settlements                                                              (1,589)         --
Benefits paid                                                            (2,456)       (2,297)
                                                                        --------     --------
Fair value of plan assets at end of year                               $ 43,285      $ 41,432
                                                                        ========     ========

PREPAID PENSION COST CONSISTS OF THE FOLLOWING AS OF DECEMBER 31:

Funded status                                                          $  9,621      $  4,061
Unrecognized net transition obligation                                     (299)         (486)
Unrecognized net actuarial gain                                          (8,455)         (247)
Unrecognized prior service cost                                             654          (298)
                                                                        --------     --------
Prepaid pension cost                                                   $  1,521      $  3,030
                                                                        ========     ========

Assumptions used by the Company in the accounting for its plans in 1999 and 1998 were:

WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31
                                                          1999           1998
--------------------------------------------------------------------------------
Discount rate                                           7.5%-7.8%      6.5-7.5%
Expected return on plan assets                          8.0%-8.3%      8.0-8.5%
Rate of compensation increase                           3.5%-4.5%      3.5-4.5%


COMPONENTS OF NET PERIODIC BENEFIT COST (IN THOUSANDS):


                                                                   1999        1998      1997
-----------------------------------------------------------------------------------------------
Service cost                                                     $ 2,023     $ 1,437    $ 1,583
Interest cost                                                      2,388       2,364      2,050
Expected return on plan assets                                    (3,403)     (3,137)    (2,857)
Amendments                                                            60        --         --
Settlements                                                          473        --         --
Net Amortization and deferral                                         44        (118)       (92)
                                                                 ------------------------------
Net periodic benefit cost                                        $1,585      $   546    $   684
                                                                 ==============================


The Company has 401(k) savings plans covering substantially all of its employees. Under these Plans, the Company matches varying percentages of the employee's contribution. The Company's contributions under these Plans were approximately $1.2, $1.4 and $1.1 million in 1999, 1998 and 1997, respectively.

Except for the pension plans, the Company does not provide any significant post-retirement benefits.

(11) DEPOSITS

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $545.1 million and $483.8 million at December 31, 1999 and 1998, respectively.

The scheduled maturities of certificates of deposit are as follows at December 31, 1999 (in thousands):


     3 months or less                                  $ 871,612
     Greater than 3 months to 1 year                   1,200,179
     Greater than 1 year to 3 years                      398,548
     Greater than 3 years                                 80,097
                                                     -----------
                                                     $ 2,550,436
                                                     ===========

(12) BORROWINGS

The following is a summary of borrowings at December 31 (in thousands):

                                                            1999         1998
                                                        ------------------------
Federal Home Loan Bank advances                         $1,371,760    $  524,444
Securities sold under agreements to repurchase             759,670       271,558
Federal funds purchased                                    225,500       150,600
Treasury, Tax and Loan note                                  4,149        16,394
Other borrowings                                            22,587         7,414
                                                        ------------------------
    Total borrowings                                    $2,383,666    $  970,410
                                                        ========================

Maturity distribution of borrowings at December 31, 1999 (in thousands):

2000                                                  $2,320,635
2001                                                      50,000
2003                                                       5,000
2008                                                       6,240
2009 and after                                             1,791
                                                      ----------
                               Total                  $2,383,666
                                                      ==========


Information concerning securities sold under agreements to repurchase and FHLB advances is summarized as follows (in thousands):

                                                            1999           1998
--------------------------------------------------------------------------------
Average daily balance during the year                $ 1,588,007     $  732,188
Average interest rate during the year                       5.18%          5.57%
Maximum month-end balance during the year            $ 2,169,579      1,063,419

Investment securities underlying the repurchase agreements at December 31 (in thousands):


                                                         1999          1998
--------------------------------------------------------------------------------
Carrying value                                          $983,012     $ 351,404
Estimated fair value                                    $986,507       352,657

(13) SUBORDINATED DEBT

In February 1993, the Company issued $9.0 million aggregate principal amount of subordinated debentures which mature in 2003 and bear interest at 9.5% per annum payable semi-annually. These notes are redeemable at the option of the Company, in whole or in part, at any time after February 15, 2000, at their stated principal amount plus accrued interest, if any.

In January, 1994, the Company sold $25.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2004, bear interest at 7.75% per annum payable semi-annually.

In March 1996, the Company issued $23.0 million aggregate principal amount of subordinated debentures which mature in 2006 and bear interest at 8.75% per annum payable semi-annually. These notes are redeemable at the option of the Company, in whole or in part, at any time after April 1, 2001, at their stated principal amount plus accrued interest, if any.

In September 1996, the Company sold $75.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at 8.20% per annum payable semi-annually.

Proceeds of the above issuances were used for general corporate purposes including providing Tier I capital to the subsidiary banks. The debt has been structured to comply with the Federal Reserve Bank rules regarding debt qualifying as Tier 2 capital at the Company.

(14) CAPITAL TRUST SECURITIES

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

On February 5, 1997, the Company placed $25.0 million in aggregate liquidation amount of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $25.3 million principal amount of 9.25% Junior Subordinated Debentures due 2027 of the Company. The 9.25% Trust preferred securities are callable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise.

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

The three issues of capital securities have preference over the common securities under certain circumstances with respect to cash distribution and amounts payable on liquidation and are guaranteed by the Company.

The net proceeds of the offerings are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

(15) STOCKHOLDERS' EQUITY

On December 1, 1997, the Company paid a 3% stock dividend to stockholders of record on November 13, 1997. On September 1, 1998, the Company paid a 3% stock dividend to stockholders of record on August 14, 1998. On December 1, 1999, the Company paid a 3% stock dividend to stockholders of record on November 26, 1999. As a result, all share data has been retroactively restated.

In December 1996, as part of the Westport Bancorp, Inc. (Westport) acquisition, the Company converted all outstanding preferred shares of Westport into a new class of preferred stock. Holders of the preferred stock were entitled to dividends when and if declared by the Company's Board of Directors. Each share of the preferred stock was convertible at any time at the option of the holder thereof into 33.2175 shares of common stock. All the preferred share have been converted into common stock.

In July 1996, as part of the Lafayette American Bank (Lafayette) acquisition, the Company converted all outstanding Lafayette warrants into Hudson United Bancorp warrants. Each Hudson United Bancorp warrant was exercisable at $6.85 for one share of Hudson United Bancorp common stock. The warrants were exercisable at the option of the holder, until February 1999, at which time the warrants expired. During 1999 all remaining warrants were exercised.

In April 1999, the Board of Directors adopted the 1999 Stock Option Plan, which provides for the issuance of up to 1,030,000 stock options to employees of the Company in addition to those previously granted. The option or grant price cannot be less than the fair market value of the common stock at the date of the grant.

In connection with the PFC, MSB, DFC, IBS, and Jeff acquisitions, all of the outstanding PFC, MSB, DFC, IBS, and Jeff options granted under the existing plans of the acquired Companies, were converted into options to purchase common stock of the Company. Transactions under the Company's plans are summarized as follows:

                                             NUMBER OF             OPTION PRICE
                                                SHARES                PER SHARE
-------------------------------------------------------------------------------
Outstanding, December 31, 1997               4,087,628             $3.34-$31.86
    Granted                                    429,361            $26.10-$33.87
    Exercised                               (1,449,285)            $3.34-$27.83
    Forfeited/Cancelled                        (36,687)           $11.40-$31.87
                                             ----------------------------------
Outstanding, December 31, 1998               3,031,017             $4.72-$33.87
                                             ----------------------------------
    Granted                                    334,329            $16.10-$34.10
    Exercised                               (1,344,242)            $6.88-$27.83
    Forfeited/Cancelled                        (58,351)            $4.72-$32.11
                                             ----------------------------------
Outstanding, December 31, 1999               1,962,753             $4.72-$34.10
                                             ----------------------------------

As of December 31, 1999, 1,596,079 shares are exercisable. In connection with the BOS, CNB, and SJB acquisitions, the Company issued Hudson United Bancorp common shares to the holders of options to purchase BOS, CNB, and SJB common stock, the value of which was based on the value of the options on the date of acquisition.

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


                                                     1999            1998         1997
----------------------------------------------------------------------------------------
Net income                      As reported       $ 69,338         $ 26,751     $ 83,995
                                Pro forma           67,781           24,730       81,122

Basic earnings per share
                                As reported          $1.33            $0.50       $ 1.55
                                Pro forma            $1.30             0.46         1.50

Diluted earnings per share
                                As reported          $1.30            $0.49       $ 1.48
                                Pro forma            $1.27             0.45         1.43

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 1999 and 1998: dividend yield of 2.87% to 3.05% for 1999 and 2.59% to 4.35% for 1998;
risk-free interest rates of 6.55% in 1999 and 5.00% to 5.37% for 1998; volatility factors of the expected market price of the Company's common stock of approximately 51% in 1999 and 22% to 29% in 1998 and an expected life of 7 years in 1999 and 7 to 10 years in 1998.

The Company has a restricted stock plan in which 583,495 shares of the Company's common stock may be granted to officers and key employees. During 1999 and 1998, 68,055 and 84,495 shares of common stock were awarded which vest between two to five years from the date of grant. The value of shares issued that have not vested, $3.5 million and $2.3 million, has been recorded as a reduction of stockholders' equity for 1999 and 1998, respectively. Amortization of restricted stock awards charged to expense amounted to $673, $275 and $135 in 1999, 1998 and 1997, respectively.

The Company maintained three Employee Stock Ownership Plans (ESOP) which were originally established by MSB and IBS, and Jeff. The ESOP established by IBS was terminated during 1998. Loan payments are funded principally from the Company's contributions to the ESOP on behalf of eligible employees, which are expensed as incurred. Shares purchased by the ESOP are held in a suspense account until allocated to individual participants and are reflected as a reduction of stockholders' equity.

The Company maintained two Bank Recognition and Retention Plan and Trusts (BRP) in which shares of the Company's common stock may be granted to plan participants. These plans were originally established by MSB and IBS but the shares have been fully vested and allocated in 1998. The expense recognized for the BRP and ESOP amounted to $9,953 and $4,719 for the years ended December 31, 1998 and 1997, respectively.

On November 8, 1993, the Company's Board of Directors authorized management to repurchase up to 10 percent of its outstanding common stock each year. The program may be discontinued or suspended at any time, and there is no assurance that the Company will purchase the full amount authorized. The acquired shares are to be held in treasury and to be used for stock option and other employee benefit plans, stock dividends, or in connection with the issuance of common stock in pending or future acquisitions. During 1999, the Company purchased 3.7 million treasury shares at an aggregate cost of $121.4 million. During 1999,
3.7 million shares were reissued for stock dividends, stock option and other employee benefit plans, and acquisitions.

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

                                                              Year Ended
                                                             December 31,
                                                     ---------------------------
                                                      1999      1998      1997
                                                     ---------------------------
Basic Earnings Per Share

Net income                                           $69,338   $26,751   $83,995
Less: Preferred stock dividends                           --        --     1,117
                                                     ---------------------------
Net income available to common stockholders          $69,338   $26,751   $82,878
Weighted average common shares outstanding            52,241    53,380    53,488

Basic Earnings Per Share                             $  1.33   $  0.50   $  1.55
                                                     ===========================

Diluted Earnings Per Share

Net income                                           $69,338   $26,751   $83,995
Less: Preferred stock dividends                           --        --       467
                                                     ---------------------------
Net income available to shareholders                 $69,338   $26,751   $83,528

Weighted average common shares outstanding            52,241    53,380    53,488

Effect of Dilutive Securities:
    Convertible Preferred Stock                           --        23     1,038
    Warrants                                              --        23        38
    Unearned MRP                                          --        --       180
    Stock Options                                      1,001     1,727     1,764
                                                     ---------------------------
                                                     $53,242    55,153    56,508

Diluted Earnings Per Share                           $  1.30   $  0.49   $  1.48
                                                     ===========================

(17) RESTRICTIONS ON BANK DIVIDENDS, LOANS OR ADVANCES

Certain restrictions exist regarding the ability of Hudson United to transfer funds to the Company in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. As of December 31, 1999, $614.0 million was available for distribution to the Company from Hudson United.

Under Federal Reserve regulations, Hudson United is limited as to the amounts it may loan to its affiliates, including the Company. All such loans are required to be collateralized by specific obligations.

(18) LEASES

Total rental expense for all leases amounted to approximately $10.3 million, $12.7 million and, $8.3 million in 1999, 1998 and 1997, respectively.

At December 31, 1999, the minimum total rental commitments under all noncancellable leases on bank premises with initial or remaining terms of more than one year were as follows (in thousands):

      2000                                         $ 9,482
      2001                                           8,200
      2002                                           6,372
      2003                                           5,170
      2004 and Thereafter                           18,930

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases of other properties.

(19) COMMITMENTS AND CONTINGENT LIABILITIES

The Company and its subsidiaries, from time to time, may be defendants in legal proceedings. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these legal proceedings will not have a material effect on the consolidated financial statements. In the normal course of business, the Company and its subsidiaries have various commitments and contingent liabilities such as commitments to extend credit, letters of credit and liability for assets held in trust which are not reflected in the accompanying financial statements. Loan commitments, commitments to extend lines of credit and standby letters of credit are made to customers in the ordinary course of business. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. The Company's maximum exposure to credit loss for loan commitments, primarily unused lines of credit, and standby letters of credit outstanding at December 31, 1999 was $927.4 million and $91.3 million, respectively. Commitments under commercial letters of credit used to facilitate customers trade transactions were $2.9 million at December 31, 1999.

(20) HUDSON UNITED BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

(in thousands)                                                                                                      DECEMBER 31,
                                                                                                                -------------------
BALANCE SHEETS                                                                                                      1999       1998
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash                                                                                                            $ 11,868   $ 43,670
Federal Funds                                                                                                         --        600
Securities:
      Available for sale                                                                                          79,413     32,551
      Held to maturity                                                                                               800        802
Investment in subsidiaries                                                                                       653,553    732,434
Investments in bank's subordinated notes                                                                          23,000     23,000
Accounts receivable                                                                                               11,502     13,526
Premises and equipment, net                                                                                        7,945      7,387
Other assets                                                                                                      48,715     41,537
                                                                                                                -------------------
                                                                                                 TOTAL ASSETS   $836,796   $895,507
                                                                                                                ===================
LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                                                                                                $    147   $ 15,601
Notes payable-subsidiaries                                                                                        62,194      2,449
Dividends payable                                                                                                     --          4
Accrued taxes and other liabilities                                                                                6,989      9,228
                                                                                                                -------------------
                                                                                                                  69,330     27,282

Subordinated Debt                                                                                                123,000    123,000
Company-obligated mandatorily redeemable preferred capital
  securities of three subsidiary trusts holding solely
  junior subordinated debentures of the Company                                                                  125,300    125,300
                                                                                                                -------------------
                                                                                            TOTAL LIABILITIES    317,630    275,582

Stockholders' equity                                                                                             519,166    619,925
                                                                                                                -------------------
                                                                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $836,796   $895,507
                                                                                                                ===================



(in thousands)                                                                                            YEAR ENDED DECEMBER 31,
                                                                                                  ---------------------------------
STATEMENTS OF INCOME                                                                                 1999         1998       1997
-----------------------------------------------------------------------------------------------------------------------------------
INCOME:
    Cash dividends from bank subsidiaries                                                          $ 53,052    $ 33,244    $ 54,824
    Interest                                                                                          4,183       4,687       7,934
    Securities gains                                                                                  1,849       3,698       8,601
    Rental income                                                                                     1,142       1,166       1,165
    Other                                                                                             7,955      24,489      12,708
                                                                                                   --------------------------------
                                                                                                     68,181      67,284      85,232
EXPENSES:

General and administrative                                                                            6,608      30,836      21,966
Interest                                                                                             25,442      19,585      17,829
                                                                                                   --------------------------------
                                                                                                     32,050      50,421      39,795
                                                                                                   --------------------------------
Income before income taxes and equity in
    undistributed net income of subsidiaries                                                         36,131      16,863      45,437
Income taxes                                                                                         (6,046)     (6,529)     (2,135)
                                                                                                   --------------------------------
                                                                                                     42,177      23,392      47,572
Equity in undistributed net income of subsidiaries                                                   27,161       3,359      36,423
                                                                                                   --------------------------------
                                                                                      NET INCOME   $ 69,338    $ 26,751    $ 83,995
                                                                                                   ================================

(in thousands)                                                                                       YEAR ENDED DECEMBER 31,
STATEMENTS OF CASH FLOWS                                                                        1999            1998          1997
-----------------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                                                  $ 69,338       $ 26,751    $ 83,995
    Adjustments to reconcile net income to net cash provided by operating activities-

        Amortization and depreciation                                                                988            701         523
        Amortization of restricted stock                                                             673            275         135
        Securities gains                                                                          (1,849)        (3,698)     (8,601)
        Equity in undistributed net income                                                            --          1,071      (6,645)
        Decrease (increase) in investment in subsidiaries                                         78,881         81,929     (36,352)
        IBSF fiscal year adjustment                                                                   --          1,539          --
        Decrease  (increase) in accounts receivable                                                2,024         (4,305)     (1,764)
        (Increase) decrease in other assets                                                      (30,470)       (29,789)      3,663
        Increase (Decrease) in notes payable                                                      59,745           (373)       (372)
        (Decrease) Increase in accounts payable                                                  (15,458)        10,308       4,435
        (Decrease) increase in accrued taxes and other liabilities                                (2,239)         8,066      (6,990)
                                                                                                -----------------------------------
                                               NET CASH PROVIDED BY OPERATING ACTIVITIES         161,633         92,475      32,027
                                                                                                -----------------------------------
Investing activities:
    Proceeds from sale of securities                                                               9,232         13,961      78,174
    Proceeds from maturities of securities                                                        10,000          4,895      20,142
    Purchase of securities                                                                       (65,813)       (39,686)    (91,586)
    Investments in bank's subordinated notes                                                          --             --     (25,300)
    Capital expenditures                                                                          (1,422)        (1,985)     (3,414)
                                                                                                -----------------------------------
                                                   NET CASH USED IN INVESTING ACTIVITIES         (48,003)       (22,815)    (21,984)
                                                                                                -----------------------------------
Financing activities:
    Proceeds from issuance of common stock                                                        18,519         13,385       4,756
    Proceeds from issuance of preferred stock                                                         --             --         106
    Net proceeds from issuance of capital trust securities                                            --         48,737      74,550
    Net proceeds from issuance of subordinated debt                                                   --         (2,750)         --
    Redemption of preferred stock                                                                     --             --        (143)
    Dividends paid                                                                               (45,257)       (39,706)    (32,847)
    Purchase of treasury stock                                                                  (121,367)       (70,138)    (83,614)
    Sale of treasury stock                                                                            --            175         306
    Termination of ESOP                                                                               --         10,220          --
    Infusion of capital into subsidiary                                                               --             --      24,018
    Other                                                                                          2,073           (341)      3,731
                                                                                                -----------------------------------
                                                  NET CASH USED IN FINANCING ACTIVITIES         (146,032)       (40,418)     (9,137)
                                                                                                -----------------------------------
                                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (32,402)        29,242         906
                                          CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          44,270         15,028      14,122
                                                                                                -----------------------------------
                                                CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 11,868       $ 44,270    $ 15,028
                                                                                                ===================================

(21) SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following quarterly financial information for the two years ended December 31, 1999 and 1998 is unaudited. However, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for the periods are reflected. Results of operations for the periods are not necessarily indicative of the results of the entire year or any other interim period.


                                                                      THREE MONTHS ENDED

(Dollars in thousands)                          March 31(a)      June 30(a)       September 30(a)        December 31(b)
                                               -------------------------------------------------------------------------
1999

Net interest income                             $ 80,770        $ 86,962              $ 87,925              $ 87,409
Provision for possible loan losses                 4,521           4,524                 5,245                37,910
Income (loss) before income taxes                 43,093          43,749                45,301               (23,866)
Net income (loss)                                 28,751          28,989                29,149               (17,551)
Earnings (loss) per share-basic                     0.54            0.55                  0.56                 (0.34)
Earnings (loss) per share-diluted                   0.53            0.54                  0.55                 (0.34)

1998

Net interest income                             $ 80,917        $ 82,712              $ 83,940              $ 81,281
Provision for possible loan losses                 8,444           7,068                 8,905                11,190
Income (loss) before income taxes                 28,269           8,574               (25,203)               32,095
Net income (loss)                                 18,205           4,062               (19,924)               24,408
Earnings (loss) per share-basic                     0.34            0.08                 (0.38)                 0.46
Earnings (loss) per share-diluted                   0.33            0.07                 (0.38)                 0.45

(a) Net income and related per share amounts for these periods in 1998 were significantly impacted by merger related and restructuring costs resulting from the 1998 acquisitions of BOS, PFC, MSB, CFHC, IBS, and DFC (see Note
     2) and the writedown of assets held for sale.

(b) Net income and related per share amounts for this period in 1999 was significantly impacted by merger related and restructuing costs resulting from the 1999 acquisitions of SJB and Jeff (See Note 2).

(22) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments include cash, loan agreements, accounts receivable and payable, debt securities, deposit liabilities, loan commitments, standby letters of credit and financial guarantees, among others. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. Estimated fair values have been determined by the Company using the best available data and estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating rates, it is presumed that estimated fair values generally approximate their recorded book balances. The estimation methodologies used, the estimated fair values and recorded book balances of the Company's financial instruments at December 31, 1999 and 1998 were as follows:

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

                                                               1999                             1998
                                                     ESTIMATED       RECORDED           ESTIMATED     RECORDED
                                                    FAIR VALUE     BOOK VALUE           FAIR VALUE   BOOK VALUE
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                            $  277,558      $  277,558          $  379,279   $  379,279
Investment securities available for sale              2,804,302       2,804,302           2,660,308    2,660,308
Investment securities held to maturity                  541,240         562,224             639,263      635,648

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

                                                               1999                              1998
                                                     ESTIMATED       RECORDED           ESTIMATED     RECORDED
                                                    FAIR VALUE     BOOK VALUE           FAIR VALUE   BOOK VALUE
-----------------------------------------------------------------------------------------------------------------
Loans, net of allowance, and assets held for sale    $5,444,824      $5,580,832         $4,869,509     $4,823,747

The fair value of demand deposits, savings deposits and certain money market accounts approximates their recorded book balances. The fair value of fixed maturity certificates of deposit was estimated using the present value of discounted cash flows based on rates currently offered for deposits of similar remaining maturities.

                                                               1999                              1998
                                                     ESTIMATED       RECORDED           ESTIMATED     RECORDED
                                                     FAIR VALUE    BOOK VALUE           FAIR VALUE   BOOK VALUE
-----------------------------------------------------------------------------------------------------------------
Deposits                                             $6,318,508      $6,455,345         $6,592,419     $6,773,236

The fair value for accrued interest receivable and the cash surrender value of life insurance policies approximates their respective recorded book balance. The fair value of borrowed funds is estimated using the present value of discounted cash flows based on the rates currently offered for debt instruments of similar remaining maturities.

                                                               1999                              1998
                                                     ESTIMATED       RECORDED           ESTIMATED     RECORDED
                                                     FAIR VALUE    BOOK VALUE           FAIR VALUE   BOOK VALUE
-----------------------------------------------------------------------------------------------------------------
Accrued interest receivable                             $71,275         $71,275         $   64,370     $   64,370
Cash surrender value of life insurance                   22,812          22,812             22,282         22,282
Borrowings                                            2,336,403       2,383,666            969,215        970,410

The fair value of the subordinated debt and capital trust securities was determined by reference to quoted market prices.

                                                               1999                              1998
                                                     ESTIMATED       RECORDED           ESTIMATED     RECORDED
                                                     FAIR VALUE    BOOK VALUE           FAIR VALUE   BOOK VALUE
-----------------------------------------------------------------------------------------------------------------
Subordinated Debt                                      $128,023        $132,000         $  139,481        132,000
Capital Trust Securities                                109,012         125,300            127,512        125,300

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

(23) REGULATORY MATTERS

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

The Company's and the Bank's actual capital amounts and ratios at December 31, 1999 and 1998 are presented in the following table (dollars in thousands):

                                                                                                              To Be Well Capitalized
                                                                                          For Capital        Under Prompt Corrective
                                                                     Actual            Adequacy Purposes         Action Provisions
                                                         ---------------------------------------------------------------------------
                                                               Amount      Ratio       Amount       Ratio        Amount       Ratio
                                                         ---------------------------------------------------------------------------
AS OF DECEMBER 31, 1999:
    Total Capital to Risk Weighted Assets:

               Hudson United Bancorp                          $739,846      12.0%      $493,019      >8.0%      $616,274      >10.0%
               Hudson United Bank                              625,687      10.3%       487,894      >8.0%       609,867      >10.0%
    Tier I Capital to Risk Weighted Assets:
               Hudson United Bancorp                           535,730       8.7%       246,509      >4.0%       369,764       >6.0%
               Hudson United Bank                              522,362       8.6%       243,947      >4.0%       365,920       >6.0%

    Tier I Capital to Average Assets:
               Hudson United Bancorp                           535,730       5.7%       378,920      >4.0%       473,650       >5.0%
               Hudson United Bank                              522,362       5.6%       375,835      >4.0%       469,794       >5.0%
                                                                                                              To Be Well Capitalized
                                                                                          For Capital        Under Prompt Corrective
                                                                     Actual            Adequacy Purposes         Action Provisions
                                                         ---------------------------------------------------------------------------
                                                               Amount      Ratio       Amount       Ratio        Amount       Ratio
                                                         ---------------------------------------------------------------------------
AS OF DECEMBER 31, 1998:
    Total Capital to Risk Weighted Assets:

               Hudson United Bancorp                          $845,449      16.3%      $416,043     > 8.0%      $520,053     > 10.0%
               Hudson United Bank                              708,840      13.7%       414,596     > 8.0%       518,244     > 10.0%

    Tier I Capital to Risk Weighted Assets:
               Hudson United Bancorp                           647,498      12.5%       208,021     > 4.0%       312,032      > 6.0%
               Hudson United Bank                              611,920      11.8%       207,298     > 4.0%       310,947      > 6.0%

    Tier I Capital to Average Assets:
               Hudson United Bancorp                           647,498       7.4%       349,028     > 4.0%       436,285      > 5.0%
               Hudson United Bank                              611,920       7.0%       348,334     > 4.0%       435,418      > 5.0%

(24) SUBSEQUENT EVENTS

                              Report of Independent
                               Public Accountants

To the Stockholders of Hudson United Bancorp:

We have audited the accompanying consolidated balance sheets of Hudson United Bancorp (a New Jersey corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson United Bancorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States.

Arthur Andersen LLP
Roseland, New Jersey
February 14, 2000 (except with respect to the matter discussed in Note 24, as to which the date is March 30, 2000)

Executive compensation is described below in the tabular format mandated by the Securities and Exchange Commission (the "SEC").

SUMMARY COMPENSATION TABLE

     The following table summarizes all compensation earned in the past three years for services performed in all capacities for Hudson United Bancorp and its subsidiaries with respect to the five persons named in the table (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM COMPENSATION

                                                                            ---------------------------------
                           ANNUAL COMPENSATION                                          AWARDS
                                                                            ---------------------------------


                                                                                                SECURITIES
                                                                             RESTRICTED         UNDERLYING          ALL OTHER
   NAME AND PRINCIPAL                                                          STOCK             OPTIONS/          COMPENSATION
        POSITION                YEAR        SALARY ($)      BONUS ($)       AWARD (S)(1) $         SARS(#)            (2) ($)
--------------------------    ----------    -----------    -------------    ---------------      ------------      ---------------

Kenneth T. Neilson,             1999         450,000         450,000           580,000               -0-               11,535
Chairman, President &           1998         390,000         390,000           537,500               -0-               10,171
CEO, Hudson United              1997         365,000         365,000           236,688            46,000               19,643
Bancorp & HUB

D. Lynn Van                     1999         210,000         105,000           290,000               -0-               13,746
Borkulo-Nuzzo, EVP,             1998         200,000         100,000           268,750               -0-               13,578
General Counsel &               1997         185,000          92,500            67,625            12,500               15,237
Corporate Secretary,
Hudson United Bancorp &
HUB

Thomas J. Shara, Jr. EVP        1999         210,000         105,000           290,000               -0-                9,872
& Senior Loan Officer of        1998         190,000          95,000           268,750               -0-                8,371
Hudson United Bancorp &         1997         170,000          32,500               -0-            10,000               12,678
HUB

John McIlwain,  EVP             1999         185,000          92,500           290,000               -0-               13,250
& Chief Credit Officer,         1998         170,000          85,000           134,375               -0-               11,090
Hudson United Bancorp &         1997         170,000          85,000               -0-            10,000               10,263
HUB

Susan Staudmyer,                1999         210,000         105,000           290,000               -0-               13,216
EVP, & Head of Retail           1998         200,000         100,000           268,750            16,015                  542
Banking, Hudson United          1997             n/a             n/a               n/a               n/a                  n/a
Bancorp & HUB (3)


-----------------------
Notes:

(1) The dollar amounts listed represent the number of shares of restricted stock granted, multiplied by the fair market value of each share of stock on the date of the grant. With respect to dividends paid on all shares of restricted stock, cash dividends are paid directly to the officer holding the restricted stock but stock dividends are added to the restricted stock and are subject to the same restrictions. The number of shares reflected have been adjusted for stock dividends. As of December 31, 1999, Mr. Neilson, Ms. Van Borkulo-Nuzzo, Mr. Shara, Mr. McIlwain, and Ms. Staudmyer held 20,000, 10,000, 10,000, and 10,000 shares of restricted stock, respectively, with aggregate values of $511,250, $255,625, $255,625, $255,625, and $255,625, respectively.

(2) All amounts in this column represent employer contributions to 401(k) plans on behalf of the Hudson United Bancorp Named Officers, premiums for life insurance in excess of $50,000 and income attributable to use of a company provided vehicle.

(3) Ms. Staudmyer was hired by Hudson United Bancorp on April 13, 1998 and therefore, information with respect to Ms. Staudmyer's compensation during 19997 is not included in this table.

OPTION GRANTS IN 1999

No stock options were granted to the Named Officers in 1999.

OPTION EXERCISES

     The following table is intended to show options exercised during the last fiscal year and the value of unexercised options held at year-end 1999 by the Named Officers. Hudson United Bancorp does not utilize stock appreciation rights ("SARS") in its compensation package, although the SEC rules require that SARs be reflected in Table headings.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL AND FY-END OPTION/SAR VALUES

                                                                                 Number of
                                                                                 Securities              Value of
                                                                                 Underlying             Unexercised
                                                                                Unexercised            In-the-Money
                                                                                Options/SARs           Options/SARs
                                                                               at FY-End (#)           at FY-End ($)
                                                                               -------------           -------------
                                   Shares
Name                        Acquired on Exercise           Value                Exercisable/           Exercisable/
----                                 (#)                Realized ($)           Unexercisable           Unexercisable
--------------------------- ---------------------- ----------------------- ----------------------- ----------------------
Kenneth T. Neilson                   -0-                    -0-                 174,463/103             1,779,814/0

D. Lynn Van Borkulo-Nuzzo            -0                     -0-                  67,043/103              761,809/0

Thomas J. Shara                      -0-                    -0-                  69,695/103              836,938/0

John McIlwain                      13,111                 256,594                10,609/103              338,109/0

Susan Staudmyer                      -0-                    -0-                   0/16,015               0/542,912

-----------------------
NOTES:

(1) Options are "in the money" if the fair market value of the underlying security exceeds the exercise price of the option at year-end.


EMPLOYMENT  CONTRACTS,  TERMINATION  OF  EMPLOYMENT  AND  CHANGE  IN  CONTROL
ARRANGEMENTS

      Under HUB's restricted stock plan, each share of stock awarded is subject to a "Restricted Period" of from two to ten years, as determined by the committee administering the plan when it awards the shares. Effective upon the date of grant, the officer or employee is entitled to all the rights of a shareholder with respect to the shares, including dividend and voting rights. However, if a share recipient leaves the employment of HUB or its subsidiaries during the Restricted Period for any reason, his or her shares may be forfeited to HUB. Upon the occurrence of a change in control of HUB, every Restricted Period then in existence with a remaining term of five years or less will automatically expire.

      Under the HUB 1999 Stock Option Plan, options are granted with a term not to exceed ten years from the grant date. Each option is granted with a vesting schedule as determined by the Stock Committee. In the event of a change in control, as defined in the Plan, any option which has not vested, as of the date of the change in control, becomes fully vested.

      As of January 1, 1997, the Corporation entered into change in control agreements with Mr. Neilson, Ms. Van Borkulo-Nuzzo, Mr. Shara and Mr. McIlwain. As of August 16, 1999, the Corporation entered into a change in control agreement with Ms. Staudmyer. The Agreements generally provide that in the event of a Change in Control, the Executives would be entitled to be employed for a period of three years and each would be entitled to substantially the same title, same salary and same benefits as existed prior to the change in control or the Executive would be entitled to certain severance payments and benefits. These agreements do not become effective unless there is a change in control and then remain three years after a change in control (two years in the case of Mr. McIlwain and Ms. Staudmyer). Prior to a change in control, unless HUB stops their automatic renewal, the agreements are for two year "evergreen" terms (one year in the case of Mr. McIlwain and Ms. Staudmyer).

      Each agreement defines "change in control" to mean any of the following:
(i) the acquisition of beneficial ownership by any person or group of 25% or more of HUB's voting securities or all or substantially all of its assets; (ii) the merger consolidation or combination (a "merger") with an unaffiliated entity unless following the merger HUB's directors constitute 50% or more of the directors of the combined entity and HUB's CEO is the CEO of the surviving entity; or (iii) during any two consecutive calendar years individuals who were directors of HUB at the start of the period cease to constitute two-thirds of the directors unless the election of the directors was approved by the vote of two-thirds of the directors then in office; or (iv) the transfer of all or substantially all of HUB's assets.

      With respect to Ms. Van Borkulo-Nuzzo's contract and Mr. Shara's contract, if either officer is terminated without cause, resigns for good reason following a change in control, dies or is disabled, the officer (or the officer's estate) is entitled to a lump sum payment equal to three times the sum of their annual salary and highest annual bonus in the last three years, as well as a continuation of family health coverage for a period of three years. In the event that the severance payments and benefits under the agreement, together with any other parachute payments, would constitute an excess parachute payment under
Section 280G of the Internal Revenue Code of 1986 (the "CODE"), the payments to Ms. Van Borkulo-Nuzzo and Mr. Shara would be increased in an amount sufficient to pay the excise taxes and other income and payroll taxes necessary to allow Ms. Van Borkulo-Nuzzo and Mr. Shara to retain the same net amount, after such taxes as they were otherwise entitled to receive (a "MAKE WHOLE TAX PROVISION").

      With respect to Mr. McIlwain's contract and Ms. Staudmyer's contract, if either officer is terminated without cause, resigns for good reason following a change in control, dies or is disabled, the officer (or the officer's estate) is entitled to a lump sum payment equal to three times of the sum of their annual salary and the highest bonus paid or to be paid to the officer, as well as a continuation of their family's health coverage for the same number of years as the salary entitlement. However, under these contracts, in the event that the severance payments and benefits under the agreements, together with any other parachute payments, would constitute excess parachute payments under Section 280G of the Code, the payments and benefits under the agreements will be reduced (but not below zero) to the extent necessary to avoid excess parachute payments.

      With respect to Mr. Neilson's contract, if he is terminated without cause, resigns for good reason (as defined in the contract) within the first 90 days following a change in control, resigns for any reason after that 90 day period following a change in control, dies or is disabled, he (or his estate) is entitled to a lump sum payment equal to three times the sum of his annual salary and his highest bonus in the last three years, as well as a continuation of his family's health coverage for a period of three years. Mr. Neilson's contract contains a Make Whole Tax Provision.

      The completion of the Dime-HUB merger will constitute a change in control under the terms of HUB's option and restricted stock plans, and, except for Mr. Neilson's contract, the employment agreements described above.

      Concurrently with the execution of the Dime-HUB merger agreement, HUB entered into a new employment agreement with Mr. Neilson, which primarily contains substantive changes to Mr. Neilson's employment arrangement that would take effect after completion of the Dime-HUB merger. The term of Mr. Neilson's agreement would extend to December 31, 2004. Following the completion of the merger, Dime United will assume the obligations of HUB under Mr. Neilson's employment agreement, and Mr. Neilson will serve as President and Chief Operating Officer of each of Dime United and DimeBank. Mr. Neilson's employment agreement also provides that he will succeed Mr. Lawrence Toal on December 31, 2002, or earlier if Mr. Toal leaves office earlier, as Chairman of the Board and Chief Executive Officer of those entities. The terms of Mr. Neilson's employment after the merger are as follows:

o Mr. Neilson's base salary will initially be at least $750,000, or, if greater, 80% of Mr. Toal's salary, and at least $1,000,000 once he becomes Chairman of the Board and Chief Executive Officer of both Dime United and DimeBank.

o Mr. Neilson will be eligible to participate in Dime United's cash incentive plan, with an annual target bonus opportunity of at least 100% of his base salary, and to receive annual stock incentive awards while he is President and Chief Operating Officer equal to 80% of Mr. Toal's base annual stock incentive awards.

o Mr. Neilson will be provided with a car and driver while based in New York City, financial planning benefits and club memberships.

o After Mr. Neilson becomes Chairman of the Board and Chief Executive Officer, he will be eligible to receive annual stock incentive awards on a basis commensurate with those for which Mr. Toal was eligible while holding those offices.

      Immediately following completion of the merger, Mr. Neilson will receive:

o options to purchase 120,000 shares of Dime United stock at the closing price on the first trading day after completion of the merger, with one-third of these options to vest on the date Mr. Neilson becomes Chairman of the Board and Chief Executive Officer and, provided that he continues to hold such offices, one-third on the first anniversary of such date and the remaining one-third on December 31, 2004, and

o the right to purchase, at par value of $0.01 per share, 100,000 shares of restricted stock of Dime United, with restrictions to lapse on one-third of the restricted shares on each of the first, second and third anniversaries of the grant date, provided Mr. Neilson is still employed pursuant to his employment agreement on those dates, subject to the exceptions explained below.

      Based on a 56% Dime/44% HUB weighted average of volatility and an assumed January 31, 2000 grant date, the Black Scholes value of Mr. Neilson's stock option grant would be $1,276,275. Based on the January 31, 2000 closing price of HUB stock, his restricted shares would be valued at $2,336,500.

      Mr. Neilson also will participate in Dime United's SERP, with a pension goal of not less than 50% of average compensation, offset by benefits received under other defined benefit plans, including plans of HUB, such as the HUB Supplemental Employees' Retirement Plan. Under the terms of Dime United's SERP, Mr. Neilson will receive credit for his years of service at HUB. As of the date of this document, Mr. Neilson had completed 16 years of service with HUB, which will result in his benefit under the SERP being 100% vested at the completion of the merger.

      If Mr. Neilson's employment is involuntarily terminated other than for cause or if Mr. Neilson terminates his employment following a material change, which is defined to include a failure to elect, re-elect, appoint or reappoint Mr. Neilson to the positions specified above, a material diminution in his responsibilities, other material breaches of the employment agreement, requiring his services to be performed primarily outside the New York metropolitan area, or adoption of a resolution by a simple majority of the board of directors of Dime United or DimeBank providing that he shall not become Chairman of the Board and Chief Executive Officer thereof as specified in his agreement, Mr. Neilson will receive certain specified benefits. These benefits include:

o a lump sum payment equal to his annual salary in effect immediately prior to termination, plus 100% of his annual target bonus;

o the continuation of life, medical and dental coverage for the remainder of the term of his agreement, or 18 months if longer;

o full vesting of all stock options granted during the term of his agreement, continued exercisability of such stock options as if there had been no termination of employment and continued vesting of restricted stock granted at the completion of the merger as if there had been no termination of employment; and

o if Mr. Neilson's SERP benefit does not then equal at least $741,000 starting at or after age 55, an additional payment so that his total retirement benefit, commencing at or after age 55, expressed as a single life annuity, will not be less than that amount.

      If Mr. Neilson voluntarily terminates his employment, other than following a material change, generally no additional benefits will be provided to him.

      If during the term of his agreement and following a change in control, as defined in his agreement, of Dime United, Mr. Neilson's employment is involuntarily terminated other than for cause, or he terminates his employment after a material change, he will be entitled to receive the benefits described above with respect to an involuntary termination of his employment and additional benefits, including continued medical coverage for him and his spouse for the remainder of their lives and, instead of the lump sum described above, a lump sum equal to three times his rate of annual salary and target bonus, or average actual bonus, if greater. In addition, Mr. Neilson may receive reimbursement of costs or expenses if, following a change in control, he must relocate his principal residence. Neither the execution and delivery of the merger agreement between Dime and HUB nor the consummation of the transactions contemplated by the merger agreement will constitute a change in control under Mr. Neilson's agreement.

      If any of the compensation and other benefits payable to Mr. Neilson under his agreement results in additional tax under section 4999 of Internal Revenue Code, Dime United will make an additional payment so as to provide Mr. Neilson with the benefits he would have received in the absence of such tax.

PENSION PLANS

     The monthly retirement benefit for executives under the Employees Retirement Plan of Hudson United Bancorp, Inc. (the "PLAN") will generally be equal to the product of (a) 1% of the employee's base average annual monthly earnings (based on the highest five years of service) plus 1/2% of the employee's base average monthly earnings (based on the highest 5 years of service) in excess of the average Social Security taxable wage base, multiplied by (b) the years of credited service. Retirement benefits normally commence when an employee reaches age 65, but early retirement without reduction in benefit may be taken when an employee's age plus years of service equals 85.

     In the Plan, compensation in the form of a bonus is excluded from benefit calculations. Thus, for each Named Officer, only the amounts which are shown each year under the heading "Salary" in the Summary Compensation Table in this Proxy Statement are covered. The Plan also provides for disability pension benefits.

     As of January 1, 1996, Hudson United Bancorp adopted a Supplemental Employee Retirement Plan ("SERP"). The SERP provides a pension benefit which, in large part, makes up the amount of the benefits which cannot be provided under the Plan as a result of the limit on the amount of compensation which can be taken into account under Section 401(a)(17) of the Code ($160,000 in 1998 and indexed for inflation in subsequent years) and the amount of benefits payable under Section 415 of the Code. Unlike the Plan, the SERP covers salary and one-third of incentive compensation. The benefit is payable as a single life annuity and 100% survivor benefits are paid for the life of the designated beneficiary. Kenneth Neilson is the only person who has been designated as a participant under the SERP. Hudson United Bancorp has purchased life insurance to fund the benefit.

     The following table shows an employee's estimated annual retirement benefit from the Plan and the SERP combined, assuming retirement at age 65 for an individual reaching such age before January 1, 2000 and assuming a straight life annuity benefit, for the specified compensation levels and years of service. Except for Mr. Neilson, the amounts in the table below are limited under Section 401(a)(17) of the Code, as described in the preceding paragraph. The benefits listed in the table are not subject to any deduction for social security or other offset amounts. Mr. Neilson has approximately 16 years of credited service under the pension plan as of January 1, 2000 and, at age 65, would have 31 years of credited service. Ms. Van Borkulo-Nuzzo has approximately 33 years of credited service under the pension plan as of January 1, 2000, and, at age 65, would have approximately 49 years of credited service. Mr. Shara has approximately 19 years of credited service as of January 1, 2000 and, at age 65, would have 42 years of credited service. Mr. McIwain has 8 years of credited service as of January 1, 2000 and, at age 65, would have approximately 11 years of credited service. Ms. Staudmyer has approximately 2 years of credited service as of January 1, 2000 and at age 65, would have approximately 24 years of credited service.

                               PENSION PLAN TABLE
                               ------------------

           SALARY                                           YEARS OF SERVICE

                                    15                  20               25             30                  35
                                    --                  --               --             --                  --
           $125,000              $25,645            $34,193          $42,742          $51,290            $59,838
           $150,000              $31,270            $41,693          $52,117          $62,540            $72,963
           $200,000              $42,520            $56,693          $70,867          $85,040            $99,213
           $250,000              $53,770            $71,693          $89,617         $107,540           $125,463
           $300,000              $65,020            $86,693         $108,367         $130,040           $151,713
           $350,000              $76,270           $101,693         $127,117         $152,540           $177,963
           $400,000              $87,520           $116,693         $145,867         $175,040           $204,213
           $450,000              $98,770           $131,693         $164,617         $197,540           $230,463
           $500,000             $110,020           $146,693         $183,367         $220,040           $257,713
           $550,000             $121,270           $161,693         $202,117        $242,5j40           $283,963
           $600,000             $132,520           $176,693         $220,867         $265,040           $309,213