Form 10-K/A
period 1999-12-31
HUDSON UNITED BANCORP
filed 2000-03-31
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                        AMENDMENT NO. 1 TO FORM 10-K

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

      HUB issued a substantially identical option to Dime, which if it were to be triggered would allow Dime to purchase up to 8,283,253 shares of HUB common stock on similar terms, and with an exercise price of $29.25.

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

In 1997, Hudson United established a directly owned subsidiary called HUB Mortgage Investments, Inc. At December 31, 1999, this wholly owned subsidiary had $130 million of mortgage loans and $692 million in mortgage-related securities and operates as a real estate investment trust.

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

Certain restrictions exist regarding the ability of Hudson United to transfer funds to HUB in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. As of December 31, 1999, $614.0 million, subject to regulatory capital limitations, was available for distribution to HUB from Hudson United.

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

The following table presents a summary of the Company's average balances, the yields earned on average assets and the cost of average liabilities and stockholders' equity for the years ended December 31, 1999, 1998 and 1997 (in thousands)

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

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM II

                              INVESTMENT PORTFOLIO

                   Book Value at End of Each Reporting Period

                                                       DECEMBER 31,
                                          --------------------------------------
                                             1999          1998          1997
                                          ----------    ----------    ----------
                                                     (in thousands)
U.S. Treasury and other U.S.
    Government Agencies and
    Corporations                          $3,087,607    $3,056,717    $2,494,101
State and Political Subdivisions              27,620       106,255       106,005
Other Debt Securities                         45,348        20,784        57,828
Equity Securities                            205,951       112,200        63,422
                                          ----------    ----------    ----------
               TOTAL                      $3,366,526    $3,295,956    $2,721,356
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
                                                                                                          ===========    ===========


See Notes to Consolidated Financial Statements.

                     Hudson United Bancorp and Subsidiaries
                        Consolidated Statements of Income


YEAR ENDED DECEMBER 31, (IN THOUSANDS, EXCEPT PER SHARE DATA)                                     1999           1998         1997
------------------------------------------------------------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans                                                                                           $ 428,523    $ 422,859    $ 420,428
Investment securities                                                                             209,941      189,791      184,638
Other                                                                                               6,112       12,673       10,569
                                                                                                ---------    ---------    ---------
                                                                TOTAL INTEREST AND FEE INCOME     644,576      625,323      615,635
                                                                                                ---------    ---------    ---------
INTEREST EXPENSE:

Deposits                                                                                          190,735      228,335      233,580
Borrowings                                                                                         88,902       47,907       37,864
Subordinated and other debt                                                                        21,873       20,231       17,647
                                                                                                ---------    ---------    ---------
                                                                       TOTAL INTEREST EXPENSE     301,510      296,473      289,091
                                                                                                ---------    ---------    ---------
                                                                          NET INTEREST INCOME     343,066      328,850      326,544
PROVISION FOR POSSIBLE LOAN LOSSES                                                                 52,200       35,607       24,442
                                                                                                ---------    ---------    ---------
                                                            NET INTEREST INCOME AFTER PROVISION
                                                                        FOR POSSIBLE LOAN LOSSES  290,866      293,243      302,102
                                                                                                ---------    ---------    ---------
NONINTEREST INCOME:

Trust department income                                                                             4,574        4,472        4,190
Service charges on deposit accounts                                                                27,576       27,314       28,031
Securities (losses) gains                                                                          (1,164)       4,474        9,445
Loss on assets held for sale                                                                           --      (23,303)          --
Credit card fee income                                                                             22,128       12,353        9,504
Other income                                                                                       35,584       26,713       19,256
                                                                                                ---------    ---------    ---------
                                                                     TOTAL NONINTEREST INCOME      88,698       52,023       70,426
                                                                                                ---------    ---------    ---------

NONINTEREST EXPENSE:

Salaries                                                                                           81,205       84,005       87,024
Pension and other employee benefits                                                                21,544       23,239       28,201
Occupancy expense                                                                                  24,927       24,784       23,292
Equipment expense                                                                                  14,681       11,317       11,620
Deposit and other insurance                                                                         3,521        3,118        3,520
Outside services                                                                                   48,805       34,819       33,365
Other real estate owned expense                                                                        90        3,337        5,590
Amortization of intangibles                                                                        14,870       12,105       10,446
Other                                                                                              29,613       35,721       36,410
Merger related and restructuring costs                                                             32,031       69,086          --
                                                                                                ---------    ---------    ---------
                                                                    TOTAL NONINTEREST EXPENSE     271,287      301,531      239,468
                                                                                                ---------    ---------    ---------
                                                                   INCOME BEFORE INCOME TAXES     108,277       43,735      133,060
PROVISION FOR INCOME TAXES                                                                         38,939       16,984       49,065
                                                                                                ---------    ---------    ---------
                                                                                   NET INCOME   $  69,338    $  26,751    $  83,995
                                                                                                =========    =========    =========

EARNINGS PER SHARE:

Basic                                                                                           $    1.33    $    0.50    $    1.55
Diluted                                                                                         $    1.30    $    0.49    $    1.48

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic                                                                                              52,241       53,380       53,488
Diluted                                                                                            53,242       55,153       56,508



See Notes to Consolidated Financial Statements.

                     Hudson United Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income

YEAR ENDED DECEMBER 31,  (IN THOUSANDS)                                                            1999         1998       1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     NET INCOME   $ 69,338    $ 26,751    $ 83,995
                                                                                                  ========    ========    ========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Unrealized securities losses (gains) arising during period                                        $(54,364)   $  8,508    $ 15,635
Less: reclassification for losses (gains) included in net income                                       757      (2,858)     (5,755)
                                                                                                  --------    --------    --------
Other comprehensive income (loss)                                                                  (53,607)      5,650       9,880
                                                                                                  --------    --------    --------
                                                                           COMPREHENSIVE INCOME   $ 15,731    $ 32,401    $ 93,875
                                                                                                  ========    ========    ========


See Notes to Consolidated Financial Statements.

Hudson United Bancorp and Subsidiaries - Consolidated Statements of Changes in Stockholders' Equity FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                                           CONVERTIBLE
                                                          PREFERRED STOCK              COMMON STOCK              ADDITIONAL
                                                        ------------------         ----------------------         PAID-IN
(IN THOUSANDS, EXCEPT SHARE DATA)                       SHARES       AMOUNT        SHARES          AMOUNT         CAPITAL
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                           490,135    $     4,126     47,508,148    $    84,470    $   400,627
===============================================================================================================================
Net income                                                  --             --             --             --             --
Cash dividends common                                       --             --             --             --             --
Cash dividends preferred                                    --             --             --             --             --
3% Stock Dividend                                           --             --        321,046            570          9,859
Stock Dividend of acquired company                          --             --        231,905            412          5,931
Preferred Stock Dividend                                36,048             13             --             --            454
Preferred Stock Offering                                13,477              5             --             --            101
Shares issued for:
    Stock options exercised                                 --             --         68,852            122         (5,956)
    Warrants exercised                                      --             --             --             --            (48)
    Dividend reinvestment and stock reinvestment
    plan                                                    --             --         10,294             18            292
    Preferred stock conversion                        (524,792)        (4,014)       175,152            311        (36,645)
    Redemption of Preferred Stock                      (13,618)            (5)           979              2           (140)
    Acquire minority interest                               --             --        470,659            837          7,917
Cash in lieu of fractional shares                           --             --             --             --            (97)
Purchase of treasury stock                                  --             --             --             --             --
Effect of compensation plans                                --             --         18,589             34          1,372
Other comprehensive income                                  --             --             --             --             --
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             1,250    $       125     48,805,624    $    86,776    $   383,667
===============================================================================================================================
Net income                                                  --             --             --             --             --
IBSF Fiscal Year Adjustment                                 --             --             --             --             --
Cash dividends common                                       --             --             --             --             --
3% Stock Dividend                                           --             --         82,629            147            270
Stock dividend of acquired company                          --             --      4,057,468          7,214         (3,067)
Shares issued for:
    Stock options exercised                                 --             --        582,159          1,035         (6,282)
    Warrants exercised                                      --             --          7,158             13            (97)
    Dividend reinvestment and stock
    reinvestment plan                                       --             --          4,893              9            161
    Preferred stock conversion                            (750)           (75)        16,608             30           (130)
Cash in lieu of fractional shares                           --             --             --             --           (212)
Other transactions                                          --             --          3,750              7             (7)
Purchase of treasury stock                                  --             --             --             --             --
Issue & retirement of treasury stock                        --             --       (989,058)        (1,759)       (18,930)
Effect of compensation plans                                --             --           (783)            (2)         5,248
Other comprehensive income                                  --             --             --             --             --
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                               500    $        50     52,570,448    $    93,470    $   360,621
===============================================================================================================================
Net income                                                  --             --             --             --             --
Cash dividends common                                       --             --             --             --             --
3% Stock Dividend                                           --             --        159,131            283          2,890
Shares issued for:
    Stock options exercised                                 --             --        590,164          1,050         (7,868)
    Warrants exercised                                      --             --             --             --           (182)
    Dividend reinvestment and stock reinvestment
    plan                                                    --             --         11,742             21            276
    Preferred stock conversion                            (500)           (50)            --             --           (478)
Cash in lieu of fractional shares                           --             --             --             --            (22)
Other transactions                                          --             --         (2,106)            (4)             4
Purchase of  treasury stock                                 --             --             --             --             --
LFB acquisition                                             --             --             --             --             --
Issue & retirement of treasury stock                        --             --     (1,139,576)        (2,026)       (32,853)
Effect of compensation plans                                --             --             --             --          4,285
Other comprehensive loss                                    --             --             --             --             --
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                --    $        --     52,189,803    $    92,794    $   326,673
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

                                                              Year Ended
                                                             December 31,
                                                     ---------------------------
                                                      1999      1998      1997
                                                     ---------------------------
Basic Earnings Per Share

Net income                                           $69,338   $26,751   $83,995
Less: Preferred stock dividends                           --        --     1,117
                                                     ---------------------------
Net income available to common stockholders          $69,338   $26,751   $82,878
Weighted average common shares outstanding            52,241    53,380    53,488

Basic Earnings Per Share                             $  1.33   $  0.50   $  1.55
                                                     ===========================

Diluted Earnings Per Share

Net income                                           $69,338   $26,751   $83,995
Less: Preferred stock dividends                           --        --       467
                                                     ---------------------------
Net income available to common stockholders          $69,338   $26,751   $83,528

Weighted average common shares outstanding            52,241    53,380    53,488

Effect of Dilutive Securities:
    Convertible Preferred Stock                           --        23     1,038
    Warrants                                              --        23        38
    Unearned MRP                                          --        --       180
    Stock Options                                      1,001     1,727     1,764
                                                     ---------------------------
                                                     $53,242    55,153    56,508

Diluted Earnings Per Share                           $  1.30   $  0.49   $  1.48
                                                     ===========================

(17) RESTRICTIONS ON BANK DIVIDENDS, LOANS OR ADVANCES

Certain restrictions exist regarding the ability of Hudson United to transfer funds to the Company in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. As of December 31, 1999, $614.0 million, subject to regulatory capital limitations, was available for distribution to the Company from Hudson United.

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

      (4d) Indenture dated as of June 19, 1998 between HUBCO, Inc. and The Bank of New York as Trustee for $50,000,000 7.65% Junior Subordinated Debentures due 2028. (Incorporated by reference from the Company's Current Report on Form 8-K dated June 26, 1998.)

      (10a) The agreement and Plan of Merger between Hudson United Bancorp and Dime Bancorp, Inc. as amended and restated on December 27, 1999.

      (10b) The Stock Option Agreement between Dime Bancorp, Inc. and Hudson United Bancorp dated September 16, 1999 (Incorporated by reference from the Company's filing on Form 8-K dated September 24, 1999, Exhibit (99.2)).

      (10c) The Stock Option Agreement between Hudson United Bancorp and Dime Bancorp, Inc. dated September 16, 1999 (Incorporated by reference from the Company's filing on Form 8-K dated September 24, 1999, Exhibit (99.3)).

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

      (10v) Employment Agreement with Kenneth T. Neilson dated September 14, 1999, entered into in conjuction with the Hudson United - Dime Bancorp, Inc. Merger Agreement.

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

                                               HUDSON UNITED BANCORP

                                               By:/s/ CHRIS A. MCFADDEN
                                                  ----------------------
                                                  Chris A. McFadden
                                                  Senior Vice President
                                                  and Chief Financial Officer


Dated:  March 31, 2000