Form 10-K/A
period 1999-12-31
HUDSON UNITED BANCORP
filed 2000-07-20
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1999
                                       OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from _____________ to _____________
                         Commission file number 0-10699
                              Hudson United Bancorp
     ----------------------------------------------------------------------

                  New Jersey                                    22-2405746
----------------------------------------------------        --------------------
(State or other jurisdiction of Incorporation or            (I.R.S. Employer
                 organization)                               Identification No.)

        1000 MacArthur Boulevard
           Mahwah, New Jersey                                      07430
----------------------------------------------------         ------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (201) 236-2600
--------------------------------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
-------------------------------------------------------------------------------
                                      None
-------------------------------------------------------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
-------------------------------------------------------------------------------


 Common Stock, no par value                      Series B Preferred Stock
 -----------------------------        -----------------------------------------
      (Title of Class)                               (Title of Class)
 -----------------------------

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 27, 2000 was $1,029,830,711.

       The number of shares of Registrant's Common Stock, no par value, outstanding as of March 27, 2000 was 51,652,951.

                              Hudson United Bancorp

                            Form 10-K/A Annual Report
                   For The Fiscal Year Ended December 31, 1999

This amendment on Form 10-K/A amends Items 11 and 13 of Part III and Exhibit 21 and is being filed to correct certain information relating executive compensation, disclose additional related party transactions and include additional subsidiaries of Hudson United Bank ("HUB"), acquired in the JeffBanks, Inc. and Southern Jersey Bancorp of Delaware, Inc. transactions.

                                    PART III

ITEM 11.           EXECUTIVE COMPENSATION

         Executive compensation is described below in the tabular format mandated by the Securities and Exchange Commission ("SEC").

                           SUMMARY COMPENSATION TABLE

         The following table summarizes all compensation earned in the past three years for services performed in all capacities for Hudson United Bancorp (the "Corporation" or "Hudson United Bancorp") and its subsidiaries, with respect to the Named Officers.


                           Summary Compensation Table


                                                                              Long Term Compensation
                                                                              ----------------------
                           Annual Compensation Awards
                           --------------------------

                                                                                            Securities
                                                                             Restricted     Underlying     All Other
   Name and Principal                                                          Stock         Options/     Compensation
        Position                Year        Salary ($)      Bonus ($)      Award (s)(1) $    SARs(#)        (2) ($)
        --------                ----        ----------      ---------      --------------    -------        -------
Kenneth T. Neilson,             1999         450,000        450,000           521,250           -0-          18,542
Chairman, President &           1998         390,000        390,000           537,500           -0-          10,171
CEO, the Corporation &          1997         365,000        365,000           236,688        46,000          19,643
HUB

D. Lynn Van                     1999         210,000        105,000           260,625           -0-          14,509
Borkulo-Nuzzo, EVP &            1998         200,000        100,000           268,750           -0-          13,578
Corporate Secretary, the        1997         185,000         92,500            67,625        12,500          15,237
Corporation & HUB

Thomas J. Shara, Jr. EVP        1999         210,000        105,000           260,625           -0-          11,973
& Senior Loan Officer of        1998         190,000         95,000           268,750           -0-           8,371
the Corporation & HUB           1997         170,000         32,500               -0-        10,000          12,678

John McIlwain, EVP              1999         185,000         92,500           260,625           -0-          16,575
& Chief Credit Officer,         1998         155,803         85,000           134,375         5,000          10,799
the Corporation & HUB           1997         169,615        85,000                -0-           -0-           7,924

Susan M. Staudmyer,             1999         210,000        105,000           260,625           -0-          16,130
EVP, Retail Banking ,           1998         142,326        108,100           268,750        16,105           7,931
the Corporation & HUB (3)       1997           5,769            -0-               -0-           -0-             -0-



-----------------------
Notes:

(1) The dollar amounts listed represent the number of shares of restricted stock granted, multiplied by the fair market value of each share of stock on the date of the grant. Cash dividends are paid directly to the officer holding the restricted stock but stock dividends are added to the restricted stock and are subject to the same restrictions. The number of shares reflected has been adjusted for the 3% stock dividend effected December 1, 1997, the 3% stock dividend effected September 1, 1998 and the 3% stock dividend effected December 1, 1999. As of December 31, 1999, Mr. Neilson, Ms. Van Borkulo-Nuzzo, Mr. Shara, Mr. McIlwain, and Ms. Staudmyer held 20,000, 10,000, 10,000, 15,150 and 20,300 shares of restricted stock, respectively, with aggregate values of $521,200, $260,000, $260,000, $398,884, and $529,018, respectively.

(2) All amounts in this column represent employer contributions to 401(k) plans on behalf of the Corporation Named Officers, premiums for life insurance in excess of $50,000 and income attributable to use of a company provided vehicle.

(3) Ms. Staudmyer first worked for the Corporation from December 31, 1996 to February 11, 1997. She rejoined the organization on April 13, 1998. Information with respect to Ms. Staudmyer's compensation in 1997 and 1998 represents (non-annualized) amounts actually paid.


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


                          Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                 Number of
                                                                                 Securities              Value of
                                                                                 Underlying             Unexercised
                                                                                Unexercised            In-the-Money
                                                                                Options/SARs           Options/SARs
                                                                               at FY-End (#)         at FY-End ($)(1)
                                                                               -------------         ----------------
                                   Shares
                            Acquired on Exercise           Value                Exercisable/           Exercisable/
Name                                 (#)                Realized ($)           Unexercisable           Unexercisable
--------------------------- ---------------------- ----------------------- ----------------------- ----------------------
Kenneth T. Neilson                   -0-                    -0-                 174,463/103           $1,777,085/-0-
D. Lynn Van Borkulo-Nuzzo            -0-                    -0-                  67,043/103            $758,448/-0-

Thomas J. Shara                      -0-                    -0-                  69,695/103            $833,245/-0-
John F. McIlwain                   13,111                 256,594                 0/10,712                -0-/-0-
Susan M. Staudmyer                   -0-                    -0-                   0/16,015                -0-/-0-


-----------------------

NOTES:

(1) Options are "in the money" if the fair market value of the underlying security exceeds the exercise price of the option at year-end.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

         Under the Corporation's restricted stock plan, each share of stock awarded is subject to a "Restricted Period" of from two to ten years, as determined by the committee administering the plan when it awards the shares. Effective upon the date of grant, the officer or employee is entitled to all the rights of a shareholder with respect to the shares, including dividend and voting rights. However, if a share recipient leaves the employment of the Corporation or its subsidiaries during the Restricted Period for any reason, his or her shares may be forfeited to the Corporation. Upon the occurrence of a change in control of the Corporation, every Restricted Period then in existence with a remaining term of five years or less will automatically expire.

         Under the Corporation 1999 Stock Option Plan, options are granted with a term not to exceed ten years from the grant date. Each option is granted with a vesting schedule as determined by the Stock Committee. In the event of a change in control, as defined in the Plan, any option that has not vested, as of the date of the change in control, becomes fully vested.

         As of January 1, 1997, the Corporation entered into change in control agreements with Mr. Neilson, Ms. Van Borkulo-Nuzzo, Mr. Shara and Mr. McIlwain. As of August 16, 1999, the Corporation entered into a change in control agreement with Ms. Staudmyer. The Agreements generally provide that in the event of a Change in Control, the Executives would be entitled to be employed for a period of three years and each would be entitled to substantially the same title, same salary and same benefits as existed prior to the change in control or the Executive would be entitled to certain severance payments and benefits. These agreements do not become effective unless there is a change in control and then remain three years after a change in control (two years in the case of Mr. McIlwain and Ms. Staudmyer). Prior to a change in control, unless the Corporation stops their automatic renewal, the agreements are for two year "evergreen" terms (one year in the case of Mr. McIlwain and Ms. Staudmyer).

         Each agreement defines "change in control" to mean any of the following: (i) the acquisition of beneficial ownership by any person or group of 25% or more of the Corporation's voting securities or all or substantially all of its assets; (ii) the merger consolidation or combination (a "merger") with an unaffiliated entity unless following the merger the Corporation's directors constitute 50% or more of the directors of the combined entity and the Corporation's CEO is the CEO of the surviving entity; or (iii) during any two consecutive calendar years individuals who were directors of the Corporation at the start of the period cease to constitute two-thirds of the directors unless the election of the directors was approved by the vote of two-thirds of the directors then in office; or (iv) the transfer of all or substantially all of the Corporation's assets.

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

         The completion of the Dime-Hudson United Bancorp merger will constitute a change in control under the terms of the Corporation's option and restricted stock plans, and, except for Mr. Neilson's contract, the employment agreements described above.

         Concurrently with the execution of the Dime-Hudson United Bancorp merger agreement, the Corporation entered into a new employment agreement with Mr. Neilson, which primarily contains substantive changes to Mr. Neilson's employment arrangement that would take effect after completion of the
Dime-Hudson United Bancorp merger. The term of Mr. Neilson's agreement would extend to December 31, 2004. Following the completion of the merger, Dime United will assume the obligations of the Corporation under Mr. Neilson's employment agreement, and Mr. Neilson will serve as President and Chief Operating Officer of each of Dime United and DimeBank. Mr. Neilson's employment agreement also provides that he will succeed Mr. Lawrence Toal on December 31, 2002, or earlier if Mr. Toal leaves office earlier, as Chairman of the Board and Chief Executive Officer of those entities. The terms of Mr. Neilson's employment after the merger are as follows:

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

         Based on a 56% Dime/44% the Corporation weighted average of volatility and an assumed January 31, 2000 grant date, the Black Scholes value of Mr. Neilson's stock option grant would be $1,276,275. Based on the January 31, 2000 closing price of the Corporation stock, his restricted shares would be valued at $2,336,500.

         Mr. Neilson also will participate in Dime United's SERP, with a pension goal of not less than 50% of average compensation, offset by benefits received under other defined benefit plans, including plans of the Corporation, such as the Corporation Supplemental Employees' Retirement Plan. Under the terms of Dime United's SERP, Mr. Neilson will receive credit for his years of service at the Corporation. As of the date of this document, Mr. Neilson had completed 16 years of service with the Corporation, which will result in his benefit under the SERP being 100% vested at the completion of the merger.

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

         If during the term of his agreement and following a change in control, as defined in his agreement, of Dime United, Mr. Neilson's employment is involuntarily terminated other than for cause, or he terminates his employment after a material change, he will be entitled to receive the benefits described above with respect to an involuntary termination of his employment and additional benefits, including continued medical coverage for him and his spouse for the remainder of their lives and, instead of the lump sum described above, a lump sum equal to three times his rate of annual salary and target bonus, or average actual bonus, if greater. In addition, Mr. Neilson may receive reimbursement of costs or expenses if, following a change in control, he must relocate his principal residence. Neither the execution and delivery of the merger agreement between Dime and the Corporation nor the consummation of the transactions contemplated by the merger agreement will constitute a change in control under Mr. Neilson's agreement.

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

         In the Plan, compensation in the form of a bonus is excluded from benefit calculations. Thus, for each Named Officer, only the amounts that are shown each year under the heading "Salary" in the Summary Compensation Table are covered. The Plan also provides for disability pension benefits.

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


             Pension Plan Table

  Salary                                    Years of Service
  ------                                    ----------------
                           15                  20               25             30                 35
                           --                  --               --             --                 --
  $125,000              $25,645            $34,193          $42,742          $51,290           $59,838
  $150,000              $31,270            $41,693          $52,117          $62,540           $72,963
  $200,000              $42,520            $56,693          $70,867          $85,040           $99,213
  $250,000              $53,770            $71,693          $89,617         $107,540          $125,463
  $300,000              $65,020            $86,693         $108,367         $130,040          $151,713
  $350,000              $76,270           $101,693         $127,117         $152,540          $177,963
  $400,000              $87,520           $116,693         $145,867         $175,040          $204,213
  $450,000              $98,770           $131,693         $164,617         $197,540          $230,463
  $500,000             $110,020           $146,693         $183,367         $220,040          $256,713
  $550,000             $121,270           $161,693         $202,117         $242,540          $282,963
  $600,000             $132,520           $176,693         $220,867         $265,040          $309,213


         Compensation Committee Interlocks and Insider Participation

         Various aspects of the compensation of the Hudson United Bancorp executive officers are determined by the Compensation Committee.

         The Compensation Committee members are: Charles F.X. Poggi, Chairman, Robert J. Burke, Joan David, W. Peter McBride and John H. Tatigian, Jr.

         Mr. Neilson serves on the Board of Directors of Hudson United Bancorp and is an officer of Hudson United Bancorp. Mr. Neilson absented himself from all discussions and abstained from all voting with respects to his own compensation.

         Charles F.X. Poggi, who is the Chairman of the Compensation Committee and is involved in setting executive compensation, is President of Poggi Press, a general printing company. During 1999 Poggi Press was paid $677,321 for printing work for Hudson United Bancorp and its subsidiaries. Management believes the terms and a condition of the transactions with Poggi Press to be equivalent to terms available from an independent third party.

         W. Peter McBride, who is on the Compensation Committee, and is involved in setting executive compensation, is affiliated with McBride Corporate Real Estate. McBride Corporate Real Estate was retained to assist in the sale and/or leasing of various Hudson United Bancorp properties and in doing so earned commissions of approximately $584,273 in 1999. Management believes the terms and a condition of the transactions with McBride Corporate Real Estate to be equivalents to terms available from an independent third party.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Compensation Committee Interlocks and Insider Participation

         Various aspects of the compensation of the Hudson United Bancorp executive officers are determined by the Compensation Committee.

         The Compensation Committee members are: Charles F.X. Poggi, Chairman, Robert J. Burke, Joan David, W. Peter McBride and John H. Tatigian, Jr.

         Mr. Neilson serves on the Board of Directors of Hudson United Bancorp and is an officer of Hudson United Bancorp. Mr. Neilson absented himself from all discussions and abstained from all voting with respects to his own compensation.

         Charles F.X. Poggi, who is the Chairman of the Compensation Committee and is involved in setting executive compensation, is President of Poggi Press, a general printing company. During 1999 Poggi Press was paid $677,321 for printing work for Hudson United Bancorp and its subsidiaries. Management believes the terms and a condition of the transactions with Poggi Press to be equivalent to terms available from an independent third party.

         W. Peter McBride, who is on the Compensation Committee, and is involved in setting executive compensation, is affiliated with McBride Corporate Real Estate. McBride Corporate Real Estate was retained to assist in the sale and/or leasing of various Hudson United Bancorp properties and in doing so earned commissions of approximately $584,273 in 1999. Management believes the terms and a condition of the transactions with McBride Corporate Real Estate to be equivalents to terms available from an independent third party.

         Certain Transactions with Management

         HUB has  made in the  past  and,  assuming  continued  satisfaction  of generally applicable credit standards, expects to continue to make, loans to directors, executive officers and their associates (i.e., corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of 10% or more). These loans have all been made in the ordinary course of the banking business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or other unfavorable features. Directors, executive officers and their associates did not during 1999 or through March 31, 2000, borrow from HUB an amount in excess of 10% of the bank's equity capital for any one director or executive officer (together with their associates) or an amount in excess of 20% of the bank's equity capital for all directors and executive officers and their associates as a group.

         Prior to the Corporation's acquisition of JeffBanks, Inc. and its subsidiary banks, Jefferson Bank PA and Jefferson Bank New Jersey (collectively "JeffBanks"), JeffBanks entered into leases with related parties. The Corporation has not formed an opinion as to whether or not the rental paid for these leases is comparable to the rental that would have been required by unrelated parties in similar commercial transactions for similar locations.

         In January 1998, JeffBanks entered into a 10-year lease (with three five-year renewal options) for 12,943 square feet (increasing to 17,328 square feet in May 1999) of office space at 1845 Walnut Street. 1845 Walnut Street is owned by a partnership, one of whose partners is a limited partnership of which subsidiaries of Resource America, Inc. ("RAI") are the general and limited partners. Edward E. Cohen, husband of Director Betsy Z. Cohen, is an executive, officer, and principal shareholder and director of RAI. JeffBanks also leased 2,164 square feet on the first floor of 1845 Walnut Street pursuant to a September 1996 lease with a ten-year term and two five-year renewal options. In 1999, annual rent under the two leases aggregated $378,183. Resource Asset Investment Trust ("RAIT") (of which Director Cohen is Chairman and Director of RAIT and RAI is a 13.4% shareholder) has occupied approximately 1,334 square feet of the Bank-leased 1845 Walnut property and has utilized the phone system, utilities and cleaning services provided by the Bank since the inception of the lease pursuant to a sublease. The Bancorp.com, Inc. also has occupied approximately 1,534 square feet of the Bank-leased 1845 Walnut property and has utilized the phone system, utilities and cleaning services since sometime in 1999. The Bancorp.com, Inc. is a corporation that was organized to act as the bank holding company for a bank being formed to operate as an Internet only bank. Edward E. Cohen, the husband of Director Cohen, is the Chairman of Bancorp.com, and Daniel G. Cohen, Director Cohen's son, is the President and Chief Executive Officer. Edward Cohen and two sons, Daniel and Jonathan, own an aggregate of 6.7% of Bancorp.com, RAI owns 9.8% and Director William H. Lamb owns 3.2%. RAIT and Bancorp.com are expected to vacate the premises by September 30, 2000. At the outset of the sublease, RAIT was required to pay JeffBanks $96,167 for tenant improvements. At the termination of the sublease, Hudson United Bancorp will be obligated to return the unamortized portion of the tenant improvements payment.

         JeffBanks leased facilities consisting of 10,045 square feet, plus basement space, at 1607-1609 Walnut Street from Jefferson Associates II. Jefferson Associates II is a Pennsylvania limited partnership, the partners of which are comprised principally of persons who were related to JeffBanks as officers, directors or legal counsel. Director Cohen's husband and Patricia K. Lamb, the wife of Director Lamb, are limited partners of Jefferson Associates
II. A lease was executed in December 1985 and amended effective April 1988 to include the 1609 Walnut Street space. As amended, the lease provides for a twenty-year term, with a five-year renewal option. The amended lease provides for a minimum rent and yearly escalations based upon increases in the cost of living, with a minimum increase of 3% and a maximum increase of 7% in any year. In addition, under the terms of the lease, the tenant is responsible for payment of taxes, utilities and insurance on the building. In 1999, the rent was $152,216 per annum. The new minimum rent for 2000 is $212,843. Pursuant to a sublease agreement dated July 2, 1998, the second floor of the building (consisting of 4,145 square feet) was sublet by JeffBanks to Brandywine Construction & Management, Inc., an affiliate of Director Cohen's husband. The sublease term runs from April 10, 1998 to April 9, 2001 with three three-year options to renew at 95% of market rent for the space. Initial base rent on the sublease was $49,776 per year, plus taxes, electricity allowance of $1,025 per month and 2% CPI increases. By letter dated August 12, 1998, JeffBanks and Brandywine added the 2,000 square foot mezzanine and 500 square foot of storage space to the sublease. The sublease consists of 61% of the space and 24% of the total rent payable to the landlord. Base rent under the sublease is presently $51,828 annually and the utility reimbursement is $1,025 per month.

         JeffBanks leased premises for the Manayunk branch office consisting of 2,426 square feet from Canal House Historic Associates, a Pennsylvania limited partnership which is an affiliate of Director Cohen. The initial term of the lease expired on May 31, 1995, whereupon JeffBanks exercised the first of three five-year renewal options. The second renewal term commenced effective June 1, 2000 and will expire May 31, 2005. During the second and third renewal terms, base rent is defined as the prevailing market rent, provided that the minimum annual rent payable during the second renewal term is $48,520 and during the third renewal term is $53,372. The maximum annual rent in any renewal period cannot exceed 120% of the rent paid at the expiration of the prior period. In 1999, base rent of $46,094 was paid. On June 12, 2000 notice was received that rent for the current period will be 120% of the prior rent paid, or $55,313.

         JeffBanks leased its Haddon Heights branch office consisting of 4,844 square feet leased from Jefferson Associates NJ, L.P., a New Jersey limited partnership in which Director Cohen and her husband are limited partners. The lease provides for a term expiring March 1, 2001. In 1999, $133,860 was paid under the Lease.

         Hudson  United  Bancorp  entered  into  certain  transactions  with The
Bancorp.com, Inc. during 1999 and 2000. For $922,820, Hudson United Bancorp purchased 92,280 shares (4.9% of the outstanding shares) of Bancorp.com common stock, and a warrant entitling it to purchase an additional 92,280 shares at $10.00 per share. Bancorp.com sold common stock, without matching warrants, to other investors in its initial stock offering at $10.00 per share. For $955,638, HUB sold to Bancorp.com a number of items of used equipment and assigned certain related software licenses. The purchase price was set at the book value (and in some cases, the original purchase price) of the items of equipment, and Bancorp.com assumed HUB's obligations under the licenses. The equipment was acquired by Hudson United Bancorp in the JeffBanks merger. HUB management expected to dispose of the equipment for substantially less consideration if it had not sold it to Bancorp.com. In addition, Bancorp.com, with HUB's permission, offered employment to a number of former JeffBanks employees and obtained, for HUB's benefit, releases by those employees of claims for severance compensation.

         HUB has agreed in principle to sell its motor vehicle financing and direct leasing business located in Crofton, Maryland, to Bancorp.com. The purchase price for the portfolio is to be its net book value as of the closing date. Had the transaction closed on March 31, 2000, the purchase price would have been approximately $22 million. Bancorp.com has not received FDIC approval for its bank subsidiary, and the parties do not anticipate entering into a binding agreement relating to the sale until such time as the bank's FDIC charter is issued.

         HUB is reviewing whether all lease payments and reimbursements due to HUB from RAIT, Bancorp.com and Brandywine have been paid in full.

         Effective March 31, 2000, Director Cohen terminated her employment as an officer of Hudson United Bancorp and its subsidiaries. The employment agreement between her and the Corporation (as successor to JeffBanks) was terminated, except that the Corporation retained certain of its obligations to Director Cohen, including the obligation to make "gross-up payments" if Section 280G of the Code applies to certain payments or benefits received by Director Cohen (although neither party expects this to be the case). The Corporation paid Director Cohen $1,200,000 in satisfaction of her severance benefits under the employment agreement.

         In March, 2000, the Corporation entered into a two year Consulting Agreement with Interfinancial Consulting, Inc., a corporation affiliated with Director Cohen. Pursuant to that agreement, Interfinancial may be required to perform up to 600 person hours of consulting during the term. Under the agreement, Interfinancial was paid $425,000 at the contract commencement and is to be paid an additional $425,000 early in 2001.

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

        (4a) Indenture dated as of January 14, 1994, between HUBCO, Inc. and Summit Bank as Trustee for $25,000,000 7.75% Subordinated Debentures due 2004. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit (4)).

        (4b) Indenture dated as of September 13, 1996, between HUBCO, Inc. and Summit Bank as Trustee for $75,000,000 8.20% Subordinated Debentures due 2006. (Incorporated by reference from the Company's Current Report on Form 8-K dated September 18, 1996.)

        (4c) Indenture dated as of January 31, 1997, between HUBCO, Inc. and The Bank of New York as Trustee for $50,000,000 8.98% Junior Subordinated Debentures due 2027. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1997.)

        (4d)          Indenture dated as of June 19, 1998,  between HUBCO,  Inc.
                      and The Bank of New York as Trustee for $50,000,000 7.65% Junior Debentures due 2028. (Incorporated by reference from the Company's Current Report on Form 8-K dated June 26, 1998.)

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

        (10d) Change in Control, Severance and Employment Agreement with Susan Staudmyer dated August 16, 1999.

        (10e)         The  Agreement  and Plan of Merger  dated  June 28,  1999, among Hudson United Bancorp, Hudson United Bank, JeffBanks, Inc., Jefferson Bank, and Jefferson Bank of New Jersey. (Incorporated by reference from the Company's filing on Form 8-K/A dated June 30, 1999, Exhibit (99.1)).

        (10f) The Stock Option Agreement dated June 28, 1999, between Hudson United Bancorp and JeffBanks, Inc. (Incorporated by reference from the Company's filing on Form 8-KA dated June 30, 1999, Exhibit (99.2)).

        (10g) The Agreement and Plan of Merger dated June 28, 1999, among Hudson United Bancorp, Hudson United Bank, Southern Jersey Bancorp of Delaware, Inc., and Farmers and Merchants National Bank. (Incorporated by reference from the Company's filing on Form 8-KA dated June 30, 1999, Exhibit (99.4)).

        (10h) The Stock Option Agreement dated June 28, 1999, between Hudson United Bancorp and Southern Jersey Bancorp of Delaware, Inc. (Incorporated by reference from the Company's filing on Form 8-KA dated June 30, 1999, Exhibit (99.5)).

        (10i) Agreement and Plan Merger dated as of January 26, 1999, among HUBCO, Inc., Hudson United Bank, Little Falls Bancorp, Inc. and Little Falls Bank. (Incorporated by reference from the Company's Current Report Form 8-K dated January 28, 1999, Exhibit (99.2)).

        (10j) Stock Option Agreement dated as of January 26, 1999, between HUBCO, Inc., and Little Falls Bancorp, Inc. (Incorporated by reference from the Company's Current
                      Report  on  Form  8-K  dated  January  28,  1999,  Exhibit
                      (99.3)).

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

        (10s) Change in Control, Severance and Employment Agreement with Thomas Shara dated January 1, 1997

        (10t) HUBCO Supplemental Employees' Retirement Plan dated January 1, 1996. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

        (10u)         HUBCO,  Inc.   Directors   Deferred   Compensation   Plan.
                      (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

        (21)          List of Subsidiaries.

        (27)          Financial Data Schedule.

(b)      Reports on Form 8-K

         On December 15, 1999, Hudson United Bancorp filed a Form 8-K Item 5 (date of earliest event - November 30, 1999), containing the consolidated financial statements of Hudson United Bancorp restating Hudson United Bancorp's historical consolidated financial statements as of and for the three years ended December 31, 1998 to reflect the mergers and the acquisition of JeffBanks, Inc. and Southern Jersey Bancorp of Delaware.

         On November 24, 1999, Hudson United Bancorp filed a Form 8-K Item 5 (date of earliest event - November 16, 1999), to announce the declaration of a cash dividend of $0.25 per common share and a 3% stock dividend.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HUDSON UNITED BANCORP

                                D. LYNN VAN BORKULO-NUZZO
                            By: _________________________
                                D. Lynn Van Borkulo-Nuzzo
                                Executive Vice President

Dated:  July 19, 2000