Form 10-Q
period 2000-06-30
HUDSON UNITED BANCORP
filed 2000-08-14
CIK 703559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ________________ to ___________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each, of the issuer's classes of common stock, as of the last practicable date: 48,449,809 shares, no par value, outstanding as of August 11, 2000.

================================================================================

                              HUDSON UNITED BANCORP

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets
         At June 30, 2000 and December 31, 1999...........................   1

         Consolidated Statements of Income
         For the three-months and six-months ended
         June 30, 2000 and 1999...........................................  2-3

         Consolidated Statements of Comprehensive Income
         For the three-months and six-months ended
         June 30, 2000 and 1999...........................................   4

         Consolidated Statements of Changes in Stockholders' Equity
         For the six-months ended
         June 30, 2000 and for the Year ended December 31, 1999...........   5

         Consolidated Statements of Cash Flows
         For the six-months ended
         June 30, 2000 and 1999...........................................   6

         Notes to Consolidated Financial Statements.......................  7-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................... 13-19

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................  20

         Signatures.......................................................  21


FINANCIAL DATA SCHEDULE    ...............................................  22

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                        June 30,    December 31,
(in thousands, except share data)                         2000          1999
--------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                 $ 319,631     $ 277,558
Federal funds sold and other                                  470          --
                                                      -----------   -----------
                   TOTAL CASH AND CASH EQUIVALENTS        320,101       277,558
Investment securities available for sale,
  at market value                                         447,756     2,804,302
Investment securities held to maturity,
  at cost (market value of $517,466 and
  $541,240 for 2000 and 1999, respectively)               540,923       562,224
Assets held for sale                                    1,965,871         9,073
Loans:
     Residential mortgages                              1,545,265     1,639,578
     Commercial real estate mortgages                     987,039     1,024,844
     Commercial and financial                           1,850,537     1,766,248
     Consumer credit                                      942,464     1,029,975
     Credit card                                          171,206       209,863
                                                      -----------   -----------
                                       TOTAL LOANS      5,496,511     5,670,508
     Less: Allowance for possible loan losses             (98,165)      (98,749)
                                                      -----------   -----------
                                         NET LOANS      5,398,346     5,571,759
Premises and equipment, net                               131,500       129,720
Other real estate owned                                     3,903         3,948
Intangibles, net of amortization                          108,842       115,841
Other assets                                              192,707       211,861
                                                      -----------   -----------
                                       TOTAL ASSETS    $ 9,109,949   $ 9,686,286
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest bearing                              $ 1,205,951   $ 1,231,478
     Interest bearing                                   4,635,256     5,223,867
                                                      -----------   -----------
                                    TOTAL DEPOSITS      5,841,207     6,455,345
Borrowings                                              2,486,490     2,383,666
Other liabilities                                          21,166        70,809
                                                      -----------   -----------
                                                        8,348,863     8,909,820
Subordinated debt                                         132,000       132,000
Company-obligated mandatorily redeemable
   preferred capital securities of three
   subsidiary trusts holding solely junior
   subordinated debentures of the Company                 125,300       125,300
                                                      -----------   -----------
                                 TOTAL LIABILITIES      8,606,163     9,167,120
Stockholders' Equity:
  Common stock, no par value; authorized
     103,000,000 shares; 52,171,776 shares
     issued and 50,403,991 shares outstanding
     in 2000 and 52,189,803 shares issued and
     51,896,258 shares outstanding in 1999                 92,762        92,794
  Additional paid-in capital                              322,280       326,673
  Retained earnings                                       144,638       152,591
  Treasury stock, at cost, 1,767,785 shares in
     2000 and 293,545 shares in 1999                      (40,500)       (8,438)
  Employee stock awards and unallocated
     shares held in ESOP, at cost                          (7,364)       (3,549)
  Accumulated other comprehensive loss                     (8,030)      (40,905)
                                                      -----------   -----------
                        TOTAL STOCKHOLDERS' EQUITY        503,786       519,166
                                                      -----------   -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 9,109,949   $ 9,686,286
                                                      ===========   ===========
See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

For the Three-Months Ended June 30,
(in thousands, except share data)                          2000          1999
--------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans                                                   $ 121,098      $105,713
Investment securities                                      48,351        53,487
Other                                                         104         1,325
                                                        ---------      --------
                     TOTAL INTEREST AND FEE INCOME        169,553       160,525
                                                        ---------      --------
INTEREST EXPENSE:
Deposits                                                   40,582        48,183
Borrowings                                                 38,986        19,913
Subordinated and other debt                                 5,320         5,467
                                                        ---------      --------
                            TOTAL INTEREST EXPENSE         84,888        73,563
                                                        ---------      --------
                               NET INTEREST INCOME         84,665        86,962
PROVISION FOR POSSIBLE LOAN LOSSES                          6,000         4,524
                                                        ---------      --------
               NET INTEREST INCOME AFTER PROVISION
                          FOR POSSIBLE LOAN LOSSES         78,665        82,438
                                                        ---------      --------
NONINTEREST INCOME:
Service charges on deposit accounts                         7,159         6,537
Securities gains                                            2,807         1,069
Loss on assets held for sale                              (63,619)          --
Credit card fee income                                      5,565         5,063
Other income                                                7,391         9,210
                                                        ---------      --------
                   TOTAL NONINTEREST (LOSS) INCOME        (40,697)       21,879
                                                        ---------      --------
NONINTEREST EXPENSE:
Salaries                                                   16,810        21,341
Pension and other employee benefits                         4,878         4,668
Occupancy expense                                           6,358         5,946
Equipment expense                                           5,548         3,708
Deposit and other insurance                                   646           496
Outside services                                           10,022        12,368
Amortization of intangibles                                 3,884         3,819
Other expense                                               5,584         8,222
Merger related and restructuring costs                          4           --
                                                        ---------      --------
                         TOTAL NONINTEREST EXPENSE         53,734        60,568
                                                        ---------      --------
                 (LOSS)/INCOME BEFORE INCOME TAXES        (15,766)       43,749
(BENEFIT)/PROVISION FOR INCOME TAXES                       (3,199)       14,760
                                                        ---------      --------
                                  NET(LOSS)/INCOME      $ (12,567)     $ 28,989
                                                        =========      ========
(LOSS)/EARNINGS PER SHARE:

Basic                                                   $   (0.25)     $   0.55
Diluted                                                 $   (0.25)     $   0.54

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                      50,933       52,637
Diluted                                                    50,933       53,726

See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

For the Six-Months Ended June 30,
(in thousands, except share data)                          2000          1999
--------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans                                                    $241,270      $205,087
Investment securities                                      98,300       101,382
Other                                                         411         2,854
                                                         --------      ---------
                     TOTAL INTEREST AND FEE INCOME        339,981       309,323
                                                         --------      ---------
INTEREST EXPENSE:
Deposits                                                   84,327        95,834
Borrowings                                                 72,659        34,820
Subordinated and other debt                                10,643        10,937
                                                         --------      ---------
                            TOTAL INTEREST EXPENSE        167,629       141,591
                                                         -------      ---------
                               NET INTEREST INCOME        172,352       167,732
PROVISION FOR POSSIBLE LOAN LOSSES                         12,000         9,045
                                                         --------      ---------
               NET INTEREST INCOME AFTER PROVISION
                           FOR POSSIBLE LOAN LOSSES       160,352       158,687
                                                         --------      ---------
NONINTEREST INCOME:
Service charges on deposit accounts                        13,869        13,331
Securities gains                                            2,758         3,248
Loss on assets held for sale                              (63,619)          --
Credit card fee income                                     11,261         9,181
                                                           18,699        19,118
Other income                                             --------      --------
                   TOTAL NONINTEREST (LOSS) INCOME        (17,032)       44,878
                                                         --------      --------
NONINTEREST EXPENSE:
Salaries                                                   35,884        41,600
Pension and other employee benefits                        10,821         8,500
Occupancy expense                                          12,370        11,981
Equipment expense                                          10,596         7,077
Deposit and other insurance                                 1,327         1,118
Outside services                                           20,219        22,117
Amortization of intangibles                                 7,766         7,275
Other expense                                              15,046        17,055
Merger related and restructuring costs                          4            --
                                                         --------      ---------
                         TOTAL NONINTEREST EXPENSE        114,033       116,723
                                                         --------      ---------
                        INCOME BEFORE INCOME TAXES         29,287        86,842
PROVISION FOR INCOME TAXES                                 11,981        29,102
                                                         --------      ---------
                                        NET INCOME       $ 17,306      $ 57,740
                                                         ========      =========
EARNINGS PER SHARE:
Basic                                                    $   0.34      $   1.09
Diluted                                                  $   0.34      $   1.07

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic                                                      51,280        52,759
Diluted                                                    51,608        53,860

See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                         -----------------------
(In thousands)                                             2000          1999
--------------------------------------------------------------------------------
                                 NET (LOSS) INCOME       $(12,567)     $ 28,989
                                                         ========      ========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding losses arising during period          $ (7,692)     $(24,587)
Less: reclassification adjustment for losses (gains)
      included in net income                               42,522          (695)
                                                         --------      --------
Other comprehensive income (loss)                          34,830       (25,282)
                                                         --------      --------
                              COMPREHENSIVE INCOME       $ 22,263      $  3,707
                                                         ========      ========

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                         ----------------------
(In thousands)                                            2000            1999
--------------------------------------------------------------------------------
                                        NET INCOME       $ 17,306      $ 57,740
                                                         ========      ========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding losses arising during period          $ (9,680)     $(34,953)
Less: reclassification adjustment for losses (gains)
      included in net income                               42,555        (2,135)
                                                         --------      --------
Other comprehensive income (loss)                          32,875       (37,088)
                                                         --------      --------
                              COMPREHENSIVE INCOME       $ 50,181      $ 20,652
                                                         ========      ========

See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except shares)

                                                                                                                  Employee
                                                                                                                    Stock
                                                                                                                 Awards and
                                    Convertible                                                                 Unallocated
                                  Preferred Stock       Common Stock        Additional                          Shares Held
                                  ---------------  ---------------------      Paid-in-    Retained    Treasury   in ESOP, at
                                  Shares   Amount    Shares       Amount      Capital     Earnings      Stock       Cost
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998        500     $ 50   52,570,448     $93,470   $ 360,621     $165,269    $ (9,819)    $(2,368)
----------------------------------------------------------------------------------------------------------------------------
Net income                            -        -            -           -           -       69,338           -           -
Cash dividends-common                                       -           -           -      (45,257)          -           -
3% Stock dividend                     -        -      159,131         283       2,890      (36,759)     33,586           -
Shares issued for:
   Stock options exercised            -        -      590,164       1,050      (7,868)           -      24,986           -
   Warrants exercised                 -        -            -           -        (182)           -         236           -
   Dividend reinvestment and
     stock reinvestment plan          -        -       11,742          21         276            -           -           -
   Preferred stock conversion      (500)     (50)           -           -        (478)           -         528           -
Cash in lieu of fractional shares     -        -            -           -         (22)           -           -           -
Other transactions                    -        -       (2,106)         (4)          4            -           -           -
Purchase of treasury stock            -        -            -           -           -            -    (121,367)          -
LFB acquisition                       -        -            -           -           -            -      26,563           -
Issuance and retirement of
  treasury stock                      -        -   (1,139,576)     (2,026)    (32,853)           -      34,879           -
Effect of compensation plans          -        -            -           -       4,285            -       1,970      (1,181)
Other comprehensive loss              -        -            -           -           -            -           -           -
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999          -        -   52,189,803      92,794     326,673      152,591      (8,438)     (3,549)
----------------------------------------------------------------------------------------------------------------------------
Net income                            -        -            -           -           -       17,306           -           -
Cash dividends-common                 -        -            -           -           -      (25,259)          -           -
Shares issued for stock options
  exercised                           -        -            -           -      (3,644)           -       6,847           -
Cash in lieu of fractional shares     -        -            -           -        (134)           -           -           -
Other transactions                    -        -     (18,027)         (32)         67            -         (35)          -
Purchase of treasury stock            -        -            -           -           -            -     (44,045)          -
Effect of compensation plans          -        -            -           -        (682)           -       5,171      (3,815)
Other comprehensive income            -        -            -           -           -            -           -           -
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000              -     $  -   52,171,776     $92,762   $ 322,280     $144,638    $(40,500)    $(7,364)
----------------------------------------------------------------------------------------------------------------------------

                                   Accumulated
                                      Other
                                   Comprehensive
                                   Income (loss)    Total
--------------------------------------------------------------
Balance at December 31, 1998          $ 12,702    $ 619,925
--------------------------------------------------------------
Net income                                   -       69,338
Cash dividends-common                        -      (45,257)
3% Stock dividend                            -            -
Shares issued for:
   Stock options exercised                   -       18,168
   Warrants exercised                        -           54
   Dividend reinvestment and
     stock reinvestment plan                 -          297
   Preferred stock conversion                -            -
Cash in lieu of fractional shares            -         (22)
Other transactions                           -            -
Purchase of treasury stock                   -     (121,367)
LFB acquisition                              -       26,563
Issuance and retirement of
  treasury stock                             -            -
Effect of compensation plans                 -        5,074
Other comprehensive loss               (53,607)     (53,607)
--------------------------------------------------------------
Balance at December 31, 1999           (40,905)     519,166
--------------------------------------------------------------
Net income                                   -       17,306
Cash dividends-common                        -      (25,259)
Shares issued for stock options
  exercised                                  -        3,203
Cash in lieu of fractional shares            -         (134)
Other transactions                           -            -
Purchase of treasury stock                   -      (44,045)
Effect of compensation plans                 -          674
Other comprehensive income              32,875       32,875
------------------------------------------------------------
Balance at June 30, 2000              $ (8,030)   $ 503,786
--------------------------------------------------------------

See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)                                                              SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        -----------    -----------
                                                                            2000          1999
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                            $    17,306    $    57,740
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                                     12,000          9,045
      Provision for depreciation and amortization                            16,095         14,104
      Amortization of security premiums, net                                    248            687
      Securities gains                                                       (2,758)        (3,248)
      Loss on assets held for sale                                           63,619           --
      Gain on sales of premises and equipment                                   (63)          (114)
      Gain on sale of loans                                                  (1,398)        (3,164)
      Loans originated for sale                                             (22,487)      (107,119)
      Loans sold                                                              9,073        101,768
      Net change in assets held for sale                                       --           14,147
      Decrease in other assets                                                2,216          7,188
      (Decrease) increase in other liabilities                              (49,778)         3,793
                                                                        -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    44,073         94,827
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities:
    Available for sale                                                      113,559        268,669
  Proceeds from repayments and maturities of investment securities:
    Available for sale                                                      288,404        661,599
    Held to maturity                                                         43,155         65,228
  Purchase of investment securities:
    Available for sale                                                         (972)    (1,311,357)
    Held to maturity                                                        (21,962)       (59,704)
  Net cash acquired through acquisitions                                       --          132,446
  Net decrease (increase) in loans other than purchases and sales           136,584        (53,424)
  Proceeds from sales of loans                                               26,227         71,576
  Purchase of loans                                                            --         (114,273)
  Proceeds from sales of premises and equipment                               9,148          5,351
  Purchases of premises and equipment                                       (18,303)        (7,936)
  Decrease in other real estate                                                  45            481
                                                                        -----------    -----------
NET CASH PROVIDED BY (USED IN) IN INVESTING ACTIVITIES                      575,885       (341,344)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand deposits, NOW accounts, and savings accounts      (155,058)      (190,703)
  Net decrease in certificates of deposit                                  (459,080)      (185,978)
  Net increase in borrowed funds                                            102,824        734,334
  Reduction in ESOP loan                                                       --            1,983
  Proceeds from issuance of common stock                                      3,203          8,413
  Cash dividends                                                            (25,259)       (22,776)
  Acquisition of treasury stock                                             (44,045)       (74,934)
                                                                        -----------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (577,415)       270,339
                                                                        -----------    -----------
INCREASE  IN CASH AND CASH EQUIVALENTS                                       42,543         23,822
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            277,558        379,279
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   320,101    $   403,101
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
  Interest                                                                  180,833        133,714
  Income Taxes                                                               20,276         21,108
                                                                        ===========    ===========

See notes to consolidated financial statements

HUDSON UNITED BANCORP

                              HUDSON UNITED BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements of Hudson United Bancorp and Subsidiaries ("Hudson United", "the Company") include the accounts of the parent company, Hudson United Bancorp, and its wholly-owned subsidiaries: Hudson United Bank, HUBCO Capital Trust I, HUBCO Capital Trust II, and JBI Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended on March 31, 2000 and July 20, 2000.

NOTE B -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of preferred stock (when outstanding) and the incremental number of shares issuable from the exercise of stock options and stock warrants, calculated using the treasury stock method. All per share amounts have been retroactively restated to reflect all stock splits and stock dividends.

A reconciliation of weighted average common shares outstanding to weighted average shares outstanding assuming dilution follows (in thousands, except per share data):


                                                     THREE MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------
                                                         2000           1999
--------------------------------------------------------------------------------
BASIC (LOSS) EARNINGS PER SHARE
Net (Loss) Income                                      $(12,567)      $ 28,989
Weighted Average Common Shares Outstanding               50,933         52,637
Basic (Loss) Earnings Per Share                        $ ( 0.25)      $   0.55
                                                       ========       ========
DILUTED (LOSS) EARNINGS PER SHARE
Net (Loss) Income                                      $(12,567)      $ 28,989
Weighted Average Common Shares Outstanding               50,933         52,637
Effect Of Dilutive Securities:
  Convertible Preferred Stock                              --             --
  Warrants                                                 --             --
  Stock Options                                            --            1,089
                                                       --------       --------
Weighted Average Common Shares Outstanding
  Assuming Dilution                                      50,933         53,726
Diluted (Loss) Earnings Per Share                      $  (0.25)      $   0.54
                                                       ========       ========


                                                       SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------
                                                         2000           1999
--------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net Income                                              $17,306        $57,740
Weighted Average Common Shares Outstanding               51,280         52,759
Basic Earnings Per Share                                $  0.34        $  1.09
                                                        =======        =======
DILUTED EARNINGS PER SHARE
Net Income                                              $17,306        $57,740
Weighted Average Common Shares Outstanding               51,280         52,759
Effect Of Dilutive Securities:
  Convertible Preferred Stock                              --                2
  Warrants                                                 --                2
  Stock Options                                             328          1,097
                                                        -------        -------
Weighted Average Common Shares Outstanding               51,608         53,860
  Assuming Dilution
Diluted Earnings Per Share                              $  0.34        $  1.07
                                                        =======        =======

NOTE C -- ACQUISITIONS

There were no acquisitions announced or completed in the first half of 2000.

On November 30, 1999, the Company acquired all the outstanding shares of JeffBanks, Inc., based in Philadelphia, Pennsylvania. At the time of the acquisition, Jeffbanks, Inc. had total assets of $1.8 billion.

On December 1, 1999, the Company acquired all the outstanding shares of Southern Jersey Bancorp based in Bridgeton, New Jersey. At the time of the acquisition, Southern Jersey Bancorp had total assets of approximately $425 million.

The above two acquisitions were accounted for using the pooling-of-interests accounting method and, accordingly, the statements for periods prior to the mergers have been restated to include these institutions and their results of operations.

At June 30, 2000, the Company had merger-related and restructuring reserves of $3.2 million consisting of $2.5 million of a 1999 reserve and $759 thousand of a 1998 reserve. In 1999, a $32.0 million reserve was established for merger-related and restructuring charges. At December 31, 1999, the 1999 reserve consisted of $12.2 million for severance and related costs ("severance") and $11.7 million for the cost of consolidating operations ("consolidations"). During the first half of 2000, the Company paid $10.2 million for severance and $11.2 million for consolidations related to the 1999 reserve. At June 30, 2000, the 1999 reserve consisted of $2.0 million for severance and $493 thousand for consolidations. In 1998, a $69.1 million reserve was established for merger-related and restructuring charges. At December 31, 1999, the 1998 reserve consisted of $142 thousand for severance and $1.8 million for consolidations. During the first half of 2000, the Company paid $75 thousand for severance and $1.1 million for consolidations related to the 1998 reserve. At June 30, 2000, the 1998 reserve consisted of $67 thousand for severance and $692 thousand for consolidations. The Company believes that the remaining restructuring reserves as of June 30, 2000 are adequate and that no revisions of estimates are necessary at this time.

NOTE D -- SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale and held to maturity at the dates indicated:

                                                    June 30, 2000
                                    -----------------------------------------------
                                                   Gross Unrealized       Estimated
                                    Amortized   ----------------------     Market
                                      Cost        Gains       (Losses)      Value
                                    ---------   ---------    ---------    ---------
AVAILABLE FOR SALE
U.S. Government                     $  35,831   $      11    $    (345)   $  35,497
U.S. Government agencies                3,501       1,047         --          4,548
Mortgage-backed securities            264,883         451      (10,493)     254,841
States and political subdivisions       2,020          44           (5)       2,059
Other debt securities                   3,890        --           (388)       3,502
Equity securities                     153,549         813       (7,053)     147,309
                                    ---------   ---------    ---------    ---------
                                    $ 463,674   $   2,366    $ (18,284)   $ 447,756
                                    =========   =========    =========    =========

                                                    June 30, 2000
                                    -----------------------------------------------
                                                   Gross Unrealized       Estimated
                                    Amortized   ----------------------     Market
                                      Cost        Gains       (Losses)      Value
                                    ---------   ---------    ---------    ---------
HELD TO MATURITY
U.S. Government                     $  24,197   $    --      $    (231)   $  23,966
U.S. Government agencies               38,203        --           (947)      37,256
Mortgage-backed securities            440,013         252      (22,298)     417,967
States and political subdivisions      38,389          13         (244)      38,158
Other debt securities                     121        --             (2)         119
                                    ---------   ---------    ---------    ---------
                                    $ 540,923   $     265    $ (23,722)   $ 517,466
                                    =========   =========    =========    =========

                                                      December 31, 1999
                                    ------------------------------------------------------
                                                       Gross Unrealized         Estimated
                                     Amortized    --------------------------      Market
                                        Cost         Gains       (Losses)         Value
                                    -----------   -----------    -----------    -----------
AVAILABLE FOR SALE
U.S. Government                     $    87,332   $       196    $      (303)   $    87,225
U.S. Government agencies                350,040            85         (7,595)       342,530
Mortgage-backed securities            2,167,606         1,431        (48,880)     2,120,157
States and political subdivisions         3,118            12            (10)         3,120
Other debt securities                    47,128             4         (1,813)        45,319
Equity securities                       213,826         1,932         (9,807)       205,951
                                    -----------   -----------    -----------    -----------
                                    $ 2,869,050   $     3,660    $   (68,408)   $ 2,804,302
                                    ===========   ===========    ===========    ===========

                                                  December 31, 1999
                                    -----------------------------------------------
                                                   Gross Unrealized       Estimated
                                    Amortized   ----------------------     Market
                                      Cost        Gains       (Losses)      Value
                                    ---------   ---------    ---------    ---------
HELD TO MATURITY
U.S. Government                     $  24,195   $    --      $    (253)   $  23,942
U.S. Government agencies               45,960         201         (636)      45,525
Mortgage-backed securities            467,540         220      (19,967)     447,793
States and political subdivisions      24,500          26         (575)      23,951
Other debt securities                      29        --           --             29
                                    ---------   ---------    ---------    ---------
                                    $ 562,224   $     447    $ (21,431)   $ 541,240
                                    =========   =========    =========    =========

NOTE E -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES
          OF THREE SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

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

On February 5, 1997, the company placed $25.0 million aggregate liquidation amount of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the capital securities, is $25.3 million principal amount of 9.25% Junior Subordinated Deferrable Debentures due 2027 of Hudson United Bancorp. The net proceeds of the offering are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve. The securities are callable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise.

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

                                                 For the three-months ended
                                                        June 30, 2000
                                             ----------  -----------  ----------
                                             Before tax  Tax Benefit  Net of Tax
                                               amount     (Expense)     Amount
                                             ----------  -----------  ----------
Unrealized security gains (losses)
 arising during the period                   $ (8,057)    $    365     $ (7,692)
Less: reclassification adjustment
  for losses realized in net income           (60,812)      18,290      (42,522)
                                             --------     --------     --------
Net change during period                     $ 52,755     $(17,925)    $ 34,830
                                             --------     --------     --------

                                                 For the three-months ended
                                                        June 30, 1999
                                             ----------  -----------  ----------
                                             Before tax  Tax Benefit  Net of Tax
                                               amount     (Expense)     Amount
                                             ----------  -----------  ----------
Unrealized security gains (losses)
  arising during the period                  $(39,065)    $ 14,478     $(24,587)
Less: reclassification adjustment
  for gains realized in net income              1,069         (374)         695
                                             --------     --------     --------
Net change during period                     $(40,134)    $ 14,852     $(25,282)
                                             --------     --------     --------


                                                  For the six-months ended
                                                        June 30, 2000
                                             ----------  -----------  ----------
                                             Before tax  Tax Benefit  Net of Tax
                                               amount     (Expense)     Amount
                                             ----------  -----------  ----------
Unrealized security gains (losses)
  arising during the period                  $(12,031)    $  2,351     $ (9,680)
Less: reclassification adjustment
  for losses realized in net income           (60,861)      18,306      (42,555)
                                             --------     --------     --------
Net change during period                     $ 48,830     $(15,955)    $ 32,875
                                             --------     --------     --------

                                                  For the six-months ended
                                                        June 30, 1999
                                             ----------  -----------  ----------
                                             Before tax  Tax Benefit  Net of Tax
                                               amount     (Expense)     Amount
                                             ----------  -----------  ----------
Unrealized security gains (losses)
  arising during the period                  $(61,476)    $ 26,523     $(34,953)
Less: reclassification adjustment
  for gains  realized in net income             3,284       (1,149)       2,135
                                             --------     --------     --------
Net change during period                     $(64,760)    $ 27,672     $(37,088)
                                             --------     --------     --------

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

The financial statements for the comparative periods presented herein have been restated to reflect the acquisitions that have been accounted for on the pooling of interests accounting method during the periods presented herein. JeffBanks, Inc. was acquired on November 30, 1999 and Southern Jersey Bancorp was acquired on December 1, 1999. These acquisitions were accounted for on the pooling of interests method, and accordingly, the consolidated financial statements have been restated to include these institutions for all periods presented. All share data has been retroactively restated to reflect the shares issued in the aforementioned transactions including restatement of all prior periods. Little Falls Bancorp, Inc. was acquired on May 20, 1999 and Lyon Credit Corporation on October 22, 1999. In addition, the Company completed its purchase of deposits and a retail branch office in Hartford, Connecticut from First International Bank on March 26, 1999 and on December 1, 1999, completed a purchase and sale transaction in which Hudson United Bank acquired the loans, other financial assets, and assumed the deposit liabilities of Advest Bank and Trust. These transactions were accounted for under the purchase method of accounting and thus operations and earnings are reflected in the Company's results subsequent to the date of acquisition. The balance sheet and income statement comparisons are influenced by these purchase transactions.

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

RESULTS OF OPERATIONS

OVERVIEW

During the second quarter ended June 30, 2000, the Company executed a balance sheet restructuring initiative designed to improve earnings per share, performance ratios and reduce the Company's sensitivity to rising interest rates. The initiative involves the sale of approximately $2 billion of the Company's investment securities, which have been carried as available for sale, with the majority of the proceeds to be used to pay down short-term borrowings. The Company recorded a $44.4 million after-tax loss as these securities, which are predominantly mortgage-related, were transferred to the held for sale category effective June 30, 2000.

The Company had a net loss for the second quarter ended June 30, 2000 of $12.6 million due to a $44.4 million after-tax non-recurring loss which resulted from the Company's recently announced balance sheet restructuring. The non-recurring loss was recorded in the Consolidated Statement of Income as "Loss on assets held for sale." Operating earnings, which exclude the non-recurring loss, were $31.8 million for the second quarter of 2000 and net income was $29.0 million for the same period in 1999. Fully diluted earnings per share amounted to a net loss of $0.25 per share for the 2000 second quarter. Operating fully diluted earnings per share were $0.62 for the 2000 second quarter compared to fully diluted earnings per share of $0.54 in the 1999 second quarter. The increase in operating earnings for the second quarter of 2000 was due to the realization of cost savings from recent acquisitions and business growth compared to last year's second quarter. For the three months ended June 30, 2000, excluding the non-recurring loss, return on average assets was 1.38% and return on average equity was 25.33%. For the corresponding 1999 period, return on average assets was 1.26% and return on average equity was 19.38%.

For the six-months ended June 30, 2000, the Company had net income of $17.3 million or $0.34 per fully diluted share. Operating earnings for the same period were $61.7 million or $1.20 per fully diluted share. In the 1999 period, net income was $57.7 million and fully diluted earnings per share was $1.07. The increase in operating earnings resulted primarily from revenue growth in our core businesses and the realization of cost saves related to our most recent acquisitions. On an operating basis, for the six-month period ended June 30, 2000, return on average assets was 1.33% and return on average equity was 24.39%. For the corresponding period in 1999, return on average assets was 1.30% and return on average equity was 19.39%.

NET INTEREST INCOME

Net interest income was $84.7 million for the three-month period ended June 30, 2000 and $87.0 million for the three-month period ended June 30, 1999. The decrease in net interest income was due primarily to a lower net interest margin (4.00% in 2000 and 4.12% in 1999). While average interest-earning assets declined $17 million in the second quarter of 2000 compared to the corresponding 1999 period, average loan volume was $549 million higher in the 2000 second quarter compared to the same period in 1999. Interest income increased by $9.0 million in the second quarter of 2000 compared to the second quarter of 1999 due to a $15.4 million increase in interest on loans. The higher loan interest was the result of higher average loan volumes and an increase in loan yields. Interest expense for the three-months ended June 30, 2000 was $11.3 million higher than the same 1999 period due to higher interest expense on borrowings, partially offset by lower interest expense on deposits. The increase in borrowing expense of $19.1 million was primarily due to higher average volumes. The decline in deposit expense of $7.6 million resulted from lower average deposit volumes and a 13 basis point decline in the cost of deposits to 2.77% in the second quarter of 2000. The decline in the cost of deposits was largely the result of a more favorable deposit mix.

Net interest income was $172.4 million for the six-month period ended June 30, 2000 and $167.7 million for the same period in 1999. The increase in net interest income was due a higher average volume of interest-earning assets, primarily loans. Partially offsetting this was a 9 basis point decline in the net interest margin to 4.02% for the 2000 period. Interest income increased by $30.7 million in the first half of 2000 compared to the first half of 1999 due to a $36.2 million increase in interest on loans. The increase in loan interest was due to both higher loan volumes and loan yields. Interest expense for the six-months ended June 30, 2000 was $26.0 million higher than the same 1999 period due to a $37.8 million increase in interest expense on borrowings, partially offset by a $11.5 million decrease in interest expense on deposits. As for the quarterly comparison, the increase in borrowing expense was primarily due to higher average volumes. The decline in deposit expense resulted from lower average deposit volumes and a lower cost of deposits resulting from a more favorable deposit mix.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $6.0 million and $4.5 million for the three-month periods ended June 30, 2000 and 1999, respectively. For the six-months ended June 30, 2000 and 1999, the provision for possible loan losses was $12.0 million and $9.0 million, respectively. The higher provision reflects the nonperforming assets and charge-offs in our portfolio including the acquired companies utilizing the Company's reserve methodology. The allowance for possible loan losses ("the Allowance") was $98.2 million, $98.1 million, and $98.7 million at June 30, 2000, March 31, 2000, and December 31, 1999. For the same three periods respectively, the allowance represented 176%, 178%, and 201% of non-performing loans and 1.78%, 1.74%, and 1.74% of total loans.

The determination of the adequacy of the Allowance and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a monthly basis. Methodology employed for assessing the adequacy of the Allowance consists of the following criteria:

     o the establishment of reserve amounts for all specifically identified criticized loans, including those acquired in business combinations, that have been designated as requiring attention by management's internal loan review program.

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

Consideration is also given to the changed risk profile brought about by the business combinations, knowledge about customers, the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company's lending staff, underwriting policies, loss histories, delinquency trends, the cyclical nature of economic and business conditions, and the concentration of real estate related loans located in the Northeastern part of the United States. Since many of the loans depend upon the sufficiency of collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss. Other evidence used to determine the amount of the Allowance and its components are as follows:

     o    regulatory and other examinations

     o    the amount and trend of criticized loans

     o    actual losses

     o    peer comparisons with other financial institutions

     o economic data associated with the real estate market in the Company's area of operations

     o opportunities to dispose of marginally performing loans for cash consideration

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at June 30, 2000.

Nonperforming assets were $59.5 million at June 30, 2000 and $53.1 million at December 31, 1999. The increase from year-end resulted primarily from several acquisition-related credits moving to nonaccrual status. The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:

                                                          ASSET QUALITY SCHEDULE
                                                              (In Thousands)
                                                          ----------------------
                                                           6/30/00      12/31/99
                                                           -------      -------
Nonaccrual Loans:
  Commercial                                               $18,363      $ 7,516
  Real Estate                                               34,593       38,190
  Consumer                                                   2,666          646
                                                           -------      -------
      Total Nonaccrual Loans                                55,622       46,352
Renegotiated Loans                                            --          2,751
                                                           -------      -------
     Total Nonperforming Loans                              55,622       49,103
Other Real Estate Owned                                      3,903        3,948
                                                           -------      -------
      Total Nonperforming Assets                           $59,525      $53,051
                                                           =======      =======
Nonaccrual Loans  to Total Loans                              1.01%        0.82%
Nonperforming Assets to Total Assets                          0.65%        0.55%
Allowance for Loan Losses to Nonaccrual Loans                  176%         213%
Allowance for Loan Losses to Nonperforming Loans               176%         201%
Loans Past Due 90 Days or More and Accruing
  Commercial                                               $ 6,020      $ 3,004
  Real Estate                                               13,019       13,085
  Consumer                                                   5,542        3,011
  Credit card                                                2,326        4,139
                                                           -------      -------
         Total Past Due Loans                              $26,907      $23,239
                                                           =======      =======

The following table presents the activity in the allowance for possible loan losses for the periods indicated:

                                           Summary of Activity in the Allowance
                                               Broken Down by Loan Category
                                           -------------------------------------
                                               Six Months Ended   Year Ended
                                                   6/30/00         12/31/99
                                                ----------------------------
                                                    (Dollars in thousands)

Amount of Loans Outstanding at Period End       $ 5,518,998      $ 5,679,581
                                                ===========      ===========
Daily Average Amount of Loans Outstanding       $ 5,605,312      $ 5,136,467
                                                ===========      ===========
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year                    $    98,749      $    76,043
Loans charged off:
     Real estate mortgages                             (937)         (13,657)
     Commercial                                      (3,748)         (10,388)
     Consumer                                       (12,332)         (24,012)
                                                -----------      -----------
          Total loans charged off                   (17,017)         (48,057)
                                                -----------      -----------
Recoveries:
     Real estate mortgages                              520            1,902
     Commercial                                         821            1,962
     Consumer                                         3,092            6,065
                                                -----------      -----------
          Total recoveries                            4,433            9,929
                                                -----------      -----------
Net loans charged off                               (12,584)         (38,128)
Allowance of acquired companies                        --              8,634
Provision for possible loan losses                   12,000           52,200
                                                -----------      -----------
Balance at end of period                        $    98,165      $    98,749
                                                ===========      ===========
Ratio of Annualized Net Loans Charged Off
 During Period to Average Loans Outstanding            0.45%            0.74%
                                                ===========      ===========

NONINTEREST INCOME

Total noninterest income for the second quarter of 2000 was a loss of $40.7 million. Excluding the $63.6 million loss on assets held for sale resulting from the balance sheet restructuring, total noninterest income was $22.9 million. Total noninterest income for the second quarter of 1999 was $21.9 million. Service charges on deposit accounts and credit card fee income were each up 10% from the 1999 period.

For the six-months ended June 30, 2000, total noninterest income, including the loss on assets held for sale was a loss of $17.0 million. Excluding the loss on assets held for sale of $63.6 million, total noninterest income was $46.6 million. For the six-months ended June 30, 1999, total noninterest income was $44.9 million. As in the second quarter comparison, service charges on deposit accounts and credit card fee income had year over year increases.

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 2000 was $53.7 million compared to $60.6 million in the second quarter of 1999. Included in the second quarter 2000 noninterest expense is the recognition of a $15 million guaranteed payment under the terms of a termination agreement between Hudson United and Dime Bancorp. The present value of this payment, or $13.6 million was recorded net of expenses related to the terminated merger in the Company's Consolidated Statement of Income as merger related and restructuring costs. The merger related expenses exceeded the income recognized by $4 thousand. The decline in expenses was primarily due to cost savings related to the JeffBanks, Inc. and Southern Jersey Bancorp acquisitions. The efficiency ratio was 47.3% for the 2000 second quarter and 51.7% for the 1999 second quarter. Noninterest expenses for the 2000 second quarter were also lower than the 2000 first quarter by $6.6 million and the efficiency ratio in the latest reported quarter was below the 50.1% reported in the first quarter of this year.

Noninterest expenses were $114.0 million and $116.7 million for the first six months of 2000 and 1999, respectively. The efficiency ratio was 48.7% for the first half of 2000 and 51.4% for the first half of 1999. Acquisition related cost savings were the primary reason for the decline in expenses, partially offset by higher expenses in our expanding business units.

FINANCIAL CONDITION

Total assets amounted to $9.1 billion at June 30, 2000 and $9.7 billion at December 31, 1999. At June 30, 2000, total loans were $5.5 billion, $161 million lower than at December 31, 1999. Commercial loans were $1.9 billion at June 30, 2000, which was an increase of $84 million from December 31, 1999. As a result of the balance sheet restructuring, $1.9 billion of available for sale investment securities were recorded on the Consolidated Balance Sheet in the category "Assets held for sale." At June 30, the remaining investment portfolio, both available for sale and held to maturity, totaled $1.0 billion.

Deposits were $5.8 billion at June 30, 2000 and $6.5 billion at December 31, 1999. The decline in deposits was primarily in the higher cost interest-bearing deposit categories. At June 30, 2000, borrowings amounted to $2.5 billion, $103 million higher than at December 31, 1999. As a result of the balance sheet restructuring, borrowings are expected to decline significantly from the June 30th level. Total stockholders' equity was $503.8 million at June 30, 2000 and $519.2 million at December 31, 1999. The loss incurred from the balance sheet restructuring did not impact equity since it was already reflected as a deduction in the category "Accumulated other comprehensive loss."

The Company is not aware of any current recommendations by the regulatory authorities that would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at June 30, 2000 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

                                                              Minimum
                                             Ratios at      Regulatory
                                           June 30, 2000    Guidelines
                                           -------------    -----------
Total Risk-Based Capital                      12.02%          10.0%
Tier 1 Risk-Based Capital                      8.80%           6.0%
Tier 1 Leverage Ratio                          5.72%           4.0%

PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (3)(A) The Certificate of Incorporation of the Company in effect on May 11, 1999.

         (3)(B) The By-Laws of the Company. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit (3b)).

(b)      Reports on Form 8-K

         (1) On April 17, 2000, the Company filed a Form 8-K Item 5 (date of earliest event -- April 14, 2000), containing the Company's press release reporting earnings for the fist quarter of 2000.


         (2) On May 1, 2000, Hudson United Bancorp filed a Form 8-K Item 5 (date of earliest event -- April 28, 2000), to announce the termination of its pending merger agreement with Dime Bancorp, Inc. and the entry into a Termination, Option Cancellation and Settlement Agreement with Dime Bancorp, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    Hudson United Bancorp


August 14, 2000                 /s/ KENNETH T. NEILSON
-----------------               ----------------------------------------------
Date                            Kenneth T. Neilson
                                Chairman, President & Chief Executive Officer


August 14, 2000                 /s/ CHRIS A. McFADDEN
-----------------               ----------------------------------------------
Date                            Chris A. McFadden
                                Senior Vice President & Chief Financial Officer