Form 10-Q
period 2000-09-30
HUDSON UNITED BANCORP
filed 2000-11-14
CIK 703559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each, of the issuer's classes of common stock, as of the last practicable date: 48,395,916 shares, no par value, outstanding as of November 10, 2000.

================================================================================

                              HUDSON UNITED BANCORP

                                      INDEX



PART I.  FINANCIAL INFORMATION


Item 1.           Financial Statements (Unaudited):

                  Consolidated Balance Sheets
                  At September 30, 2000 and December 31, 1999......................................................   2

                  Consolidated Statements of Income
                  For the three-months and nine-months ended
                  September 30, 2000 and 1999......................................................................   3-4

                  Consolidated Statements of Comprehensive Income
                  For the three-months and nine-months ended
                  September 30, 2000 and 1999......................................................................   5

                  Consolidated Statements of Changes in Stockholders' Equity
                  For the nine-months ended
                  September 30, 2000 and for the Year ended December 31, 1999......................................   6

                  Consolidated Statements of Cash Flows
                  For the nine-months ended
                  September 30, 2000 and 1999......................................................................   7

                  Notes to Consolidated Financial Statements.......................................................   8-13

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....................................................   14-19


PART II.  OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders..............................................   20

Item 6.           Exhibits and Reports on Form 8-K.................................................................   21
                  Signatures.......................................................................................   22



FINANCIAL DATA SCHEDULE    ........................................................................................



HUDSON UNITED BANCORP
-----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                                         September 30,          December 31,
(in thousands, except share data)                                                            2000                  1999
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                   $  264,740            $  277,558
Federal funds sold and other                                                                  24,363                     -
                                                                                      -----------------     -----------------
                                                 TOTAL CASH AND CASH EQUIVALENTS             289,103               277,558
Investment securities available for sale, at market value                                    426,064             2,804,302
Investment securities held to maturity, at cost (market value of $512,494 and
    $541,240 for 2000 and 1999, respectively)                                                531,349               562,224
Assets held for sale                                                                             --                  9,073
Loans:
     Residential mortgages                                                                 1,484,557             1,639,578
     Commercial real estate mortgages                                                        938,534             1,024,844
     Commercial and financial                                                              1,851,685             1,766,248
     Consumer credit                                                                         910,570             1,029,975
     Credit card                                                                             160,023               209,863
                                                                                      -----------------     -----------------
                                                                     TOTAL LOANS           5,345,369             5,670,508
     Less: Allowance for possible loan losses                                               (96,667)              (98,749)
                                                                                      -----------------     -----------------
                                                                       NET LOANS           5,248,702             5,571,759
Premises and equipment, net                                                                  128,177               129,720
Other real estate owned                                                                        4,021                 3,948
Intangibles, net of amortization                                                             104,650               115,841
Other assets                                                                                 176,178               211,861
                                                                                      -----------------     -----------------
                                                                    TOTAL ASSETS          $6,908,244            $9,686,286
                                                                                      =================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest bearing                                                                  $1,107,872            $1,231,478
     Interest bearing                                                                      4,601,239             5,223,867
                                                                                      -----------------     -----------------
                                                                  TOTAL DEPOSITS           5,709,111             6,455,345
Borrowings                                                                                   468,674             2,383,666
Other liabilities                                                                             15,583                70,809
                                                                                      -----------------     -----------------
                                                                                           6,193,368             8,909,820
Subordinated debt                                                                            123,000               132,000
Company-obligated mandatorily redeemable preferred capital securities of three
    subsidiary trusts holding solely junior subordinated debentures of the Company           125,300               125,300
                                                                                      -----------------     -----------------
                                                               TOTAL LIABILITIES           6,441,668             9,167,120
Stockholders' Equity:
  Common stock, no par value; authorized 103,000,000 shares; 57,388,953 shares issued and 53,320,369 shares outstanding in 2000 and 57,408,783 shares
      issued and 57,085,883 shares outstanding in 1999                                        92,762                92,794
  Additional paid-in capital                                                                 321,544               326,673
  Retained earnings                                                                          156,875               152,591
  Treasury stock, at cost, 4,068,584  shares in 2000 and 322,899 shares in 1999             (88,436)               (8,438)
  Employee stock awards and unallocated shares held in ESOP, at cost                         (6,894)               (3,549)
  Accumulated other comprehensive loss                                                       (9,275)              (40,905)
                                                                                      -----------------     -----------------
                                                      TOTAL STOCKHOLDERS' EQUITY             466,576               519,166
                                                                                      -----------------     -----------------
                                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $6,908,244            $9,686,286
                                                                                      =================     =================




See notes to consolidated financial statements.



HUDSON UNITED BANCORP
-------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three-Months Ended September 30,
(in thousands, except share data)                                          2000               1999
-------------------------------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans                                                                   $116,886            $108,029
Investment securities                                                     21,996              54,847
Other                                                                        187               1,721
                                                                   ----------------     ---------------
                               TOTAL INTEREST AND FEE INCOME             139,069             164,597
                                                                   ----------------     ---------------
INTEREST EXPENSE:
Deposits                                                                  43,487              47,881
Borrowings                                                                14,442              23,322
Subordinated and other debt                                                5,326               5,469
                                                                   ----------------     ---------------
                                      TOTAL INTEREST EXPENSE              63,255              76,672
                                                                   ----------------     ---------------
                                         NET INTEREST INCOME              75,814              87,925
PROVISION FOR POSSIBLE LOAN LOSSES                                         6,000               5,245
                                                                   ----------------     ---------------
                         NET INTEREST INCOME AFTER PROVISION
                                    FOR POSSIBLE LOAN LOSSES              69,814              82,680
                                                                   ----------------     ---------------
NONINTEREST INCOME:
Trust income                                                               1,078               1,144
Service charges on deposit accounts                                        7,597               6,844
Securities gains                                                             --                  848
Gain on assets held for sale                                               1,498                 --
Credit card fee income                                                     5,337               5,908
Other income                                                              10,171               9,202
                                                                   ----------------     ---------------
                                   TOTAL NONINTEREST  INCOME              25,681             23,946
                                                                   ----------------     ---------------
NONINTEREST EXPENSE:
Salaries                                                                  17,043              20,178
Pension and other employee benefits                                        7,415               6,134
Occupancy expense                                                          6,782               6,477
Equipment expense                                                          4,778               3,857
Deposit and other insurance                                                  589                 739
Outside services                                                          10,427              12,045
Amortization of intangibles                                                3,882               3,795
Other expense                                                              7,774               8,100

                                                                   ----------------     ---------------
                                   TOTAL NONINTEREST EXPENSE              58,690              61,325
                                                                   ----------------     ---------------
                                  INCOME BEFORE INCOME TAXES              36,805              45,301
                               PROVISION FOR INCOME TAXES                 12,330              16,152
                                                                   ----------------     ---------------
                                                  NET INCOME            $ 24,475            $ 29,149
                                                                   ================     ===============
EARNINGS PER SHARE:
Basic                                                                   $   0.46            $   0.51
Diluted                                                                 $   0.45            $   0.50

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                                     53,600              57,136
Diluted                                                                   54,008              58,258



See notes to consolidated financial statements.


HUDSON UNITED BANCORP
-------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Nine-Months Ended September 30,
(in thousands, except share data)                                          2000               1999
-------------------------------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans                                                                   $358,156            $313,116
Investment securities                                                    120,296             156,229
Other                                                                        599               4,575
                                                                   ----------------     ---------------
                               TOTAL INTEREST AND FEE INCOME             479,051             473,920
                                                                   ----------------     ---------------
INTEREST EXPENSE:
Deposits                                                                 127,815             143,715
Borrowings                                                                87,100              58,142
Subordinated and other debt                                               15,970              16,406
                                                                   ----------------     ---------------
                                      TOTAL INTEREST EXPENSE             230,885             218,263
                                                                   ----------------     ---------------
                                         NET INTEREST INCOME             248,166             255,657
PROVISION FOR POSSIBLE LOAN LOSSES                                        18,000              14,290
                                                                   ----------------     ---------------
                         NET INTEREST INCOME AFTER PROVISION
                                    FOR POSSIBLE LOAN LOSSES             230,166             241,367
                                                                   ----------------     ---------------
NONINTEREST INCOME:
Trust income                                                               2,847               3,435
Service charges on deposit accounts                                       21,466              20,175
Securities gains                                                           2,758               4,096
Loss on assets held for sale                                             (62,121)                  -
Credit card fee income                                                    16,599              15,089
Other income                                                              27,100              26,029
                                                                   ----------------     ---------------
                                   TOTAL NONINTEREST  INCOME               8,649              68,824
                                                                   ----------------     ---------------
NONINTEREST EXPENSE:
Salaries                                                                  52,926              61,778
Pension and other employee benefits                                       18,235              14,634
Occupancy expense                                                         19,152              18,458
Equipment expense                                                         15,374              10,934
Deposit and other insurance                                                1,916               1,857
Outside services                                                          30,646              34,162
Amortization of intangibles                                               11,647              11,070
Other expense                                                             22,827              25,155

                                                                   ----------------     ---------------
                                   TOTAL NONINTEREST EXPENSE             172,723             178,048
                                                                   ----------------     ---------------
                                  INCOME BEFORE INCOME TAXES              66,092             132,143
                               PROVISION FOR INCOME TAXES                 24,311              45,254
                                                                   ----------------     ---------------
                                                  NET INCOME            $ 41,781            $ 86,889
                                                                   ================     ===============
EARNINGS PER SHARE:
Basic                                                                   $   0.75            $   1.50
Diluted                                                                 $   0.75            $   1.48

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                                     55,465              57,742
Diluted                                                                   55,842              58,887



See notes to consolidated financial statements.


HUDSON UNITED BANCORP
---------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                    -------------------------------------
                                                                                 September 30
                                                                    -------------------------------------
(In thousands)                                                           2000                  1999
---------------------------------------------------------------------------------------------------------
                                                 NET  INCOME            $24,475               $ 29,149
                                                                    ==============         ==============
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding losses arising during period                         $  (249)              $ (8,775)
Less: reclassification adjustment for gains
    included in net income                                                 (996)                  (551)
                                                                    --------------         --------------
Other comprehensive loss                                                 (1,245)                (9,326)
                                                                    --------------         --------------
                                        COMPREHENSIVE INCOME            $23,230               $ 19,823
                                                                    ==============         ==============


                                                                              NINE MONTHS ENDED
                                                                    -------------------------------------
                                                                                 September 30
                                                                    -------------------------------------
(In thousands)                                                           2000                  1999
---------------------------------------------------------------------------------------------------------

                                                  NET INCOME            $41,781               $ 86,889
                                                                    ==============         ==============

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding losses arising during period                         $(6,892)              $(43,732)
Less: reclassification adjustment for losses (gains)
    included in net income                                               38,522                 (2,662)
                                                                    --------------         --------------
Other comprehensive income (loss)                                        31,630                (46,394)
                                                                    --------------         --------------
                                        COMPREHENSIVE INCOME            $73,411               $ 40,495
                                                                    ==============         ==============


See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except shares)




                                              Convertible
                                            Preferred Stock        Common Stock        Additional
                                          -----------------   ----------------------    Paid-in-     Retained   Treasury
                                          Shares   Amount       Shares        Amount     Capital     Earnings     Stock
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                500     $ 50      52,570,448     $93,470    $360,621     $165,269   $ (9,819)
--------------------------------------------------------------------------------------------------------------------------
Net income                                  --       --              --          --          --        69,338        --
Cash dividends-common                                                --          --          --       (45,257)       --
3% Stock dividend                           --       --          159,131         283       2,890      (36,759)    33,586
Shares issued for:
   Stock options exercised                  --       --          590,164       1,050      (7,868)         --      24,986
   Warrants exercised                       --       --              --          --         (182)         --         236
   Dividend reinvestment and
    stock reinvestment plan                 --       --           11,742          21         276          --         --
   Preferred stock conversion              (500)     (50)            --          --         (478)         --         528
Cash in lieu of fractional shares           --       --              --          --          (22)         --         --
Other transactions                          --       --           (2,106)         (4)          4          --         --
Purchase of treasury stock                  --       --              --          --          --           --    (121,367)
LFB acquisition                             --       --              --          --          --           --      26,563
Issuance and retirement of                  --       --       (1,139,576)     (2,026)    (32,853)         --      34,879
  treasury stock
Effect of compensation plans                --       --              --          --        4,285          --       1,970
Other comprehensive loss                    --       --              --          --          --           --         --
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                --       --       52,189,803      92,794     326,673      152,591     (8,438)
--------------------------------------------------------------------------------------------------------------------------
Net income                                  --       --              --          --          --        41,781        --
Cash dividends-common                       --       --              --          --          --       (37,497)       --
Shares issued for stock options
  exercised                                 --       --              --          --       (4,336)         --       8,426
Cash in lieu of fractional shares           --       --              --          --         (172)         --         --
Other transactions                          --       --          (18,027)        (32)         67          --         (35)
Purchase of treasury stock                  --       --              --          --          --           --     (93,486)
Effect of compensation plans                --       --              --          --         (688)         --       5,097
Other comprehensive income                  --       --              --          --          --           --         --
--------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000               --      $--       52,171,776     $92,762    $321,544     $156,875   $(88,436)
--------------------------------------------------------------------------------------------------------------------------





                                       Employee
                                         Stock
                                      Awards and
                                      Unallocated      Accumulated
                                      Shares Held         Other
                                      in ESOP, at     Comprehensive
                                         Cost         Income (Loss)      Total
-----------------------------------------------------------------------------------
Balance at December 31, 1998            $(2,368)         $ 12,702      $ 619,925
-----------------------------------------------------------------------------------
Net income                                  --                --          69,338
Cash dividends-common                       --                --         (45,257)
3% Stock dividend                           --                --             --
Shares issued for:
   Stock options exercised                  --                --          18,168
   Warrants exercised                       --                --              54
   Dividend reinvestment and
    stock reinvestment plan                 --                --             297
   Preferred stock conversion               --                --             --
Cash in lieu of fractional shares           --                --             (22)
Other transactions                          --                --             --
Purchase of treasury stock                  --                --        (121,367)
LFB acquisition                             --                --          26,563
Issuance and retirement of
  treasury stock                            --                --             --
Effect of compensation plans             (1,181)              --           5,074
Other comprehensive loss                    --            (53,607)       (53,607)
-----------------------------------------------------------------------------------
Balance at December 31, 1999             (3,549)          (40,905)       519,166
-----------------------------------------------------------------------------------
Net income                                  --                --          41,781
Cash dividends-common                       --                --         (37,497)
Shares issued for stock options
  exercised                                 --                --           4,090
Cash in lieu of fractional shares           --                --            (172)
Other transactions                          --                --             --
Purchase of treasury stock                  --                --         (93,486)
Effect of compensation plans             (3,345)              --           1,064
Other comprehensive income                  --             31,630         31,630
-----------------------------------------------------------------------------------
Balance at September 30, 2000           $(6,894)         $ (9,275)     $ 466,576
-----------------------------------------------------------------------------------




See notes to consolidated financial statements.

HUDSON UNITED BANCORP
---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)                                                                           Nine Months Ended
                                                                                           September 30,
                                                                               --------------------------------------
                                                                                     2000                  1999
                                                                                     ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                  $    41,781            $   86,889
     Adjustments to reconcile net income to net cash
        provided by operating activities:
            Provision for possible loan losses                                        18,000                14,290
            Provision for depreciation and amortization                               24,659                21,454
            Amortization of security premiums, net                                       372                   709
            Securities gains                                                          (2,758)               (4,096)
            Loss on assets held for sale                                              62,121                   --
            Gain on sales of premises and equipment                                      (79)                 (891)
            Gain on sale of loans                                                     (3,431)               (4,948)
            Loans originated for sale                                                (22,487)             (143,832)
            Loans sold                                                                31,560               134,297
            Net change in assets held for sale                                           --                 14,147
            Decrease in other assets                                                  16,400                10,796
            Decrease in other liabilities                                            (55,398)              (34,208)
                                                                               ----------------     -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            110,740                94,607
                                                                               ----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of investment securities:
       Available for sale                                                          2,044,383               244,073
     Proceeds from repayments and maturities of investment securities:
       Available for sale                                                            325,311               795,981
       Held to maturity                                                               63,511                95,662
     Purchase of investment securities:
       Available for sale                                                               (972)           (1,389,484)
       Held to maturity                                                              (32,798)              (75,061)
     Net cash acquired through acquisitions                                              --                132,210
     Net decrease (increase) in loans other than purchases and sales                 270,054              (105,605)
     Proceeds from sales of loans                                                     38,434                87,172
     Purchase of loans                                                                   --               (114,273)
     Proceeds from sales of premises and equipment                                     9,382                 7,928
     Purchases of premises and equipment                                             (19,308)              (16,770)
     (Increase) decrease in other real estate                                            (73)                2,321
                                                                               ----------------     -----------------
NET CASH PROVIDED BY (USED IN) IN INVESTING ACTIVITIES                             2,697,924              (335,846)
                                                                               ----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in demand deposits, NOW accounts, and savings accounts            (269,356)             (358,240)
     Net decrease in certificates of deposit                                        (476,878)             (211,916)
     Net (decrease) increase in borrowed funds                                    (1,914,992)              995,850
     Reduction in ESOP loan                                                              --                  2,091
     Payment of subordinated debt securities                                          (9,000)                   --
     Proceeds from issuance of common stock                                            4,090                13,851
     Cash dividends                                                                  (37,497)              (33,877)
     Acquisition of treasury stock                                                   (93,486)             (106,531)
                                                                               ----------------     -----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                               (2,797,119)              301,228
                                                                               ----------------     -----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                 11,545                59,989
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     277,558               379,279
                                                                               ----------------     -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   289,103            $  439,268
                                                                               ================     =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
     Interest                                                                        243,739               218,955
     Income Taxes                                                                     20,278                43,630
                                                                               ================     =================


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

NOTE B -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of preferred stock (when outstanding) and the incremental number of shares issuable from the exercise of stock options and stock warrants, calculated using the treasury stock method. All per share amounts have been retroactively restated to reflect all stock splits and stock dividends, including the 10% stock dividend payable December 1, 2000.

A reconciliation of weighted average common shares outstanding to weighted average shares outstanding assuming dilution follows (in thousands, except per share data):



                                                                                Three Months Ended September 30,
-----------------------------------------------------------------------------------------------------------------
                                                                                      2000               1999
-----------------------------------------------------------------------------------------------------------------
BASIC  EARNINGS PER SHARE
Net Income                                                                          $24,475            $29,149
Weighted Average Common Shares Outstanding                                           53,600             57,136
Basic Earnings Per Share                                                             $ 0.46             $ 0.51
                                                                        ======================   ================
DILUTED EARNINGS PER SHARE
Net Income                                                                          $24,475            $29,149
Weighted Average Common Shares Outstanding                                           53,600             57,136
Effect Of Dilutive Securities:
   Stock Options                                                                        408              1,122
                                                                        ----------------------   ----------------
Weighted Average Common Shares Outstanding Assuming Dilution                         54,008             58,258
Diluted Earnings Per Share                                                          $  0.45            $  0.50
                                                                        ======================   ================





                                                                                 Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------------------
                                                                                      2000               1999
-----------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
Net Income                                                                          $41,781            $86,889
Weighted Average Common Shares Outstanding                                           55,465             57,742
Basic Earnings Per Share                                                            $  0.75             $ 1.50
                                                                        ======================   ================
Diluted Earnings Per Share
Net Income                                                                          $41,781            $86,889
Weighted Average Common Shares Outstanding                                           55,465             57,742
Effect Of Dilutive Securities:
   Convertible Preferred Stock                                                          --                   1
   Warrants                                                                             --                   2
   Stock Options                                                                        377              1,142
                                                                        ----------------------   ----------------
Weighted Average Common Shares Outstanding Assuming Dilution                         55,842             58,887
Diluted Earnings Per Share                                                          $  0.75            $  1.48
                                                                        ======================   ================

NOTE C -- ACQUISITIONS

There were no acquisitions announced or completed in the first nine months of 2000.

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


At September 30, 2000, the Company had merger-related and restructuring reserves of $1.0 million consisting of $508 thousand of a 2000 reserve, $0 of a 1999 reserve and $523 thousand of a 1998 reserve. In June 2000, a $13.6 million reserve was established for expenses related to the failed merger of equals with Dime Bancorp ("Dime"). The expense to establish this reserve was offset by the present value of the termination award from Dime. During the third quarter of 2000, the Company paid $0.8 million for severance and related costs ("severance") and $12.3 million for the cost of consolidating operations ("consolidations"). At September 30, 2000, the 2000 reserve consisted of $508 thousand for consolidations. In 1999, a $32.0 million reserve was established for merger-related and restructuring charges. At December 31, 1999, the 1999 reserve consisted of $12.2 million for severance and $11.7 million for consolidations. During the first nine months of 2000, the Company paid $12.2 million for severance and $11.7 million for consolidations related to the 1999 reserve. All of these amounts were paid during the first nine months of 2000. In 1998, a $69.1 million reserve was established for merger-related and restructuring charges. At December 31, 1999, the 1998 reserve consisted of $142 thousand for severance and $1.8 million for consolidations. During the nine months of 2000, the Company paid $113 thousand for severance and $1.3 million for consolidations related to the 1998 reserve. At September 30, 2000, the 1998 reserve consisted of $29 thousand for severance and $494 thousand for consolidations.

NOTE D -- SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale and held to maturity at the dates indicated:


                                                            September 30, 2000
                                     ----------------------------------------------------------------
                                                             Gross Unrealized            Estimated
                                        Amortized     ------------------------------       Market
                                          Cost              Gains       (Losses)           Value
                                     ---------------  ------------------------------  ---------------
AVAILABLE FOR SALE
U.S. Government                        $   31,835          $   13       $   (213)        $   31,635
U.S. Government agencies                    3,500             --              (1)             3,499
Mortgage-backed securities                234,439             355         (9,609)           225,185
States and political subdivisions           2,015              38            --               2,053
Other debt securities                      17,620             --            (269)            17,351
Equity securities                         151,346           1,158         (6,163)           146,341
                                     ---------------  --------------  --------------  ---------------
                                       $  440,755          $1,564       $(16,255)        $  426,064
                                     ===============  ==============  ==============  ===============

                                                            September 30, 2000
                                     ----------------------------------------------------------------
                                                             Gross Unrealized            Estimated
                                        Amortized     ------------------------------       Market
                                          Cost              Gains       (Losses)           Value
                                     ---------------  ------------------------------  ---------------
HELD TO MATURITY
U.S. Government                        $   24,198          $  --        $   (123)        $   24,075
U.S. Government agencies                   38,216             148           (579)            37,785
Mortgage-backed securities                422,581             141        (18,419)           404,303
States and political subdivisions          46,274              78            (98)            46,254
Other debt securities                          80             --              (3)                77
                                     ---------------  -------------- ---------------  ---------------
                                       $  531,349          $  367       $(19,222)        $  512,494
                                     ===============  ============== ===============  ===============


                                                            December 31, 1999
                                     ----------------------------------------------------------------
                                                             Gross Unrealized            Estimated
                                        Amortized     ------------------------------       Market
                                          Cost              Gains       (Losses)           Value
                                     ---------------  ------------------------------  ---------------
AVAILABLE FOR SALE
U.S. Government                        $   87,332          $  196       $   (303)        $   87,225
U.S. Government agencies                  350,040              85         (7,595)           342,530
Mortgage-backed securities              2,167,606           1,431        (48,880)         2,120,157
States and political subdivisions           3,118              12            (10)             3,120
Other debt securities                      47,128               4         (1,813)            45,319
Equity securities                         213,826           1,932         (9,807)           205,951
                                     ---------------  --------------  --------------  ---------------
                                       $2,869,050          $3,660       $(68,408)        $2,804,302
                                     ===============  ==============  ==============  ===============

                                                            December 31, 1999
                                     ----------------------------------------------------------------
                                                             Gross Unrealized            Estimated
                                        Amortized     ------------------------------       Market
                                          Cost              Gains       (Losses)           Value
                                     ---------------  ------------------------------  ---------------
HELD TO MATURITY
U.S. Government                        $   24,195          $  --        $   (253)        $   23,942
U.S. Government agencies                   45,960             201           (636)            45,525
Mortgage-backed securities                467,540             220        (19,967)           447,793
States and political subdivisions          24,500              26           (575)            23,951
Other debt securities                          29             --             --                  29
                                     ---------------  ---------------  -------------  ----------------
                                       $  562,224          $  447       $(21,431)        $  541,240
                                     ===============  ===============  =============  ================


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



                                                                                     For the three-months ended
                                                                                         September 30, 2000
                                                                         ---------------------------------------------------
                                                                            Before tax        Tax Benefit      Net of Tax
                                                                              amount           (Expense)         Amount
                                                                         ---------------- ----------------- ----------------
 Unrealized security gains (losses) arising during the period                $  2,725          $ (2,974)        $   (249)
 Less: reclassification adjustment for losses realized in net income            1,498              (502)             996
                                                                         ---------------- ----------------- ----------------
 Net change during period                                                    $  1,227          $ (2,472)        $ (1,245)
                                                                         ---------------- ----------------- ----------------

                                                                                     For the three-months ended
                                                                                         September 30, 1999
                                                                         ---------------------------------------------------
                                                                            Before tax        Tax Benefit      Net of Tax
                                                                              amount           (Expense)         Amount
                                                                         ---------------- ----------------- ----------------
 Unrealized security gains (losses) arising during the period                $(13,991)         $  5,216         $ (8,775)
 Less: reclassification adjustment for gains realized in net income               848              (297)             551
                                                                         ---------------- ----------------- ----------------
 Net change during period                                                    $(14,839)         $  5,513         $ (9,326)
                                                                         ---------------- ----------------- ----------------


                                                                                      For the nine-months ended
                                                                                          September 30, 2000
                                                                         ---------------------------------------------------
                                                                            Before tax        Tax Benefit      Net of Tax
                                                                              amount           (Expense)         Amount
                                                                         ---------------- ----------------- ----------------
 Unrealized security gains (losses) arising during the period                $ (9,306)         $  2,414         $ (6,892)
 Less: reclassification adjustment for losses realized in net income          (59,363)           20,841          (38,522)
                                                                         ---------------- ----------------- ----------------
 Net change during period                                                    $ 50,057          $(18,427)        $ 31,630
                                                                         ---------------- ----------------- ----------------

                                                                                      For the nine-months ended
                                                                                          September 30, 1999
                                                                         ---------------------------------------------------
                                                                            Before tax        Tax Benefit      Net of Tax
                                                                              amount           (Expense)         Amount
                                                                         ---------------- ----------------- ----------------
 Unrealized security gains (losses) arising during the period                $(68,635)         $ 24,903         $(43,732)
 Less: reclassification adjustment for gains  realized in net income            4,096            (1,434)           2,662
                                                                         ---------------- ----------------- ----------------
 Net change during period                                                    $(72,731)         $ 26,337         $(46,394)
                                                                         ---------------- ----------------- ----------------




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

RESULTS OF OPERATIONS

OVERVIEW

Hudson United Bancorp reported net income of $24.5 million or $0.45 per diluted share for the third quarter of 2000. In the corresponding 1999 period, the Company had net income of $29.1 million or $0.50 per diluted share. The year to year decline in net income resulted from slower revenue growth than in the previous quarters of this year and an increase in operating expenses associated with resolving problems arising during and after the implementation of new systems, further impacted by staff disruptions caused by the Dime merger of equals and its subsequent termination. The Company's return on average assets was 1.31% and return on average equity was 20.91% for the third quarter of 2000. For the third quarter of 1999, return on average assets was 1.23% and return on average equity was 20.26%.

For the nine-months ended September 30, 2000, the Company had net income of $41.8 million or $0.75 per fully diluted share. Excluding the $63.6 million second quarter 2000 Loss on assets held for sale ("special charge"), which resulted from the implementation of the Company's balance sheet deleverging strategy, operating earnings for the same 2000 period were $86.2 million or $1.54 per fully diluted share. In the same 1999 period, net income was $86.9 million and fully diluted earnings per share was $1.48. The increase in operating earnings per share resulted primarily from fewer shares outstanding in 2000, which resulted from treasury stock repurchases. Net income was basically flat, period to period, as expense savings due mainly to synergies recognized from acquisitions made in 1999 offset lower net revenue. On an operating basis, for the nine-month period ended September 30, 2000, return on average assets was 1.32% and return on average equity was 23.29%. For the corresponding period in 1999, return on average assets was 1.28% and return on average equity was 19.68%.

NET INTEREST INCOME

Net interest income was $75.8 million for the three-month period ended September 30, 2000 and $87.9 million for the three-month period ended September 30, 1999. The majority of the decline in net interest income resulted from the rise in short-term interest rates over the last year. The net interest margin was 4.47% for the third quarter of 2000 and 4.02% for the third quarter of 1999. The increase in net interest margin was primarily the result of the recently completed balance sheet restructuring that eliminated lower yielding interest-earning assets and higher-cost borrowings. As a result of the deleverging, interest income and interest expense were both lower for the third quarter of 2000 compared to the same 1999 period. The decrease in interest income was $25.5 million and the decrease in interest expense was $13.4 million.

Net interest income was $248.2 million for the nine-month period ended September 30, 2000 and $255.7 million for the nine-month period ended September 30, 1999. The net interest margin was 4.15% and 4.08% for the nine-months ended September 30, 2000 and 1999, respectively. For the first nine months of 2000, interest income increased $5.1 million as an increase in interest on loans, which resulted mainly from higher average volumes, more than offset a decline in interest on investment securities. Interest expense was $12.6 million higher year-to-date September 2000 compared to the corresponding period in 1999 as higher short-term borrowing expense more than offset a decline in interest expense on deposits.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $6.0 million and $5.2 million for the three-month periods ended September 30, 2000 and 1999, respectively. For the nine-months ended September 30, 2000 and 1999, the provision for possible loan losses was $18.0 million and $14.3 million, respectively. The higher provision reflects the nonperforming assets and charge-offs in the portfolio including the acquired companies utilizing the Company's reserve methodology. The Allowance for possible loan losses ("the Allowance") was $96.7 million at September 30, 2000 and $98.7 million at December 31, 1999. At September 30, 2000, the allowance represented 174% of nonperforming loans and 1.81% of total loans. At year-end 1999, the Allowance represented 201% of nonperforming loans and 1.74% of total loans.

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

    o  actual losses

    o  peer comparisons with other financial institutions

    o economic data associated with the real estate market in the Company's area of operations

    o opportunities to dispose of marginally performing loans for cash consideration

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at September 30, 2000.

Nonperforming assets were $59.7 million at September 30, 2000 and $53.1 million at December 31, 1999. The increase from year-end resulted primarily from several acquisition-related credits moving to nonaccrual status. The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:




                                                                                ASSET QUALITY SCHEDULE
                                                                                ----------------------
                                                                                (Dollars in Thousands)
                                                                            9/30/00                      12/31/99
                                                                            -------                      --------
Nonaccrual Loans:
   Commercial                                                               $19,427                       $ 7,516
   Real Estate                                                               33,468                        38,190
   Consumer                                                                   2,746                           646
                                                                   -------------------          --------------------
      Total Nonaccrual Loans                                                 55,641                        46,352
Renegotiated Loans                                                              --                          2,751
                                                                   -------------------          --------------------
     Total Nonperforming Loans                                               55,641                        49,103
Other Real Estate Owned                                                       4,021                         3,948
                                                                   -------------------          --------------------
      Total Nonperforming Assets                                            $59,662                       $53,051
                                                                   ===================          ====================
Nonaccrual Loans  to Total Loans                                               1.04%                         0.82%
Nonperforming Assets to Total Assets                                           0.86%                         0.55%
Allowance for Loan Losses to Nonaccrual Loans                                   174%                          213%
Allowance for Loan Losses to Nonperforming Loans                                174%                          201%
Loans Past Due 90 Days or More and Accruing
      Commercial                                                            $ 6,431                       $ 3,004
      Real Estate                                                            10,898                        13,085
      Consumer                                                                6,464                         3,011
      Credit card                                                             4,104                         4,139
                                                                   -------------------          --------------------
         Total Past Due Loans                                               $27,897                       $23,239
                                                                   ===================          ====================


The following table presents the activity in the allowance for possible loan losses for the periods indicated:



                                                                  Summary of Activity in the Allowance
                                                                       Broken Down by Loan Category
                                                         -----------------------------------------------
                                                                Nine Months Ended          Year Ended
                                                                      9/30/00               12/31/99
                                                         -----------------------------------------------
                                                                          (Dollars in thousands)
Amount of Loans Outstanding at Period End                           $5,345,369             $5,679,581
                                                         ========================     ==================
Daily Average Amount of Loans Outstanding                           $5,550,326             $5,136,467
                                                         ========================     ==================
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year                                        $   98,749             $   76,043
Loans charged off:
     Real estate mortgages                                              (2,305)               (13,657)
     Commercial                                                         (5,995)               (10,388)
     Consumer                                                          (17,384)               (24,012)
                                                         ------------------------     ------------------
          Total loans charged off                                      (25,684)               (48,057)
                                                         ------------------------     ------------------
Recoveries:
     Real estate mortgages                                                 591                  1,902
     Commercial                                                            855                  1,962
     Consumer                                                            4,156                  6,065
                                                         ------------------------     ------------------
          Total recoveries                                               5,602                  9,929
                                                         ------------------------     ------------------

Net loans charged off                                                  (20,082)               (38,128)
Allowance of acquired companies                                            --                   8,634
Provision for possible loan losses                                      18,000                 52,200
                                                         ------------------------     ------------------
Balance at end of period                                            $   96,667             $   98,749
                                                         ========================     ==================
Ratio of Annualized Net Loans Charged Off During Period
   to Average Loans Outstanding                                           0.48%                  0.74%
                                                         ========================     ==================

NONINTEREST INCOME

Total noninterest income for the third quarter of 2000 was $25.7 million compared to $23.9 million for the third quarter of 1999. Service charges on deposit accounts increased 11% in the 2000 period compared to the 1999 period due mainly to recently implemented revenue initiatives. For the third quarter of 2000, noninterest income represented 25% of net revenue.

For the nine-months ended September 30, 2000, total noninterest income was $8.6 million. Excluding the second quarter 2000 special charge, total noninterest income was $72.3 million. For the nine-months ended September 30, 1999, total noninterest income was $68.8 million. Service charges on deposit accounts and Shoppers Charge fees had the strongest growth compared to the 1999 period.

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 2000 was $58.7 million compared to $61.3 million in the third quarter of 1999. The decline in expenses for the comparative periods was primarily due to cost savings related to the JeffBanks, Inc. and Southern Jersey Bancorp acquisitions. The efficiency ratio was 53.6% for the 2000 third quarter and 51.1% for the 1999 third quarter. Noninterest expenses in the third quarter of 2000 increased from $53.7 million in the second quarter of 2000 primarily due to the aforementioned higher operating expenses related to the new system implementation and Dime merger agreement and subsequent termination.

Noninterest expenses were $172.7 million and $178.0 million for the first nine months of 2000 and 1999, respectively. The efficiency ratio, excluding the impact of the 2000 second quarter special charge, was 50.3% for nine-month period ended September 30, 2000 and 51.3% for the nine-month period ended September 30, 1999. As in the third quarter, acquisition related cost savings were the primary reason for the decline in expenses.

FINANCIAL CONDITION

Total assets amounted to $6.9 billion at September 30, 2000 and $9.7 billion at December 31, 1999. At September 30, 2000, total loans were $5.3 billion and at December 31, 1999, total loans were $5.7 billion. Commercial loans were $1.9 billion at September 30, 2000, which was an increase of $85 million from December 31, 1999. As a result of the balance sheet restructuring, investment securities were $1.0 billion at September 30, 2000. At year-end 1999, investment securities were $3.4 billion. The decline in investment securities, when comparing September 30, 2000 to December 31, 1999, was the primary reason for the decline in total assets when comparing the same periods.

Deposits were $5.7 billion at September 30, 2000 and $6.5 billion at December 31, 1999. The decline in deposits was primarily in the higher cost interest-bearing deposit categories. At September 30, 2000, borrowings amounted to $469 million, a significant decline from $2.4 billion at December 31, 1999. This decline resulted from the balance sheet restructuring. Total stockholders' equity was $466.6 million at September 30, 2000 and $519.2 million at December 31, 1999. Book value per common share was $9.63 at September 30, 2000 and $10.00 at December 31, 1999. The reduction in book value per share resulted mainly from the purchase of 3.7 million shares of the Company's stock pursuant to programs adopted by the Board of Directors.

The Company is not aware of any current recommendations by the regulatory authorities that would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at September 30, 2000 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:



                                             Ratios at        Minimum Regulatory
                                         September 30, 2000       Guidelines
                                         ------------------       ----------
     Total Risk-Based Capital                  12.68%               10.0%
     Tier 1 Risk-Based Capital                  9.29%                6.0%
     Tier 1 Leverage Ratio                      6.76%                4.0%

PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

         A. The Annual Meeting of Shareholders of Hudson United Bancorp was held August 23, 2000.

         B. The names of the directors who are nominees for election for the 2000 Annual Meeting and the names of the directors whose terms extend beyond the 2000 Annual Meeting are set forth in the tables below.

         Nominees for 2000 Annual Meeting:
             Robert J. Burke
             Charles F.X. Poggi
             Donald P. Calcagnini
             David A. Rosow

         Directors whose terms extended beyond this Annual Meeting:
             Kenneth T. Neilson
             Joan David
             Thomas R. Farley, Esq.
             Sister Grace Frances Strauber
             John H. Tatigian, Jr.
             Noel deCordova
             Bryant D. Malcom
             W. Peter McBride
             James E. Schierloh

         C. The following is a brief description as well as the tabulation of votes for each of the matters which were voted upon at the 2000 Annual Meeting..

         1. Election of the following five persons as directors of Hudson United
            Bancorp:

            Director                       For                Authority Withheld

            Robert J. Burke                39,071,552         1,112,577
            Charles F.X. Poggi             38,993,941         1,190,287
            Donald  P. Calcagnini          39,074,593         1,109,635
            David A. Rosow                 39,035,503         1,148,726

         2. A shareholder proposal set forth in the Proxy was not voted upon since neither the shareholder nor a representative was present at the meeting to present the proposal.

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (3)(A) The Certificate of Incorporation of the Company in effect on May 11, 1999.

         (3)(B) The By-Laws of the Company. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit (3b)).

(b)      Reports on Form 8-K

                        None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Hudson United Bancorp




November 14, 2000                           KENNETH T. NEILSON
---------------------------------------     ------------------------------------
Date                                        Kenneth T. Neilson
                                            Chairman, President &
                                            Chief Executive Officer




November 14, 2000                           NICHOLAS G. HAHN
---------------------------------------     ------------------------------------
Date                                        Nicholas G. Hahn
                                            Executive Vice President &
                                            Chief Financial Officer