Form 10-K405
period 2000-12-31
HUDSON UNITED BANCORP
filed 2001-03-19
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

    /X/ ANNUAL REPORT  PURSUANT TO SECTION 13  OR  15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE  REQUIRED]
        For the fiscal  year ended  December 31, 2000

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _____________ to _____________

                         Commission file number 1-08660

                              Hudson United Bancorp
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

      New Jersey                                     22-2405746
---------------------------------         --------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or organization)

                              1000 MacArthur Blvd.
                               Mahwah, New Jersey               07430
                            ------------------------            -----
                 (Address of principal executive offices)     (Zip Code)

        Registrant's telephone number, including area code:(201)236-2600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

       Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 10, 2001 was $ TBD.

       The number of shares of Registrant's common stock, no par value, outstanding as of March 10, 2001 was TBD.

                              Hudson United Bancorp

                             Form 10-K Annual Report
                   For The Fiscal Year Ended December 31, 2000

                                     PART I

ITEM 1. BUSINESS
        --------

        (a) General Development of Business

Hudson United Bancorp ("HUB" or "Registrant" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company was organized under the laws of New Jersey in 1982 by Hudson United Bank ("Hudson United" or the "Bank") for the purpose of creating a bank holding company for Hudson United. The Company directly owns Hudson United, HUBCO Capital Trust I, HUBCO Capital Trust II, JBI Capital Trust I, Jefferson Delaware Inc., and AMFDCM, Inc. In March 1999, the former Lafayette American Bank and Bank of the Hudson were merged into Hudson United. In addition, the shareholders of the Company on April 21, 1999 approved an amendment to the certificate of incorporation to change the name of the Company from HUBCO, Inc. to Hudson United Bancorp. The Company is also the indirect owner, through Hudson United, of 13 subsidiaries.

Recent Change in Asset Size and Acquisition Activity of the Company
-------------------------------------------------------------------

The Company's total assets at December 31, 2000 were $6.8 billion, which represented a significant reduction in its total assets from the prior year, which were $9.7 billion at December 31, 1999.

The reduction in total assets during the year ended December 31, 2000 was primarily the result of the Company's decision to implement a balance sheet deleveraging strategy, under which the Company sold a significant amount of its lower yielding investment securities portfolio and used the proceeds from such sale to reduce its borrowings. The Company implemented this deleveraging strategy to attempt to increase the Company's net interest margin, return on assets, return on equity and earnings per share while also reducing the Company's exposure to changes in interest rates (See Management's Discussion and Analysis).

The reduction in total assets during 2000 was also due in part to runoff in certain loan portfolios and deposit categories, primarily related to runoff in loans and deposits of institutions acquired in the year ended December 31, 1999 and in prior years. The Company did not complete any acquisitions in 2000, whereas it had been a frequent acquirer in 1999 and in prior years.

Proposed Merger with Dime Bancorp, Inc. ("Dime") which was Terminated in 2000
-----------------------------------------------------------------------------

HUB entered into a merger agreement in 1999 with Dime, a New York City based financial institution, under which HUB and Dime were to merge with Dime as the surviving corporation in the merger changing its name to Dime United Bancorp, Inc. ("Dime United"). Dime shareholders would have owned 56% of the outstanding Dime United stock and HUB shareholders would have owned 44% of the outstanding Dime United stock following the merger. The proposed merger with Dime would have been the largest business combination in HUB's corporate history.

The closing of the proposed merger was initially delayed, and the merger was eventually terminated in 2000, following the announcement by North Fork Bancorporation of a hostile, unsolicited acquisition bid for Dime, and the subsequent vote by the shareholders of Dime to not proceed with the previously announced proposed merger with HUB. The initial delay and the eventual termination of the merger had a negative impact on the Company's growth and profitability.

Dime agreed to pay the Company a minimum merger termination fee of $15 million on or before October 28, 2001. Dime also agreed to pay additional amounts to the Company on or before October 28, 2001, in excess of the minimum termination fee, up to a maximum amount of $92 million in the event that Dime enters in certain transactions with third parties involving a sale by Dime of a substantial portion of its assets, a significant subsidiary or Dime itself. Management of the Company believes that it is unlikely that it will receive from Dime any amounts in excess of the minimum termination fee payable. HUB recognized the minimum termination fee payable from Dime as revenue when the proposed merger was terminated in 2000, which revenue recognized was less than the expenses incurred by the Company in the terminated merger.

Acquisition Activity by the Company
-----------------------------------

The Company did not complete any acquisitions in 2000.

The Company completed six acquisitions in 1999, however, and had completed a total of 31 acquisitions from October 1990 to December 1999. The Company had increased its total assets over this period from $550 million to $9.7 billion, and had increased its branch network over this period from 15 branches to over 200 branches, primarily as a result of acquisitions.

On March 26, 1999, the Company completed its assumption of $151 million of deposit liabilities and purchase of a retail branch office in Hartford, Connecticut from First International Bank.

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

The above acquisitions in 1999 were accounted for under the purchase method of accounting.

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

The Jeff and SJB acquisitions in the year ended December 31, 1999 were accounted for under the poolings-of-interests method of accounting.

Summary of Acquisitions
-----------------------

The following chart summarizes the acquisitions undertaken by the Company since October 1990. The amounts shown as "Purchase Price" represent either cash paid or the market value of securities issued by Hudson United Bancorp to the shareholders or owners of the acquired entity:


                                                                PURCHASE        DEPOSITS           LOANS
                                                                    PRICE       ASSUMED PURCHASED         BRANCHES
INSTITUTION                                                   (IN MILLIONS)    (IN MILLIONS)     (IN MILLIONS)     ACQUIRED
---------------------------------------------------------------------------------------------------------------------------
Mountain Ridge State Bank                                       $     0.3            $  47             $  12           1
Meadowlands National Bank                                             0.4               36                22           3
Center Savings and Loan                                               0.1               90                79           1
Irving Federal Savings and Loan                                       0.1              160                62           5
Broadway Bank and Trust                                               3.4              346                10           8
Pilgrim State Bank                                                    6.0              123                47           6
Polifly Federal Savings and Loan                                      6.2              105                 1           4
Washington Savings Bank                                              40.5              238               169           8
Shoppers Charge Accounts                                             16.3                -                56           -
Jefferson National Bank                                               9.7               85                42           4
Urban National Bank                                                  38.2              204                90           9
Growth Financial Corp                                                25.6              110               102           3
CrossLand Federal Savings Branches                                    3.0               60                 1           3
Lafayette American Bank & Trust                                     120.0              647               548          19
Hometown Bancorporation, Inc.                                        31.6              162                99           2
UST Bank, CT                                                         13.7               95                70           4
Westport Bancorp, Inc.                                               67.8              259               183           7
The Bank of Southington                                              26.7              122                85           2
Security National Bank & Trust                                       11.0               77                48           4
Poughkeepsie Financial                                              136.0              611               648          16
MSB Bancorp                                                         115.0              686               375          16
First Union Branches                                                 32.0              320                 1          23
Community Financial                                                  29.6              137                87           8
Dime Financial                                                      201.0              817               374          11
IBS Financial                                                       227.0              560               218          10
FNB Branch Purchase                                                   9.1              151                 -           1
Little Falls Bancorp, Inc.                                           55.0              234               153           6
Lyon Credit Corporation                                            not disclosed         -               350           -
Advest Bank & Trust Assets/Liabilities                                2.0              112               148           -
JeffBanks, Inc.                                                     371.0            1,380             1,429          32
Southern Jersey Bancorp                                              54.0              382               213          17


The Company believes that its profitability and its financial condition may be significantly impacted by its acquisition strategy and by the consummation of its acquisitions.

The Company intends to continue to seek opportunities to acquire other banks or financial services companies, and to acquire specific loans or other assets and/or to assume deposit or other liabilities of other banks or financial services companies. There can be no assurance that the Company will be successful in making additional acquisitions or, if additional acquisitions are made, that these acquisitions will enhance the profitability of the Company.

Stock Repurchases by the Company in 2000
----------------------------------------

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

The Board of Directors authorized an increase in the Company's stock repurchase program in the year ended December 31, 2000, following the previously mentioned implementation of the deleveraging strategy and the termination of the Dime merger. The Company repurchased 9.4 million shares of its own stock at an aggregate cost of $193.3 million in 2000, which represented a much larger volume of stock repurchases in that year than the Company had ever previously done. The Company repurchased 3.7 million shares of its own stock at an aggregate cost of $121.4 million in 1999.

Other Subsidiaries
------------------

The Company is the indirect owner or has been the indirect owner, through Hudson United, of other subsidiaries involved in data processing; owning investment securities and real estate assets; and in certain other activities.

In 1983, HUB formed a directly owned subsidiary called HUB Financial Services, Inc., which was a wholly owned data processing subsidiary. In 1995, HUB sold 50% of the stock in HUB Financial Services, Inc. to United National Bank, a New Jersey based institution. HUB simultaneously made a capital contribution of the remaining 50% to Hudson United Bank. Simultaneously with the sale of 50% to United National Bank, the name of HUB Financial Services, Inc. was changed to United Financial Services, Inc.("UFS"). UFS ceased to provide data processing and imaged check processing services to both of its owner banks through October 1999. The Company currently outsources such services to an independent third party provider of such data processing and other services. UFS is in the process of dissolution.

In 1997, Hudson United established a directly owned subsidiary called HUB Mortgage Investments, Inc. At December 31, 2000, $790 million of mortgage loans and $83 million in mortgage-related investment securities of Hudson United were being managed by this subsidy, which operates as a real estate investment trust.

In 1987, Hendrick Hudson Corp. was established. As of December 31, 2000, $24 million of Hudson United's investment portfolio is being managed by Hendrick Hudson Corp. of New Jersey.

In 1998, three additional investment companies were established: NJ Investments of Delaware, Inc., LAB Investment Corp. of Delaware, Inc., and BOTH Investments of Delaware, Inc. In 1999, in conjunction with the merger of Lafayette American Bank and Bank of the Hudson into Hudson United, LAB Investment Corp. of Delaware, Inc. and BOTH Investments of Delaware, Inc. were merged into NJ Investments of Delaware, Inc. As of December 31, 2000, $323 million of Hudson United's investment portfolio was being managed by NJ Investments of Delaware, Inc.

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

Hudson United owns eight real estate holding companies that engage in various aspects of the real estate business. They are: Fair Street Associates, Inc., Markgard Realty, Inc., Plural Realty of Chappaqua, Inc., Riverdale Timber Ridge, Inc., Plural Realty, Inc. Posabk, Inc., PSB Associates and PSB Building Corp.

Employee Relations
------------------

Hudson United Bank enjoys a good relationship with its employees and is not party to any collective bargaining agreements.

Regulatory Matters
------------------

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

Capital Adequacy Guidelines and Deposit Insurance
-------------------------------------------------

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a bank would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized", and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

The regulations implementing these provisions of FDICIA provide that a bank will be classified as "well capitalized" if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. A bank will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent, or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of "well capitalized". A bank will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent, or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. A bank will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than
6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

As of December 31, 2000, the Bank's capital ratios exceed the requirements to be considered a well capitalized institution under the FDIC regulations.

Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with that category. A minimum risk-based capital to risk based assets ratio of 8.00% must be attained. At least one half of an institution's total risk-based capital must consist of Tier 1 capital, and the balance may consist of Tier 2, or supplemental capital. Tier 1 capital consists primarily of common stockholders' equity along with preferred or convertible preferred stock and qualifying trust preferred securities, minus goodwill. Tier 2 capital consists of an institution's allowance for loan and lease losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for loan and lease losses which is considered Tier 2 capital is limited to 1.25% of an institution's risk-based assets. As of December 31, 2000, HUB's total risk-based capital ratio was 11.1%, consisting of a Tier 1 ratio of 7.6% and a Tier 2 ratio of 3.5%. Both ratios exceed the requirements under these regulations.

In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-to-200 basis points above the 3% minimum. As of December 31, 2000, HUB had a leverage capital ratio of 5.96%. HUB and its subsidiary bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HUB's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, HUB and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators as to components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that HUB and its subsidiary bank meet all capital adequacy requirements to which they are subject.

Hudson United is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("Oakar deposits").

The Economic Growth and Regulatory Reduction Act of 1996 (the "1996 Act") included the Deposit Insurance Funds Act of 1996 (the "Funds Act") under which the FDIC was required to impose a special assessment on SAIF assessable deposits to recapitalize the SAIF. Under the Funds Act, the FDIC also charged assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corporation ("FICO") bonds until January 1, 2000, at which time the assessment became equal. During 2000, a rate of approximately 2.06 basis points was charged on all deposits. The 1996 Act instituted a number of other regulatory relief provisions.

Restrictions on Dividend Payments, Loans, or Advances
-----------------------------------------------------

The holders of HUB's common stock are entitled to receive dividends, when, and if declared by the Board of Directors of HUB out of funds legally available, subject to the preferential dividend rights of any preferred stock that may be outstanding from time to time.

The only statutory limitation is that such dividends may not be paid when HUB is insolvent. Because funds for the payment of dividends by HUB come primarily from the earnings of HUB's bank subsidiary, as a practical matter, restrictions on the ability of Hudson United to pay dividends act as restrictions on the amount of funds available for the payment of dividends by HUB.

Certain restrictions exist regarding the ability of Hudson United to transfer funds to HUB in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. As of December 31, 2000 the maximum amount available for distribution to HUB from Hudson United was $525.9 million, subject to regulatory capital limitations.

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

Holding Company Supervision
---------------------------

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

Interstate Banking Authority
----------------------------

The Riegle-Neale Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") enables a bank holding company to acquire banks in states other than its home state regardless of applicable state law.

The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches. Under the legislation, each state had the opportunity to "opt out" of this provision, thereby prohibiting interstate branching in such states. Furthermore, a state may "opt in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank. The vast majority of states have allowed interstate banking by merger but have not authorized de novo branching.

Recent Legislation
------------------

The Gramm-Leach-Bliley Financial Modernization Act of 1999 became effective in early 2000. The Modernization Act:

o allows bank holding companies meeting management, capital and Community Reinvestment Act Standards to engage in a substantially broader range of nonbanking activities than previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

o    allows insurers and other financial service companies to acquire banks;

o removes various restrictions previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Modernization Act also modified other financial laws, including laws related to financial privacy and community reinvestment.

Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on HUB cannot be determined at this time.

Cross Guarantee Provisions and Source of Strength Doctrine
----------------------------------------------------------

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

                  (c) Narrative Description of Business

HUB exists primarily to hold the stock of its subsidiaries. At December 31, 2000, HUB had six directly-owned subsidiaries including Hudson United. In addition, HUB, through Hudson United, indirectly owns 13 additional subsidiaries. The historical growth of, and regulations affecting, each of HUB's direct and indirect subsidiaries is described in Item 1(a) above, which is incorporated herein by reference.

HUB is a legal entity separate from its subsidiaries. The stock of Hudson United is HUB's principal asset. Dividends from Hudson United are the primary source of income for HUB. As explained above in Item 1(a), legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Bank to HUB.

At December 31, 2000, HUB, through its subsidiaries, had total deposits of $5.8 billion, total loans of $5.3 billion and total assets of $6.8 billion. HUB ranked 3rd among commercial banks and bank holding companies headquartered in New Jersey in terms of asset size at December 31, 2000.

Hudson United is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character, including imaged checking, savings, and time deposit accounts, 24-hour telephone banking, internet banking, trust services, cash management services, safe deposit boxes, insurance, stock, bond, and mutual fund sales, secured and unsecured personal and commercial loans, residential and commercial real estate loans, and international services including import and export needs, foreign currency purchases and letters of credit. The Bank's deposit accounts are competitive with those of other banks and include money market accounts and a variety of interest-bearing transaction accounts. In the lending area, the Bank primarily engages in commercial lending, real estate lending, consumer lending and credit card programs.

Hudson United offers a variety of trust services. At December 31, 2000, Hudson United's Trust Department had approximately $758.1 million of assets under management or in its custodial control.

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

Hudson United has focused on becoming an integral part of the communities it serves. Officers and employees are incented to meet the needs of their customers and to meet the needs of the local communities served.

The Company had 1,899 full-time equivalent employees as of December 31, 2000.

                  (d) Financial Information about foreign and
                      ---------------------------------------
                           domestic operations and export sales.
                           ------------------------------------

                           Not Applicable

                  (e) Executive Officers of the Registrant

The following table sets forth certain information as to each executive officer of the Company who is not a director.


Name, Age and                                    Officer of
Position with                                   the Company
the Company                                        Since                     Principal Position
------------------------------------------------------------------------------------------------------------------------------------

John F. McIlwain, 62                                 1991                    Executive Vice President and
                                                                             Chief Credit Officer

Thomas R. Nelson, 56                                 1994                    Executive Vice President;
                                                                             President, Shoppers Charge Accounts Co.

D. Lynn Van Borkulo-Nuzzo, 51                        1988                    Executive Vice President and
                                                                             Corporate Secretary

Thomas J. Shara, 43                                  1994                    Executive Vice President and
                                                                             Senior Loan Officer

Susan M. Staudmyer, 43                               1998                    Executive Vice President,
                                                                             Retail Banking

William R. Coda, 43                                  2000                    Executive Vice President,
                                                                             Human Resources and
                                                                             Professional Development

James Mayo, 61                                       2000                    Executive Vice President,
                                                                             Operations and Technology

William A. Houlihan, 45                              2001                    Executive Vice President, and
                                                                             Chief Financial Officer


                  (f)  Statistical Disclosure Required Pursuant to
                      Securities Exchange Act, Industry Guide 3

The statistical disclosures for a bank holding company required pursuant to Industry Guide 3 are contained on the following pages of this Report on Form 10K.

ITEM 2.  PROPERTIES
         ----------

The corporate headquarters of the Company and the Bank is located in a three story facility in Mahwah, New Jersey. HUB owns the building which is approximately 64,350 square feet and houses the executive offices of the Company and its subsidiaries. Hudson United occupied 202 branch offices as of December 31, 2000, of which 103 are owned and 99 are leased.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

In the normal course of business, lawsuits and claims may be brought by and may arise against HUB and its subsidiaries. In the opinion of management, no legal proceedings which have arisen in the normal course of the Company's business and which are presently pending or threatened against HUB or its subsidiaries, when resolved, will have a material adverse effect on the business or financial condition of HUB or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of shareholders of HUB during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         -------------------------------------------------
             STOCKHOLDER MATTERS
             -------------------

As of December 31, 2000, the Company had approximately 8,105 shareholders.

The Company's common stock is listed on the New York Stock Exchange. The following represents the high and low closing sale prices from each quarter during the last two years. The numbers have been restated to reflect all stock dividends.

                                                  2000

                                          High              Low
                                    ----------------- ----------------
         1st Quarter                        $22.61           $16.42
         2nd Quarter                         24.77            17.67
         3rd Quarter                         25.11            20.34
         4th Quarter                         24.27            17.27

                                                  1999

                                          High              Low
                                    ----------------- ----------------
         1st Quarter                        $30.23           $26.26
         2nd Quarter                         31.78            27.03
         3rd Quarter                         29.79            24.99
         4th Quarter                         29.73            22.73

The following table shows the per share quarterly cash dividends paid upon the common stock over the last two years, restated to give retroactive effect to stock dividends.

                          2000                                  1999
                          ----                                  ----

        March 1          $0.227                 March 1         $0.221
        June 1            0.227                 June 1           0.221
        September 1       0.227                 September 1      0.221
        December 1        0.250                 December 1       0.221

Dividends are generally declared within 30 days prior to the payable date, to stockholders of record 10 to 20 days after the declaration date.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

(In Thousands Except For Per Share Amounts)

Reference should be made to footnote 2, Business Combinations, of the financial statements of this Report on Form 10-K for a discussion of recent acquisitions that affect the comparability of the information contained in this table.


                                                       2000            1999            1998            1997            1996
                                                       ----            ----            ----            ----            ----
Net Interest Income                               $ 319,726       $ 343,066       $ 328,850       $ 326,544       $ 312,627
Provision for Possible Loan Losses
                                                     24,000          52,200          35,607          24,442          29,060

Net Income                                           49,821          69,338          26,751          83,995          47,304
Per Share Data(1)
Earnings Per Share:
   Basic                                               0.93            1.21            0.46            1.41            0.78

   Diluted                                             0.92            1.18            0.44            1.35            0.75
Cash Dividends - Common                                0.93            0.88            0.77            0.65            0.56

Balance Sheet Totals
(at or for the year ended December 31,):
Total Assets
                                                  6,817,226       9,686,286       8,897,775       8,649,847       8,262,962

Long Term Debt                                      248,300         257,300         257,300         210,050         134,750

Average Assets                                    8,206,796       9,248,141       8,721,572       8,314,181       7,884,000

Average Deposits                                  5,901,510       6,596,220       6,879,120       6,669,840       6,519,607

Average Equity                                      464,860         580,238         646,851         669,756         670,979


(1) Per share data is adjusted retroactively to reflect a 10% stock dividend paid December 1, 2000 to stockholders of record on November 20, 2000, a 3% stock dividend paid December 1, 1999 to stockholders of record on November 26, 1999, a 3% stock dividend paid September 1, 1998 to stockholders of record on August 14, 1998, a 3% stock dividend paid December 1, 1997 to stockholders of record on November 13, 1997, and a 3% stock dividend paid November 15, 1996 to stockholders of record on November 4, 1996.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

         Statements Regarding Forward-Looking Information

This form 10-K, both in the Management Discussion & Analysis and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward looking terminology as "expect," "look," "believe," "anticipate," "consider," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, changes in interest rates, changes in economic conditions, deposit and loan growth, and loan loss provisions; changes in relationships with customers, failure to realize expected cost savings or revenue enhancements from changes in business models and acquisitions, and the effects of legal and regulatory provisions applicable to the Company and its competitors. Actual results may differ materially from the results discussed in these forward-looking statements. The Company assumes no obligation for updating any such forward-looking statements at this time.

         Recent Change in Asset Size and Acquisition Activity of the Company

The Company had total assets at December 31, 2000 of $6.8 billion which represented a significant reduction in its total assets from the prior year, which were $9.7 billion at December 31, 1999.

The reduction in total assets during the year ended December 31, 2000 was primarily the result of the Company's decision to implement a balance sheet deleveraging strategy, under which the Company sold a significant amount of its lower yielding investment securities portfolio and used the proceeds from such sale to reduce its borrowings. The Company implemented this deleveraging strategy to attempt to increase the Company's net margin, return on assets, return on equity and earnings per share while also reducing the Company's exposure to changes in interest rates.

The reduction in total assets during 2000 was also due in part to runoff in certain loan portfolios and deposit categories, primarily related to runoff in loans and deposits of institutions acquired in the year ended December 31, 1999 and in prior years. The Company did not complete any acquisitions in 2000, whereas it had been a frequent acquirer in prior years.

         Proposed Merger with Dime Bancorp, Inc. ("Dime") which was Terminated in 2000

HUB entered into a merger agreement in 1999 with Dime, a New York City based financial institution, under which HUB and Dime were to merge with Dime as the surviving corporation in the merger changing its name to Dime United Bancorp, Inc. ("Dime United"). Dime shareholders would have owned 56% of the outstanding Dime United stock and HUB shareholders would have owned 44% of the outstanding Dime United stock following the merger. The proposed merger with Dime would have been the largest business combination in HUB's coporate history.

The closing of the proposed merger was initially delayed, and the merger was eventually terminated in 2000, following the announcement by North Fork Bancorporation of a hostile, unsolicited acquisition bid for Dime, and the subsequent vote by the shareholders of Dime to not proceed with the previously announced propsed merger with HUB. The initial delay and the eventual termination of the merger had a negative impact on the Company's growth and profitability.

Dime agreed to pay the Company a minimum merger termination fee of $15 million on or before October 28, 2001. Dime also agreed to pay additional amounts to the Company on or before October 28, 2001, in excess of the minimum termination fee, up to a maximum amount of $92 million in the event that Dime enters into certain transactions with third parties involving a sale by Dime of a substantial portion of its assets, a significant subsidiary, Dime itself, or the acquisition of a certain percentage of Dime's outstanding common stock. HUB recognized the minimum termination fee payable from Dime as revenue when the proposed merger was terminated in 2000, which revenue was less than the expenses incurred by the Company in the terminated merger.

         Acquisition Summary

The Company began its acquisition program in the fall of 1990. Since that time, the Company has completed 31 acquisitions. Through these acquisitions, the Company has grown from a $550 million asset banking company to a community banking franchise. The acquisition program has been utilized to achieve efficiencies and to distribute the cost of new products and technologies over a larger asset base. It is the Company's philosophy that acquisitions should become accretive to earnings within a short time frame, generally within one year. The financial results of certain of these acquisitions are difficult to measure other than on an as-reported basis each quarter because stock for stock acquisitions accounted for using the pooling-of-interests method change historical results from those actually reported by the Company.

No acquisitions were announced or completed by the Company in 2000.

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

On December 1, 1999, the Company acquired the loans (approximately $148 million) and other financial assets, as well as assumed the deposit liabilities (approximately $112 million) of Advest Bank and Trust. In addition, a strategic partnership with Advest, Inc. was consummated on October 1, 1999, in which Hudson United Bank became the exclusive provider of banking products and services to the clients of Advest, Inc. That agreement was terminated in 2000 due to Advest's recent acquisition by a third party.

The above 1999 acquisitions were accounted for under the purchase method of accounting and, as such, the assets and earnings of the acquired entity are included in the Company's consolidated results only from the date of acquisition and thereafter.

On November 30, 1999, the Company completed its acquisition of JeffBanks, Inc. ("Jeff"), a $1.8 billion bank holding company with 32 branches located throughout the greater Philadelphia area of Pennsylvania and Southern Jersey.

On December 1, 1999, the Company completed its acquisition of Southern Jersey Bancorp ("SJB"), a $425 million asset institution with 17 branches in Southern New Jersey.

The Jeff and SJB acquisitions were accounted for using the pooling-of-interests accounting method and, accordingly, the statements for periods prior to the acquisitions have been restated to include these institutions and their results of operations.

         Special Charges Summary

In 2000, 1999 and 1998, the Company incurred one-time charges ("special charges") as detailed below. Further details relative to the special charges are discussed in the "Noninterest Income" and "Noninterest Expenses" sections that follow.


                                  Years Ended December 31,
                                  ------------------------
 Special Charges
 (In Thousands)                   2000       1999      1998
 -------------------------------------------------------------
 Merger related and
   restructuring charges         $15,004   $32,031   $ 69,086
 Nonrecurring Operating
   Charges                         7,000       --         --
 Writedown of assets held
   for sale                          --         --     23,303
 Investment Security losses       63,619     5,162        663
 Special provision for loan
   losses                            --     33,000        --
                               ---------------------------------
Total special charges pre-tax    $85,623  $ 70,193   $ 93,052
                                 =======   =======    =======

Total special charges after-tax  $58,472  $ 47,854   $ 63,634
                                 =======   =======     ======


         Results of Operations for the Years
         Ended December 31, 2000,  1999 and 1998

The Company reported net income of $49.8 million and fully diluted earnings per share of $0.92 in 2000. Excluding special charges, operating earnings were $108.3 million and fully diluted earnings per share were $2.00 for 2000. The Company had net income of $69.3 million and fully diluted earnings per share of $1.18 in 1999. Excluding special charges, operating earnings were $117.2 million and fully diluted earnings per share were $2.00 in 1999. The Company had net income of $26.8 million and fully diluted earnings per share of $0.44 in 1998. Excluding special charges, operating earnings were $90.4 million and fully diluted earnings per share were $1.49 for 1998.

Return on average assets was 0.61% for 2000, 0.75% for 1999, and 0.31% for 1998. Excluding special charges, return on average assets was 1.32% for 2000, 1.27% for 1999 and 1.04% for 1998. Return on average equity was 10.72% for 2000, 11.95% for 1999 and 4.14% for 1998. Excluding special charges, return on average equity was 23.30% for 2000, 20.20% for 1999 and 13.97% for 1998.

The financial results in years in which acquisitions occur are difficult to measure other than on an as-reported basis because acquisitions accounted for under the pooling-of-interests method change historical results from those actually reported by the Company. On an as-reported basis, excluding special charges, the return on average assets was 1.32% for 2000, 1.41% for 1999 and 1.46% for 1998 and return on average equity was 23.30% for 2000, 23.26% for 1999 and 21.94% for 1998.


         Average Balances, Net Interest Income, Yields, and Rates
                                                                   Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
For the Years Ending                    2000                               1999                               1998
                           --------------------------------  ---------------------------------  ---------------------------------
                             Average               Yield/      Average               Yield/       Average               Yield/
                             Balance    Interest    Rate       Balance   Interest     Rate        Balance   Interest     Rate
                           --------------------------------  ---------------------------------  ---------------------------------
Assets
------
Interest-bearing
  deposits with banks     $        -   $      -       -     $   17,441  $  1,132      6.49%    $   34,475  $  1,864      5.41%
Federal funds sold             1,170        111    6.31%        76,672     4,980      6.50%       202,794    10,809      5.33%
Securities-taxable         2,098,809    133,921    6.38%     3,328,654   204,937      6.16%     2,873,677   183,632      6.39%
Securities-tax exempt(1)      36,217      2,643    7.30%        85,184     7,249      8.51%       112,716     9,448      8.38%
Loans (2)                  5,470,763    475,672    8.69%     5,136,467   432,041      8.41%     4,923,410   424,359      8.62%
                          ----------   --------    -----    ----------  --------      -----    ----------  --------      -----
Total Earning Assets      $7,607,559   $612,347    8.10%    $8,644,418  $650,339      7.52%    $8,147,072  $630,112      7.73%



Cash and due from banks      243,729                           273,926                            251,799
Allowance for loan losses    (97,500)                          (79,095)                           (84,605)
Premises and equipment       129,502                           115,924                            112,609
Other assets                 324,094                           292,968                            294,697
                          ----------                        ----------                        -----------
Total Assets              $8,207,384                        $9,248,141                        $ 8,721,572
------------              ==========                        ==========                        ===========

Liabilities and Stockholders' Equity
------------------------------------
 Interest-bearing
   transaction accounts   $1,029,708   $ 23,035    2.24%    $1,199,059  $ 24,125      2.01%   $  1,365,426 $ 32,070       2.35%
 Savings accounts          1,504,151     38,506    2.56%     1,405,688    28,184      2.00%      1,328,052   31,121       2.34%
 Time deposits             2,192,996    112,290    5.12%     2,821,338   138,426      4.91%      3,106,134  165,144       5.32%
                           ---------   --------    -----    ----------  --------      -----   ------------ --------       -----
 Total Interest-Bearing
   Deposits                $4,726,855  $173,831    3.68%    $5,426,085  $190,735      3.52%   $5,799,612   $228,335       3.94%
 Borrowings                 1,575,481    93,564    5.94%     1,722,512    88,902      5.16%      859,372     47,907       5.57%
 Long-term debt               253,882    21,188    8.35%       257,218    21,873      8.50%      235,886     20,231       8.58%
                           ----------  --------    -----    ----------  --------      -----   ----------   --------       ------
 Total Interest-Bearing
   Liabilities             $6,556,218  $288,583    4.40%    $7,405,815  $301,510      4.07%   $6,894,870   $296,473       4.30%
 Demand deposits            1,174,655                        1,170,135                         1,079,508
 Other liabilities             11,651                           91,953                           100,343
 Stockholders' equity         464,860                          580,238                           646,851
                           ----------                        ---------                        ----------
   Total Liabilities and
   Stockholders' Equity    $8,207,384                       $9,248,141                        $ 8,721,572
   ---------------------   ==========                       ==========                        ===========
 Net Interest Income                   $323,764                         $348,829                           $333,639
 -------------------                   ========                         ========                           ========
 Net Interest Margin (3)                           4.26%                              4.04%                              4.10%
 -----------------------                           =====                              =====                              =====



(1) The tax equivalent adjustments for the years ended December 31, 2000, 1999 and 1998 were $925, $2,245 and $3,289, respectively, and are based on a tax rate of 35.00% and an assumed cost of funds 3.73%.

(2) The tax equivalent adjustments for the years ended December 31, 2000, 1999 and 1998 were $3,113, $3,518 and $1,500, respectively, and are based on a tax rate of 35.00%. Average loan balances include nonaccrual loans and loans held for resale.

(3) Represents tax equivalent net interest income divided by interest-earning assets.

The following table presents the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rate (in thousands):


Changes in Taxable Equivalent Net Interest Income-Rate/Volume Analysis

                                          Increase/(Decrease)                  Increase/(Decrease)
                                    --------------------------------   -------------------------------------
For the Years Ending December 31,           2000 over 1999                        1999 over 1998
                                    --------------------------------   -------------------------------------
                                     Volume       Rate       Total         Volume         Rate      Total
---------------------------------------------------------------------  -------------------------------------
Loans                              $ 29,050    $14,581    $ 43,631        $18,079     $ 10,397)  $  7,682
Securities-taxable                  (78,355)     7,339     (71,016)        28,211       (6,906)    21,305
Securities-tax exempt                (3,575)    (1,031)     (4,606)        (2,341)         142     (2,199)
Federal funds sold                   (4,869)         0      (4,869)        (7,810)        1,81     (5,829)
Interest bearing deposits            (1,131)         0      (1,131)        (1,052)         320       (732)
                                   ----------------------------------  -------------------------------------
Total interest income              $(58,880)   $20,889    $(37,991)       $35,087     $(14,860)  $ 20,227
                                   ----------------------------------  -------------------------------------

Interest bearing transaction         (3,793)     2,703      (1,090)        (3,650)      (4,295)    (7,945)
accounts
Savings                               2,521      7,801      10,322          1,744       (4,681)    (2,937)
Time deposits                       (32,171)     6,035     (26,136)       (14,507)     (12,211)   (26,718)
Short-term borrowings                (8,734)    13,396       4,662         44,794       (3,799)    40,995
Long-term debt                         (279)      (405)       (684)         1,815         (173)     1,642
                                    ---------------------------------  -------------------------------------
Total interest expense              $(42,456)  $29,530    $(12,926)       $30,196    $ (25,159)   $ 5,037
                                    ---------------------------------  -------------------------------------
Net Interest Income                 $(16,424) $ (8,641)   $(25,065)       $ 4,891      $10,299   $ 15,190
                                    =================================  =====================================


Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid on interest bearing liabilities. The principal earning assets are the loan portfolio, comprised of commercial loans to businesses, mortgage loans to businesses and individuals, consumer loans (such as car loans, home equity loans, etc.) and credit card loans; and the investment securities portfolio. The securities portfolio is invested primarily in U.S. Government Agency securities, U.S. Government Agency mortgage-backed securities and mortgage-related securities. Deposits and borrowings not required to fund loans and other assets are invested primarily in U.S. Government and U.S. Government Agency securities. The principal interest bearing liabilities are deposit accounts and borrowings.

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

Net interest income on a FTE basis was $323.8 million for 2000 compared to $348.8 million for 1999 and $333.6 million for 1998. The decrease in net interest income in 2000 compared to 1999 was due to a $1.04 billion decrease in average interest-earning assets, partially offset by an increase in the net interest margin of 22 basis points. The decrease in average interest-earning assets was mainly due to a lower average volume of investment securities. The improvement in net interest income in 1999 compared to 1998 was due to a $497 million increase in average interest-earning assets, partially offset by a six basis point decline in the net interest margin.

Net Interest Margin

Net interest margin is computed by dividing net interest income on a FTE basis by average interest-earning assets. The Company's net interest margin was 4.26% in 2000 compared to 4.04% in 1999 and 4.10% in 1998. The 22 basis point increase in net interest margin in 2000 from 1999 was due mainly to an improvement in the asset mix, caused by an increase in average loans and a decrease in lower yielding investment securities, offset in part by higher interest rates paid on deposits and borrowings. The six basis point decline in net interest margin in 1999 from 1998 was primarily due to an increase in lower yielding investment securities.

Noninterest Income

Noninterest income, excluding security gains and losses and loss on assets held for sale was $89.7 million for 2000 and $89.9 million for 1999. The amount in 1999 was an increase of 26.8% over the $70.9 million reported in 1998. In 2000, deposit account service fees had grown 7% which was offset by declines in credit card and non-deposit related fee income. The increase for 1999 compared to 1998 was due to growth in Shoppers Charge fees (the Company's private label credit card department) and mortgage department and increased sales of alternative investment products. Noninterest income, excluding security gains and losses and loss on assets held for sale, as a percentage of total net revenue (net interest income plus non interest income excluding gains and losses on securities and assets held for sale) was 22% in 2000, 21% in 1999 and 18% in 1998. Included in noninterest income for 2000 is a $63.6 million pre-tax special charge, related to the Company's balance sheet deleveraging program.

Noninterest Expenses

Noninterest expense, excluding special charges, decreased to $228.0 million in 2000 from $239.3 million in 1999. The decline in expense was due primarily to cost savings related to the JeffBanks and Southern Jersey Bancorp acquisitions. The increase in expenses to $239.3 million in 1999 from $232.4 million in 1998 was due to the higher cost of supporting the Company's expanding business lines.

Salary and benefit expense was $89.9 million in 2000, $102.7 million in 1999 and $107.2 million in 1998. The decline in 2000 compared to 1999, and in 1999 compared to 1998, was due to efficiencies realized in staff and support functions and consolidation of benefit plans.

Equipment expense was $20.4 million in 2000 as compared to $14.7 million in 1999 and $11.3 million in 1998. The higher expense in 2000 when compared to 1999 resulted from improvements in the Company's technological infastructure.

Outside services expense was $43.9 million in 2000 as compared to $48.8 million in 1999 and $34.8 million in 1998. The decrease in 2000 from 1999 resulted from a $4.5 million decrease in professional fees. The increase in 1999 compared to 1998 reflected higher expenses incurred to support business expansion, primarily related to Shoppers Charge.

Amortization of intangibles expense increased to $16.2 million in 2000 from $14.9 million in 1999 and from $12.1 million in 1998. The increases are attributable to the additional goodwill established for the acquisitions and branch purchases described previously.

Merger related and restructuring costs were $15.0 million and other nonrecurring operating charges were $7.0 million in 2000. Merger related and restructuring costs include the approximate amounts of $4.8 million for the recognition of severance benefits and consulting agreements, $2.0 million for stay pay obligations to current employees, $2.0 million for payments and reserves for the settlements of pre-existing litigation at acquired institutions and $4.2 million for the recognition of obligations for which the bank will not receive future benefits. The balance of the expenses are comprised of building writedowns and miscellaneous expenses including search fees, advisor expenses, and other miscellaneous items. The nonrecurring operating charges include $3.7 million related to the change to a new outsource service provider, $2.0 million for planned branch consolidation, and $1.3 million for the recognition of obligations for which the Bank will not recover future benefits.

Merger related and restructuring costs were $32.0 million in 1999. These costs include $12.6 million for payout and accruals for employment contracts, severance and other employee related costs, $3.9 million for branch closings, fixed asset disposition and other occupancy related costs, $5.6 million for technical support for system conversion and early termination of system related contracts, $1.8 million for legal and accounting professional services, $4.1 million for financial advisor costs, $2.0 million provision for other real estate owned and $2.0 million for other merger related expenses.

Merger related and restructuring costs were $69.1 million in 1998. The 1998 costs include $29.5 million for payout and accruals for employment contracts, severance and other employee related costs, $13.2 million for branch closings, fixed asset disposition, and other occupancy related costs, $13.6 million for professional services, and $12.8 million for other merger related expenses.

Federal Income Taxes

The income tax provision for Federal and state taxes was approximately 35.0% for 2000, 36.0% for 1999 and 38.8% for 1998. The lower effective tax rate in 2000 and 1999 when compared to 1998 was due primarily to higher nondeductible merger-related expenses in 1998.

Financial Condition

Total assets at December 31, 2000 were $6.8 billion, a decrease from total assets at December 31, 1999 of $9.7 billion. This overall decrease in assets resulted primarily from a $2.4 billion decrease in investment securities and a $402 million decrease in loans. The decrease in investment securities resulted from the implementation of the deleveraging strategy. The decrease in loans related primarily to runoff in loans of institutions acquired in 1999 and prior years.

Total liabilities at December 31, 2000 were $6.4 billion, a decrease from total liabilities at December 31, 1999 of $8.9 billion. This overall decrease resulted primarily from a $2.0 billion decrease in borrowings and a $700 million decrease in deposits. The decrease in borrowings related to the deleveraging strategy. The decrease in deposits related primarily to runoff in certificates of deposits and other deposit accounts of institutions acquired in 1999 and in prior years.

Total Stockholders' Equity was $368.5 million at December 31, 2000, a decrease of $150.7 million from Stockholders' Equity of $519.2 million at December 31, 1999. The decline in Stockholders' Equity of $150.7 million resulted from the Company's repurchase in treasury shares of $193.3 million and payment of cash dividends of $49.4 million, which were partially offset by net income of $49.8 million and an increase in equity of $35.8 million resulting from a reduction in the unrealized loss on the Company's available for sale (AFS) security portfolio.

Securities Held to Maturity and Securities Available for Sale

The securities portfolio serves as a source of liquidity, earnings, and a means of managing interest rate risk. Consequently, the securities portfolio is managed over time in response to changes in market conditions and loan demand. The securities portfolio comprised 14% of the total assets of the Company at December 31, 2000 and 35% of the total assets of the Company at December 31, 1999.

The Company's securities portfolio consists primarily of U.S. government and agency securities as well as U.S. government agency mortgage-backed and mortgage-related securities.

     The following tables summarize the composition of the portfolios as of December 31, 2000 and 1999 (in thousands):


                                         2000                                                1999
                    ------------------------------------------------  ---------------------------------------------------
                                  Gross    Unrealized  Estimated                     Gross   Unrealized     Estimated
                    Amortized     -------------------    Market        Amortized     ------------------      Market
                      Cost        Gains     (Losses)     Value           Cost        Gains     (Losses)       Value
-------------------------------------------------------------------------------------------------------------------------
Available for Sale
   Portfolio
   ---------
U.S. Government      $  31,839      $  37    $   (48)    $  31,828    $   87,332    $   196    $  (303)      $   87,225
U.S. Government
   Agencies              3,500          -          -         3,500       350,040         85     (7,595)         342,530
Mortgage-backed
   securities          241,356        320     (3,642)      238,034     2,167,606      1,431    (48,880)       2,120,157
States and
   Political             1,516         41          -         1,557         3,118         12        (10)           3,120
   subdivisions
Other debt               3,754          -       (193)        3,561        47,128          4     (1,813)          45,319
   securities
Federal Home Loan
    Bank stock         105,924          -          -       105,924       125,405          -           -         125,405
Other equity            43,092        279     (5,048)       38,323        88,421      1,932     (9,807)          80,546
   securities
                   ------------------------------------------------- ----------------------------------------------------
                     $ 430,981      $ 677    $(8,931)    $ 422,727    $2,869,050    $ 3,660    $(68,408)     $2,804,302
                   ================================================= ====================================================


                                         2000                                               1999
                     ----------------------------------------------   -------------------------------------------------
                                   Gross   Unrealized   Estimated                     Gross    Unrealized   Estimated
                      Amortized    ------------------     Market       Amortized      -------------------    Market
                        Cost       Gains     (Losses)     Value           Cost        Gains     (Losses)      Value
-----------------------------------------------------------------------------------------------------------------------
Held to Maturity
   Portfolio
   ---------
U.S. Government      $  24,199      $   -     $  (69)   $ 24,130       $  24,195   $       -   $   (253)   $  23,942
U.S. Government
   Agencies             38,229        488        (45)     38,672          45,960         201       (636)      45,525
Mortgage-backed
   securities          406,518        543     (7,845)    399,216         467,540         220    (19,967)     447,793
States and
   Political            51,246        187        (41)     51,392          24,500          26       (575)      23,951
   subdivisions
Other debt                   -          -          -           -              29           -          -           29
   securities        ----------------------------------------------   -------------------------------------------------
                     $ 520,192    $ 1,218   $ (8,000)   $513,410       $ 562,224   $     447   $(21,431)   $ 541,240
                     ==============================================   =================================================


         Loan Portfolio Distribution of Loans by Category
                  As of December 31,
-------------------------------------------------------
 (Dollars in             2000        1999        1998
thousands)           ----------------------------------
Loans secured by
  real estate:

  Residential
   mortgage loans    $1,433,697  $1,639,578  $1,739,054

  Mortgages held
   for sale                   -       9,073      14,600

  Residential home
   equity loans         338,164     357,941     230,587

  Commercial
   mortgage loans       920,397   1,024,844     978,040
                    -----------------------------------
                    $ 2,692,258 $ 3,031,436  $2,962,281
                    -----------------------------------
Commercial and
  industrial loans:
  Secured by
   real estate          280,544     275,411     233,536
  Other               1,610,627   1,490,837   1,004,149
                    -----------------------------------
                    $ 1,891,171 $ 1,766,248  $1,237,685
                    -----------------------------------
Credit cards        $   158,922 $   209,863  $  107,331
Other loans to
  individuals           535,172     672,034     578,346
                    -----------------------------------
Total Loan
  Portfolio         $ 5,277,523 $ 5,679,581  $4,885,643
                    ===================================


Total loans decreased by $403.3 million to $5.27 billion at December 31, 2000 from $5.68 billion at December 31, 1999. Residential and commercial mortgage loans, and secured and unsecured individual loans decreased, while commercial and industrial loans increased. The decrease in residential mortgage loans accounted for over 50% of the overall decrease in the loan portfolio. These loans were $1.43 billion at December 31, 2000 and represented 27% of total loans compared to 29% of total loans at December 31, 1999. The Company continued its strategy of reducing its percentage of lower yielding residential mortgage loans arising from the thrift institutions acquired in 1998. Commercial mortgage loans decreased by $104.4 million to 920.3 million at December 31, 2000. Home equity, credit card and loans to individuals decreased by $207.6 million to $1.17 billion at December 31, 2000. Commercial and industrial loans increased $124.9 million to $1.9 billion at year-end 1999.

         Asset Quality

The Company's principal earning assets are its loans, which are made primarily to businesses and individuals located in New Jersey, New York, Connecticut and Pennsylvania, the areas in which the Company's branches are located. Inherent in the lending business is the risk of deterioration in a borrower's ability to repay loans under existing loan agreements. Other risk elements include the amount of nonaccrual and past-due loans, the amount of potential problem loans, industry or geographic loan concentrations, and the level of OREO that must be managed and disposed of.

Nonaccruing loans include commercial loans and commercial mortgage loans past due for payment 90-days or more or deemed uncollectable. Residential real estate loans are generally placed on nonaccrual status after 180 days of delinquency. Consumer loans are charged off after 120 days and credit card loans are charged off after 180 days. Any loan may be put on nonaccrual status earlier if the Company has concern about the future collectability of the loan or its ability to return to current status.

Nonaccrual real estate mortgage loans are principally loans in the foreclosure process secured by real estate, including single family residential, multi-family, and commercial properties. Nonaccruing consumer credit loans are loans to individuals. Excluding the credit card receivables, these loans are principally secured by automobiles or real estate.

Renegotiated loans are loans which were renegotiated as to the term or rate or both to assist the borrower after the borrower has suffered adverse effects in financial condition. Terms are designed to fit the ability of the borrower to repay and the Company's objective of obtaining repayment. The Company has no loans which are considered renegotiated as of December 31, 2000.

OREO consists of properties on which the Bank has foreclosed or has taken a deed in lieu of the loan obligation. OREO properties are carried at the lower of cost or fair value at all times, net of estimated costs to sell. The cost to maintain the properties during ownership and any further declines in fair value are charged to current earnings. The Company has been successful in disposing of OREO properties, including those acquired in acquisitions. OREO, including OREO classified in "Assets Held for Sale" on the balance sheet, amounted to $4.3 million at December 31, 2000, $3.9 million at December 31, 1999, and $8.2 million at December 31, 1998. The overall decline in 2000 from 1998 reflects the Company's continuing efforts to dispose of OREO properties.

         Nonperforming Assets

Nonperforming assets were $62.2 million at December 31, 2000 compared to $53.1 at December 31, 1999 and $60.0 million at December 31, 1998. The increase at December 31, 2000 from December 31, 1999 was mainly due to an increase in non-performing commercial and industrial loans. The decline at December 1, 1999 from December 31, 1998 was mainly the result of the Company's continuing effort to reduce the level of nonperforming assets.

The amount of interest income on nonperforming loans which would have been recorded had these loans continued to perform under their original terms amounted to $4.5 million in 2000, $3.2 million in 1999, and $8.0 million in 1998. The amount of interest income recorded on such loans for each of the years was $0.6 million in 2000, $0.4 million in 1999, and $0.7 million in 1998. The Company has no outstanding commitments to advance additional funds to borrowers whose loans are in a nonperforming status.

Measures to control and reduce the level of nonperforming loans are continuing. Efforts are made to identify slow paying loans and collection procedures are instituted. After identification, steps are taken to understand the problems of the borrower and to work with the borrower toward resolving the problem, if practicable. Continuing collection efforts are a priority for the Company.

The following table summarizes the Company's nonperforming assets at the dates indicated (in thousands):


                                                                              December 31,
Nonperforming Assets (including assets held for sale)               2000          1999           1998
-----------------------------------------------------------------------------------------------------------
Nonaccrual Loans                                                   $ 57,898      $ 46,352       $ 46,178
Renegotiated Loans                                                        -         2,751          5,632
                                                               --------------------------------------------
   Total Nonperforming Loans                                       $ 57,898       $49,103       $ 51,810
Other Real Estate Owned                                               4,318         3,948          8,151
                                                               --------------------------------------------
   Total Nonperforming Assets                                      $ 62,216       $53,051       $ 59,961
                                                               ============================================
Ratios:
   Nonaccrual Loans to Total Loans                                     1.10%         0.82%          0.95%
   Nonperforming Assets to Total Assets                                0.91          0.55           0.67
   Allowance for Loan Losses to Nonaccrual Loans                        164           213            165
   Allowance for Loan Losses to Nonperforming Loans                     164           201            147


The following table shows the loans past due 90 days or more and still accruing and applicable asset quality ratios:


                                                 As of December 31,
                                         -------------------------------
                  (Dollars in thousands)      2000      1999      1998
                  ------------------------------------------------------
                  Commercial & industrial  $ 4,293   $ 3,004   $ 3,048
                  Real estate mortgages     13,080    13,085     9,739
                  Consumer credit            4,034     3,011     4,263
                  Credit card                8,371     4,139     4,211
                                         -------------------------------
                    Total Loans
                    Past-Due 90-Days or
                    More and Still
                    Accruing              $ 29,778  $ 23,239  $ 21,261
                                         ===============================
                    As a percent of
                    Total Loans              0.56%     0.41%     0.44%
                    As a percent of
                    Total Assets             0.44%     0.24%     0.24%


         Allowance for Possible Loan Losses

The provision for possible loan losses was $24.0 million for 2000 compared with $52.2 million in 1999 and $35.6 million in 1998. The decrease in 2000 from 1999 was due to a $33.0 million special provision taken in 1999 to conform the loan reserve policies of Jeff and SJB to that of the Company. The decreased provision in 1999 when compared to 1998 (excluding the special provision of $33 million in 1999) was primarily due to higher provisions taken to cover loans arising from acquired companies.

The determination of the adequacy of the Allowance for Possible Loan Losses ("the Allowance") and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a monthly basis. The methodology employed for assessing the adequacy of the Allowance consists of the following two criteria:

1. The establishment of reserve amounts for all specifically identified criticized loans, including those arising from business combinations, that have been designated as requiring attention by management's internal loan review program.

2. The establishment of reserves for pools of homogenous types of loans not subject to specific review, including 1-4 family residential mortgages, consumer loans, and credit card accounts, based upon historical loss rates.

An allocation of the allowance for the non-criticized loans in each portfolio and for all off-balance sheet exposures is determined based upon the historical average loss experience of those portfolios.

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

- actual losses

- peer comparisons with other financial institutions

- economic data associated with the real estate market in the Company's area of operations

- opportunities to dispose of marginally performing loans for cash considerations

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance for Possible Loan Losses to be adequate at December 31, 2000.

The Allowance as a percentage of total loans outstanding was 1.80% at December 31, 2000, 1.74% at December 31, 1999 and 1.56% at December 31, 1998. The
Allowance as a percentage of nonperforming loans was 164% at December 31, 2000, 201% at December 31, 1999 and 147% at December 31, 1998.

The following is a summary of the activity in the allowance for possible loan losses, by loan category, for the years indicated (in thousands):


         Allowance for Possible Loan Losses
                                                                   Years Ending December 31,
                                                  -------------------------------------------------------------
                                                              2000                1999                1998
                                                  -------------------------------------------------------------
  Amount of Loans Outstanding at End of Year             $ 5,277,523         $ 5,679,581         $ 4,885,643
                                                  =============================================================
  Daily Average Amount of Loans Outstanding              $ 5,470,763         $ 5,136,467         $ 4,923,410
                                                  =============================================================
  Allowance for Possible Loan Losses
  ----------------------------------
  Balance at beginning of year                             $  98,749           $  76,043           $  85,230
  Loans charged off:
      Real estate mortgages                                    2,847              13,657              11,207
      Commercial and Industrial                                8,778              10,388              10,034
      Consumer Credit                                         23,781              24,012              22,083
      Other                                                        -                   -                   -
      Writedown of assets held for sale (1)                        -                   -               9,521
                                                  -------------------------------------------------------------
                                                  -------------------------------------------------------------
         Total loans charged off                            $ 35,406           $  48,057           $  52,845
                                                  -------------------------------------------------------------
  Recoveries:
      Real estate mortgages                                      772               1,902                 988
      Commercial and Industrial                                1,822               1,962               1,629
      Consumer Credit                                          5,243               6,065               3,437
      Other                                                        -                   -                  47
                                                  -------------------------------------------------------------
         Total recoveries                                   $  7,837           $   9,929           $   6,101
                                                  -------------------------------------------------------------
         Net loans charged off                              $ 27,569           $  38,128           $  46,744
                                                  -------------------------------------------------------------
  Provision for possible loan losses                        $ 24,000           $  52,200           $  35,607
  Allowance of acquired companies                                  -               8,634               1,950
                                                  -------------------------------------------------------------
  Balance at end of year                                    $ 95,180           $  98,749           $  76,043
                                                  =============================================================
  Provision for possible loan losses as a
    percentage of average loans outstanding                     0.44%               1.02%               0.72%
  Net charge offs as a percentage of average
    loans outstanding                                           0.50%               0.74%               0.95%
  Allowance for possible loan losses as a
      percentage of loans outstanding at year end               1.80%               1.74%               1.56%


(1) The writedown of assets held for sale pertains to the planned disposal of $54 million of nonaccrual loans and OREO properties.

The following is the allocation of the allowance for possible loan losses by loan category (in thousands):


Allocation of the Allowance for Possible Loan Losses
----------------------------------------------------

                                                    As of December 31,
                            --------------------------------------------------------------------
                                    2000                    1999                  1998
                            --------------------------------------------------------------------
                                       Category               Category               Category
                                       Percent                Percent                Percent
                                       of                     of                     of
                            Allowance  Loans(%)    Allowance  Loans(%)    Allowance  Loans(%)
------------------------------------------------------------------------------------------------
Real estate mortgages        $23,245       44.4    $ 25,484       46.5    $ 23,868       60.6
Commercial and industrial     42,355       36.2      43,974       31.8      18,493       25.3
Consumer Credit               28,278       19.4      24,895       21.7      20,650       14.1
Unallocated                    1,302                  4,396                 13,032
                            --------------------------------------------------------------------
Total                        $95,180      100.0    $ 98,749      100.0    $ 76,043      100.0
                            ====================================================================


         Deposits

As of December 31, 2000, Hudson had 99 branch offices in New Jersey, 36 branch offices in New York State, 42 branch offices in Connecticut, and 25 branch offices in Pennsylvania, for a total of 202 branches.

The following table summarizes the deposit base at the dates indicated (in thousands):

                                       December 31,
                           2000            1999            1998
                        ------------------------------------------
 Noninterest-
 bearing deposits       $1,162,677      $1,231,478      $1,214,521
 NOW/MMDA deposits       1,080,641       1,145,398       1,249,772
 Savings deposits        1,441,073       1,528,033       1,367,117
 Time deposits           2,128,876       2,550,436       2,941,826
                         ------------------------------------------
 Total Deposits         $5,813,267      $6,455,345      $6,773,236
                         ==========================================



Although total deposits declined at December 31, 2000 from December 31, 1999, there was a favorable change in the mix, as noninterest bearing and lower cost deposits declined by $220 million while higher cost time deposits declined by $422 million.

Approximately 20% of the Company's deposits were in non-interest bearing accounts, 43% in NOW, MMDA and savings accounts, and 37% in time deposits as of December 31, 2000.

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


                      Regulatory        Well
                        Minimum       Capitalized       Company
                        Capital         Capital         Capital
                        Ratios          Ratios          Ratios
                        ------          ------          ------
Tier 1 Leverage Ratio       4%              5%            6.0%
Tier 1 Risk-Based
   Capital Ratio            4%              6%            7.6%
Total Risk-Based Capital    8%             10%           11.1%


At December 31, 2000, 1999, and 1998, the Company exceeded all regulatory capital guidelines including those for a well-capitalized institution (See Footnote 23 to the Consolidated Financial Statements).

On September 3, 1998, the Company paid a 3% stock dividend and increased its regular quarterly cash dividend to $0.25 per common share. On December 1, 1999, the Company paid a 3% stock dividend and maintained its regular quarterly cash dividend at $0.25 per common share. On December 1, 2000, the Company paid a 10% stock dividend and maintained its regular quarterly cash dividend at $0.25 per common share. The dividend payout ratio, based on cash dividends per share and diluted earnings per share, was 101% for 2000 compared to 75% for 1999 and 175% in 1998. The higher ratios in 2000 and 1998 when compared to 1999 were due to lower net income resulting from the higher special charges in those years. Excluding special charges, the payout ratio would have been 47% in 2000, 44% in 1999 and 52% in 1998.

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

In January 1997, the Company placed $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital securities are redeemable by the company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

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

In June 1998, the Company placed $50.0 million in aggregate liquidation amount of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole assets of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 7.65% Junior Subordinated Debentures due 2028 of the Company. The 7.65% Capital securities are redeemable by the company on or after June 15, 2008, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

The three issues of capital securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation and are guaranteed by the Company. The net proceeds of the offerings are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. Except for a minimal amount, the securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

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

Liquidity risk is the risk to earnings or capital that would arise from a bank's inability to meet its obligations when they come due, without incurring unacceptable losses. Liquidity management is a planning process that ensures that the Company has ample funds to satisfy operational needs, projected deposit outflows, repayment of borrowing and loan obligations and the projected credit needs of its customer base. The Company uses several measurements in monitoring its liquidity position. In addition, the Company has a number of borrowing facilities with banks, primary broker dealers, the Federal Home Loan Bank and Federal Reserve that are or can be used as sources of liquidity without having to sell assets to raise cash. At December 31, 2000, the Company's liquidity ratios exceed all minimum standards set forth by internal policies.

The Company has an asset/liability management committee, which manages the risks associated with the volatility of interest rates and the resulting impact on net interest income, net income and capital. The management of interest rate risk at the Company is performed by: (i) analyzing the maturity and repricing relationships between interest earning assets and interest bearing liabilities at specific points in time (`GAP') and (ii) "income simulation analysis" which analyzes the effects of interest rate changes on net interest income, net income and capital over specific periods of time and captures the dynamic impact of interest rate changes on the Company's mix of assets and liabilities.

The following table presents the GAP position of the Company at December 31, 2000. In preparing this table, management has anticipated prepayments for mortgage-backed securities and mortgage-related securities according to standard industry prepayment assumptions in effect at year-end. Total loans include adjustable rate loans, which are placed according to repricing periods. Fixed rate residential mortgages are assumed to prepay at rates consistent with historical average housing turnover rates. Money market deposits and interest bearing demand accounts have been included in the due within 90 days category. Assets with daily floating rates are included in the due within 90 days category. Assets and liabilities are included in the table based on their maturities, expected cash repayments or period of first repricing, subject to the foregoing assumptions.

In analyzing its GAP position, although all time periods are considered, the Company emphasizes the next twelve-month period. An institution is considered to be liability sensitive, or having a negative GAP, when the amount of interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also repricing within that time period. Conversely, an institution is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-bearing liabilities maturing or repricing is less than the amount of its interest-earning assets also maturing or repricing during the same period. Theoretically, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP.

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

The following table shows the Gap position of the Company at December 31, 2000 (in thousands):


         GAP Analysis
                                          Due Within    Due Between
                                           One Year       One and       Due Over   Noninterest
                                            or Less      Five Years    Five Years    Bearing       Total
-------------------------------------------------------------------------------------------------------------
ASSETS

Fed Funds Sold                           $    18,755    $         -    $       -    $       -   $   18,755
Securities                                   419,870        316,048      215,256      (8,255)      942,919
Total Loans                                2,505,895      1,995,546      731,692       44,390    5,277,523
Noninterest Bearing Assets                         -              -            -      578,029      578,029
                                         --------------------------------------------------------------------
Total Assets                             $ 2,944,520    $ 2,311,594    $ 946,948    $ 614,164   $6,817,226
Percent of Total Assets                        43.19%         33.91%       13.89%        9.01%      100.00%

SOURCE OF FUNDS

Interest-Bearing Deposits                $ 2,934,088    $ 1,401,605    $ 314,897            -   $4,650,590
Borrowings                                   344,503          1,452       12,906            -      358,861
Long-Term Debt                                     -         25,000      223,300            -      248,300
Noninterest Bearing Deposits                 383,684        699,931       79,062            -    1,162,677
Other Liabilities                                  -              -            -       28,325       28,325
Stockholders' Equity                               -              -            -      368,473      368,473
                                         --------------------------------------------------------------------
Total Source Of Funds                    $ 3,662,275    $ 2,127,988    $ 630,165    $ 396,798   $6,817,226
Percent of Total Source of Funds               53.72%         31.21%        9.24%        5.82%      100.00%
=============================================================================================================
Interest Rate Sensitivity Gap            $  (717,755)       183,606      316,783    $  17,366   $       (0)
-------------------------------------------------------------------------------------------------------------
Cumulative Interest Rate Sensitivity Gap $  (717,755)   $  (534,149)   $(217,366)   $      (0)  $        0
-------------------------------------------------------------------------------------------------------------


Due in part to the shortcomings of GAP analysis, the Asset/Liability Committee of Hudson United Bancorp believes that financial simulation modeling more accurately estimates the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the components of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the likely probability of interest rate changes and behavioral response of the components of the balance sheet to those changes. The Market Value of Portfolio Equity represents the fair values of the net present value of assets, liabilities, and off-balance sheet items.

Financial modeling is performed under several scenarios including a regulatory rate shock scenario which measures changes in net interest income over the next twelve months and market value of portfolio equity given instantaneous and sustained changes in interest rates.


The following table depicts the Company's sensitivity to interest rate changes and the effects on the Market Value of Portfolio Equity as of December 31, 2000 under several scenarios including the regulatory rate shock scenario (in thousands).

Rate Shock Model
----------------


Basis point rate change      Net Interest Income                    Effect on Market Value of Portfolio Equity
--------------------------------------------------------------------------------------------------------------
+200 bp                           +7%                                                     -9%
+100 bp                           +3%                                                     -4%
-100 bp                           -2%                                                     +1%
-200 bp                           -3%                                                     +3%


                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM II

                              INVESTMENT PORTFOLIO

                         Book Value at End of Each Year


                                                                              As of December 31,
                                                          --------------------------------------------------------
                                                             2000                      1999                      1998
                                                             ----                      ----                      ----
                                                                                   (in thousands)
U.S. Treasury and other U.S.
   Government Agencies and
   Corporations                                                    $742,308                $3,087,607                $ 3,056,717
State and Political Subdivisions                                     52,803                    27,620                    106,255
Other Debt Securities                                                 3,561                    45,348                     20,784
Equity Securities                                                   144,247                   205,951                    112,200
                                                         -------------------       -------------------             --------------
         TOTAL                                                     $942,919                $3,366,526                $ 3,295,956
                                                         ===================       ===================             ==============


Maturities and Weighted Average Yield for the Year Ending December 31, 2000 (in thousands)


                                                                  Maturing
                               ------------------------------------------------------------------------------------
                                                          After One But            After Five But
                               Within One Year          Within Five Years         Within Ten Years          After Ten Years
                               ---------------          -----------------         ----------------          ---------------
                               Amount     Yield          Amount     Yield          Amount    Yield          Amount    Yield
                               ------     ------         ------     -----          ------    -----          ------    -----
U.S. Treasury and other
   U.S. Government
   Agencies and
   Corporations                 $ 74,060      5.47%     $ 230,068       6.30%       $283,861      6.21%     $ 154,319      6.19%
States and Political
   Subdivisions                   41,807      6.98%         6,318       7.13%          3,634      7.77%         1,044      7.95%
Other Debt Securities              3,058      7.36%           503       6.57%              -                        -
Equity Securities                      -                        -                          -                  144,247      6.34%
                           ----------------         ----------------          -----------------         ----------------
                     TOTAL     $ 118,925      6.02%     $ 236,889       6.32%      $ 287,495      6.23%     $ 299,610      6.27%
                           ================         ================          =================         ================


Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35.0 percent.

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO



                                                     Types of Loans (in thousands)

                                                         As of    December 31,
                               ------------------------------------------------------------------------------
                                        2000               1999           1998           1997            1996
                                        ----               ----           ----           ----            ----
Commercial, Financial,
  and Agricultural               $ 1,688,582        $ 1,550,070    $ 1,070,844      $ 918,106       $ 923,380

Real Estate -
  Construction                       202,589            216,178        166,841        185,435         163,387

Real Estate -
  Mortgage                         2,692,258          3,031,436      2,962,281      3,203,870       3,225,591

Installment                          694,094            881,897        685,677        604,350         504,853
                               ------------------------------------------------------------------------------
     TOTAL                       $ 5,277,523        $ 5,679,581    $ 4,885,643    $ 4,911,761     $ 4,817,211
                               ==============================================================================


                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO


The following table shows the maturity of loans outstanding (excluding residential mortgages of 1-4 family residences, installment loans and lease financing). Also provided are the amounts classified according to the sensitivity to changes in interest rates.


          Maturities and Sensitivity to Changes in Interest Rates as of December 31, 2000 (in thousands)
          ----------------------------------------------------------------------------------------------

(In thousands)                                                              MATURING
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
                                                                  After One
                                                  Within          But Within          After
                                                 One Year         Five Years       Five Years          Total
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
Commercial, Financial,
   and Agricultural                                 $408,886          $499,337          $12,174         $ 920,397

Real Estate Construction                             881,837           605,024          201,721         1,688,582

Real Estate - Mortgage                               181,826            18,341            2,422           202,589
                                              ----------------- ----------------- ---------------- -----------------
                   TOTAL                         $ 1,472,549       $ 1,122,702         $216,317       $ 2,811,568
                                              ================= ================= ================ =================

                                                                    SENSITIVITY TO CHANGES IN INTEREST RATES
                                                                             As of December 31, 2000
                                                                             -----------------------
                                                                             Fixed               Variable
                                                                             Rate                 Rate
                                                                         ---------------------------------

    Due Within One Year                                                    $  311,758        $  1,160,791

    Due After One But Within Five Year                                        927,169             195,533

    Due After Five Years                                                      215,765                 552
                                                                         --------------------------------

      TOTAL                                                                $1,454,692        $  1,356,876
                                                                         ================================


                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO


                   Nonaccrual, Past Due and Restructured Loans

 (In thousands)                                                      As of December 31,
                                          --------------------------------------------------------------------------
                                                   2000           1999           1998           1997           1996
                                                   ----           ----           ----           ----           ----
Loans accounted for on
  a nonaccrual basis                            $57,898       $ 46,352       $ 46,178       $ 64,766       $ 72,883

Loans contractually past
  due 90 days or more as
  to interest or principal
  payments
                                                 29,778         23,239         21,261         24,349         22,628

Loans whose terms have been
  renegotiated  to provide
  a reduction or deferral of
  interest or principal because
  of a deterioration in the
  financial  position of
  the borrower                                        0          2,751          5,632         19,054         13,261


At the end of the year, all loans were disclosed in the above table if known information about possible credit problems of borrowers caused management of the Company to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

At December 31, 2000 and at December 31, 1999, there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. of Guide 3.

Recognition of interest on the accrual method is discontinued based on contractual delinquency and when timely payment is not expected. A nonaccrual loan is not returned to an accrual status until interest is received up to date on a current basis and other factors indicate collection ability is no longer doubtful.

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE

The following is a summary of the activity in the allowance for possible loan losses, broken down by loan category (in thousands):


                                                                               Year Ended December 31
                                                          -----------------------------------------------------------------
                                                                  2000           1999          1998           1997           1996
                                                                  ----           ----          ----           ----           ----
Amount of Loans Outstanding at End of Year                 $ 5,277,523    $ 5,679,581    $4,885,643     $4,911,761     $4,817,211
                                                          =======================================================================
Daily Average Amount of Loans                              $ 5,470,763    $ 5,136,467    $4,923,410     $4,824,845     $4,547,221
                                                          =======================================================================
Balance of Allowance for Possible
  Loan Losses at Beginning of Year                         $    98,749    $    76,043       $85,230        $81,979     $   79,968
Loans Charged Off:
  Commercial, Financial and Agricultural                        (8,778)       (10,388)      (10,034)        (7,489)       (10,493)
  Real Estate - Construction                                         -             --         (213)              -          (473)
  Real Estate - Mortgage                                        (2,847)       (13,657)      (10,994)       (10,861)       (13,980)
  Installment                                                  (23,781)       (24,012)      (22,083)       (15,364)        (4,647)
  Write down of assets held for sale                                --             --       (9,521)             --             --
  Other Loans                                                       --             --            --          (384)        (9,452)
                                                          -----------------------------------------------------------------------
Total Loans Charged Off                                    $   (35,406)   $   (48,057)   $  (52,845)    $  (34,098)    $  (39,045)
                                                          -----------------------------------------------------------------------
Recoveries of Loans Previously Charged Off:
  Commercial, Financial and Agricultural                   $     1,822    $     1,962    $    1,629     $    3,113     $    1,874
  Real Estate-Mortgage                                             772          1,902           988          2,684          2,429
  Installment                                                    5,243          6,065         3,437          3,512          1,534
  Other Loans                                                       --             --            47            798          1,501
                                                          -----------------------------------------------------------------------
Total Recoveries                                           $     7,837    $     9,929    $    6,101     $   10,107     $    7,338
                                                          -----------------------------------------------------------------------
Net Loans Charged Off                                      $   (27,569)   $   (38,128)   $  (46,744)    $  (23,991)    $  (31,707)
                                                          -----------------------------------------------------------------------
Provision Charged to Expense                               $    24,000    $    52,200    $   35,607     $   24,442     $   29,060
Additions Acquired Through Acquisitions                             --          8,634         1,950          2,800          4,658
                                                          -----------------------------------------------------------------------
Balance at end of year                                     $    95,180    $    98,749    $   76,043     $   85,230     $   81,979
                                                          =======================================================================

Ratios
   Net Loans Charged Off to
    Average Loans Outstanding                                    0.50%          0.74%          0.95%         0.50%          0.70%
 Allowance for Possible Loan
    Losses to Average Loans
    Outstanding                                                  1.74%          1.92%          1.54%         1.77%          1.80%


Management formally reviews the loan portfolio and evaluates credit risk on a monthly basis throughout the year. Such review takes into consideration the financial condition of the borrowers, fair market value of collateral, level of delinquencies, historical loss experience by loan category, industry trends, and the impact of local and national economic conditions.

                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM IV

                         SUMMARY OF LOAN LOSS EXPERIENCE

          ALLOWANCE FOR POSSIBLE LOAN LOSSES ALLOCATION (in thousands)



                                         2000                        1999
                              --------------------------- ---------------------------
                                             % of Loans                  % of Loans
                                              In Each                     In Each
                                            Category to                 Category to
                                 Amount     Total Loans      Amount     Total Loans
                              ------------- ------------- ------------- -------------

Balance at end of period
 applicable to domestic loans:
Commercial
Financial and
Agricultural....................   $37,171         34.7%      $38,592         27.9%

Real Estate -
Construction....................     5,184          1.5         5,382          3.9

Real Estate -
Mortgage .......................    23,245         44.4        25,484         46.5

Installment ....................    28,278         19.4        24,895         21.7

Unallocated ....................     1,302                      4,396
                                     -----                      -----

TOTAL ..........................   $95,180        100.0%      $98,749        100.0%
                                   =======        =====       =======        =====



                                         1998                         1997                    1996
                              --------------------------- ---------------------------  ------------------------
                                             % of Loans                  % of Loans                % of Loans
                                              In Each                     In Each                  In Each
                                            Category to                 Category to                Category to
                                 Amount     Total Loans      Amount     Total Loans     Amount     Total Loans
                              ------------- ------------- ------------- -------------  ----------  ------------

Commercial
Financial and
Agricultural....................   $16,789         21.9%      $19,751         18.7%      $20,328    19.2%

Real Estate -
Construction....................     1,704          3.4           482          3.8           685     3.3

Real Estate -
Mortgage .......................    23,868         60.6        30,273         65.2        30,541    67.0

Installment ....................    20,650         14.1        11,650         12.3        12,876    10.5

Unallocated ....................    13,032                     23,074                     17,549
                                   -----------------------------------------------------------------------
TOTAL ..........................   $76,043       100.0%       $85,230         100.0%     $81,979    100.0%
                                   =======================================================================


The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the date indicated.

                     Hudson United Bancorp and Subsidiaries

                             S.E.C. GUIDE 3 - ITEM V

                                    DEPOSITS

The following table sets forth average deposits and average rates for each of the years indicated.



                                                                         As of December 31,
                                               2000                             1999                             1998
                                   -----------------------------    -----------------------------    -----------------------------
                                                  Interest                         Interest
                                            Amount         Rate              Amount         Rate            Amount  Interest Rate
                                            ------         ----              ------         ----            ------          -----
                                                                  (In thousands)
Domestic Bank Offices:

Noninterest bearing demand
deposits                                $ 1,174,655                       $ 1,170,135                      $ 1,079,508

Interest-bearing
demand deposits                           1,029,708      2.24%              1,199,059      2.01%             1,365,426      2.35%

Savings deposits                          1,504,151      2.56%              1,405,688      2.00%             1,328,052      2.34%

Time deposits                             2,192,996      5.12%              2,821,338      4.91%             3,106,134      5.32%
                                          ---------                         ---------                        ---------
         TOTAL                          $ 5,901,510                       $ 6,596,220                      $ 6,879,120
                                         ==========                        ==========                        =========


Maturities of certificates of deposit and other time deposits of $100,000 or more issued by domestic offices, outstanding at December 31, 2000 are summarized as follows:


                                                 Time Certificates            Other Time
                                                    of Deposit                 Deposits                 Total
                                                    ----------                 --------                 -----
                                                                           (In thousands)
3 months or less                                        $ 285,991             $      0                $ 285,991
Over 3 through 6 months                                    47,286                                        47,286
Over 6 through 12 months                                   72,104                                        72,104
12 months                                                 298,124                                       298,124
                                            ---------------------------- ---------------------- ----------------------
TOTAL                                                   $ 703,505             $      0                $ 703,505
                                            ============================ ====================== ======================


                     Hudson United Bancorp and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM VI

                           RETURN ON EQUITY AND ASSETS


                                                                   Year Ended December 31,
                                                    -----------------------------------------------
                                                      2000             1999              1998
                                                    -----------------------------------------------
Return on Average Assets                              0.61%             0.75%              0.31%

Return on Average Equity                             10.72%            11.95%              4.14%

Common Dividend Payout Ratio                        101.09%            74.58%            175.00%

Average Stockholders' Equity to
  Average Assets Ratio                                5.66%             6.27%              7.42%



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

                                                           Federal Funds
                                                           Purchased and
                                                           Securities Sold
                                                           Under Agreement                Other
                                                           to Repurchase                Borrowings
                                                           -----------------            ----------
                                                                       (In Thousands)
At December 31:
       2000                                                       $  176,878             $   181,983
       1999                                                          985,170               1,398,496
       1998                                                          422,158                 548,252

Weighted average interest rate at year end:
       2000                                                             4.69%                   6.23%
       1999                                                             5.24                    5.76
       1998                                                             4.83                    5.09

Maximum amount outstanding at any month's end:
       2000                                                       $1,268,412             $ 1,500,562
       1999                                                          994,143               1,500,677
       1998                                                          470,382                 696,048

Average amount outstanding during the year:
       2000                                                       $  718,444             $   857,037
       1999                                                          950,039                 725,604
       1998                                                          414,793                 444,579

Weighted average interest rate during the year:
       2000                                                             5.75%                   6.09%
       1999                                                             5.08                    5.47
       1998                                                             5.21                    5.92


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

For information regarding Quantitative and Qualitative Disclosures About Market Risk, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                  Hudson United Bancorp and Subsidiaries
                  Consolidated Balance Sheets

December 31, (in thousands, except share data)                               2000           1999
---------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                  $276,784      $ 277,558
Federal funds sold                                                         18,755              -
                                                                      -----------------------------
                                     TOTAL CASH AND CASH EQUIVALENTS     $295,539      $ 277,558
Investment securities available for sale, at market value                 422,727      2,804,302
Investment securities held to maturity, at cost (market value of
   $513,410 and $541,240 at December 31, 2000 and December 31,            520,192        562,224
   1999, respectively)
Mortgage loans and assets held for sale                                         -          9,073
Loans:
   Residential mortgages                                                1,433,697      1,639,578
   Commercial real estate mortgages                                       920,397      1,024,844
   Commercial and industrial                                            1,891,171      1,766,248
   Consumer credit                                                        873,336      1,029,975
   Credit card                                                            158,922        209,863
                                                                      -----------------------------
                                                         TOTAL LOANS   $5,277,523     $5,670,508
   Less: Allowance for possible loan losses                              (95,180)       (98,749)
                                                                      -----------------------------
                                                           NET LOANS   $5,182,343     $5,571,759

Premises and equipment, net                                               124,821        129,720
Other real estate owned                                                     4,318          3,948
Intangibles, net of amortization                                          100,760        115,841
Other assets                                                              166,526        211,861
                                                                      =============================
                                                        TOTAL ASSETS   $6,817,226     $9,686,286
                                                                      =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest bearing                                                 $1,162,677     $1,231,478
   Interest bearing                                                     4,650,590      5,223,867
                                                                      -----------------------------
                                                      TOTAL DEPOSITS   $5,813,267     $6,455,345
Borrowings                                                                358,861      2,383,666
Other liabilities                                                          28,325         70,809
                                                                      -----------------------------
                                                                       $6,200,453     $8,909,820

Subordinated debt                                                         123,000        132,000
Company-obligated mandatorily redeemable preferred capital
  securities of three subsidiary trusts holding solely junior             125,300        125,300
  subordinated debentures of the Company
                                                                      -----------------------------
                                                   TOTAL LIABILITIES   $6,448,753     $9,167,120
Stockholders' Equity:
   Common stock, no par value; authorized 103,000,000
    shares;  52,171,701 shares issued and 47,964,579 shares
    outstanding December 31, 2000 and 57,379,429
    shares issued and 57,085,884 shares outstanding
    December 31, 1999                                                      92,762         92,794
   Additional paid-in capital                                             322,131        326,673
   Retained earnings                                                       56,759        152,591
    Treasury stock, at cost, 4,207,122 shares December 31, 2000
     and 293,545 shares December 31, 1999                                (92,293)        (8,438)
   Restricted Stock                                                       (5,759)        (3,549)
   Accumulated other comprehensive loss                                   (5,127)       (40,905)
                                                                      -----------------------------
                                          TOTAL STOCKHOLDERS' EQUITY     $368,473       $519,166
                                                                      -----------------------------
                         TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY   $6,817,226     $9,686,286
                                                                      =============================


See Notes to Consolidated Financial Statements.


         Hudson United Bancorp and Subsidiaries
         Consolidated Statements of Income

Years Ended December 31, (in thousands, except per share data)                2000        1999       1998
------------------------------------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans                                                                     $472,559    $428,523   $422,859
Investment securities                                                      134,881     209,941    189,791
Other                                                                          869       6,112     12,673
                                                                          ----------------------------------
                                            TOTAL INTEREST AND FEE INCOME $608,309    $644,576   $625,323
                                                                          ----------------------------------
INTEREST EXPENSE:
Deposits                                                                  $173,831    $190,735   $228,335
Borrowings                                                                  93,564      88,902     47,907
Subordinated and other debt                                                 21,188      21,873     20,231
                                                                          ----------------------------------
                                                   TOTAL INTEREST EXPENSE $288,583    $301,510   $296,473
                                                                          ----------------------------------
                                                      NET INTEREST INCOME $319,726    $343,066   $328,850
PROVISION FOR POSSIBLE LOAN LOSSES                                          24,000      52,200     35,607
                                                                          ----------------------------------
                         NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE
                                                              LOAN LOSSES $295,726    $290,866   $293,243
                                                                          ----------------------------------
NONINTEREST INCOME:
Trust department income                                                     $3,773      $4,574     $4,472
Service charges on deposit accounts                                         29,538      27,576     27,314
Credit card fee income                                                      21,798      22,128     12,353
Other income                                                                34,625      35,584     26,713
Securities (losses) gains                                                  (58,639)     (1,164)     4,474
Loss on assets held for sale                                                     -           -    (23,303)
                                                                          ----------------------------------
                                                 TOTAL NONINTEREST INCOME  $31,095     $88,698    $52,023
                                                                          ----------------------------------

NONINTEREST EXPENSE:
Salaries and employee benefits                                             $88,917    $102,749   $107,244
Occupancy expense                                                           25,492      24,927     24,784
Equipment expense                                                           20,388      14,681     11,317
Deposit and other insurance                                                  2,596       3,521      3,118
Outside services                                                            43,942      48,805     34,819
Other real estate owned expense                                                 42          90      3,337
Amortization of intangibles                                                 15,537      14,870     12,105
Other                                                                       38,113      29,613     35,721
Merger related and restructuring costs                                      15,004      32,031     69,086
                                                                          ----------------------------------
                                                TOTAL NONINTEREST EXPENSE $250,031    $271,287   $301,531
                                                                          ----------------------------------
                                               INCOME BEFORE INCOME TAXES  $76,790    $108,277    $43,735
PROVISION FOR INCOME TAXES                                                  26,969      38,939     16,984
                                                                          ----------------------------------
                                                               NET INCOME $ 49,821     $69,338    $26,751
                                                                          ==================================

EARNINGS PER SHARE:
Basic                                                                        $0.93       $1.21      $0.46
Diluted                                                                      $0.92       $1.18      $0.44

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                                       53,845      57,465     58,718
Diluted                                                                     54,186      58,566     60,668


See Notes to Consolidated Financial Statements.


                  Hudson United Bancorp and Subsidiaries
                  Consolidated Statements of Comprehensive Income

       Years Ended December 31,  (in thousands)                                  2000             1999            1998
       ------------------------------------------------------------------ -- ------------ --- ------------ -- ------------

                                                              NET INCOME     $ 49,821           $69,338        $ 26,751
                                                                             ============     ============    ============
       OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
       Unrealized securities (losses) gains arising during period            $  (2,273)       $ (54,364)        $ 8,508
       Less: reclassification for losses (gains) included in net income         38,051              757          (2,858)
                                                                             ------------     ------------    ------------
       Other comprehensive income (loss)                                     $  35,778        $ (53,607)        $ 5,650
                                                                             ------------     ------------    ------------
                                                    COMPREHENSIVE INCOME     $  85,599          $15,731        $ 32,401
                                                                             ============     ============    ============


         See Notes to Consolidated Financial Statements.

Hudson United Bancorp and Subsidiaries - Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2000, 1999 and 1998





                                                    Convertible
                                                  Preferred Stock               Common Stock            Additional
                                                  ---------------               ------------              Paid-in
(in thousands, except share data)              Shares          Amount      Shares          Amount         Capital
                                           -----------------------------------------------------------------------
Balance at December 31, 1997 .........         1,250         $  125     48,805,624       $ 86,776      $ 383,667
                                           =======================================================================
Net income ...........................          --             --             --             --           26,751
IBSF fiscal year adjustment ..........          --             --             --             --             --
Cash dividends common ................          --             --             --             --             --
3% stock dividend ....................          --             --           82,629            147            270
Stock dividend of acquired company ...          --             --        4,057,468          7,214         (3,067)
Shares issued for:
   Stock options exercised ...........          --             --          582,159          1,035         (6,282)
   Warrants exercised ................          --             --            7,158             13            (97)
   Dividend reinvestment and stock
   reinvestment plan..................          --             --            4,893              9
   Preferred stock conversion ........          (750)           (75)        16,608             30           (130)
Cash in lieu of fractional shares ....          --             --             --             --             (212)
Other transactions ...................          --             --            3,750              7             (7)
Purchase of treasury stock ...........          --             --             --             --             --
Issue and retirement of treasury stock          --             --         (989,058)        (1,759)       (18,930)
Effect of compensation plans .........          --             --             (783)            (2)         5,248
Other comprehensive income ...........          --             --             --             --             --
                                           -----------------------------------------------------------------------
Balance at December 31, 1998 .........           500    $        50     52,570,448    $    93,470    $   360,621
                                           =======================================================================
Net income ...........................          --             --             --             --             --
Cash dividends common ................          --             --             --             --             --
3% stock dividend ....................          --             --          159,131            283          2,890
Shares issued for:
   Stock options exercised ...........          --             --          590,164          1,050         (7,868)
   Warrants exercised ................          --             --             --             --             (182)
   Dividend reinvestment and stock
   reinvestment plan .................          --             --           11,742             21            276
   Preferred stock conversion ........          (500)           (50)          --             --             (478)
Cash in lieu of fractional shares ....          --             --             --             --              (22)
Other transactions ...................          --             --           (2,106)            (4)             4
Purchase of  treasury stock ..........          --             --             --             --             --
LFB acquisition ......................          --             --             --             --             --
Issue and retirement of treasury stock          --             --       (1,139,576)        (2,026)       (32,853)
Effect of compensation plans .........          --             --             --             --            4,285
Other comprehensive loss .............          --             --             --             --             --
                                           -----------------------------------------------------------------------
Balance at December 31, 1999 .........          --      $      --       52,189,803    $    92,794    $   326,673
                                           =======================================================================

Net income ...........................          --             --             --             --           49,821
Cash dividends common ................          --             --             --             --          (49,319)
10% stock dividend ...................          --             --        5,217,177           --              771
Shares issued for:
   Stock options exercised ...........          --             --             --           (4,336)          --
Cash in lieu of fractional shares ....          --             --             --             (172)          --
Other transactions ...................          --             --          (18,027)           (32)            67
Purchase of  treasury stock ..........          --             --       (9,424,374)          --             --
Effect of compensation plans .........          --             --             --             (872)          --
Other comprehensive income ...........          --             --             --             --             --
                                           -----------------------------------------------------------------------
Balance at December 31, 2000 .........          --      $      --       47,964,579    $    92,762    $   322,131
                                           =======================================================================



                                                                      Employee Stock
                                                                        Awards and
                                                                        Unallocated   Accumulated
                                                                        Shares held       Other
                                           Retained       Treasury       in ESOP at   Comprehensive
                                           Earnings         Stock           Cost      Income (loss)      Total
                                           --------         -----           ----      -------------      -----
Balance at December 31, 1997 .........   $   222,687    $   (22,889)   $    (9,609)   $     7,052    $   667,809
                                           =======================================================================

Net income ...........................        26,751           --             --             --           26,751
IBSF fiscal year adjustment ..........         1,539           --             --             --            1,539
Cash dividends common ................       (39,706)          --             --             --          (39,706)
3% stock dividend ....................       (41,851)        41,434           --             --             --
Stock dividend of acquired company ...        (4,147)          --             --             --             --
Shares issued for:
   Stock options exercised ...........          --           18,548           --             --           13,301
   Warrants exercised ................          --              173           --             --               89
   Dividend reinvestment and
   stock .............................           161           --             --             --              170
   Preferred stock conversion ........          --              175           --             --             --
Cash in lieu of fractional shares ....            (4)          --             --             --             (216)
Other transactions ...................          --             --             --             --             --
Purchase of treasury stock ...........          --          (70,138)          --             --          (70,138)
Issue and retirement of treasury stock          --           20,689           --             --             --
Effect of compensation plans .........          --            2,189          7,241           --           14,676
Other comprehensive income ...........          --             --             --            5,650          5,650
                                           -----------------------------------------------------------------------
Balance at December 31, 1998 .........   $   165,269    $    (9,819)   $    (2,368)   $    12,702    $   619,925
                                           =======================================================================
Net income ...........................        69,338           --             --             --           69,338
Cash dividends common ................       (45,257)          --             --             --          (45,257)
3% stock dividend ....................       (36,759)        33,586           --             --             --
Shares issued for:
   Stock options exercised ...........          --           24,986           --             --           18,168
   Warrants exercised ................          --              236           --             --               54
   Dividend reinvestment and stock
   reinvestment plan .................          --             --             --             --              297
   Preferred stock conversion ........          --              528           --             --             --
Cash in lieu of fractional shares ....          --             --             --             --              (22)
Other transactions ...................          --             --             --             --             --
Purchase of  treasury stock ..........          --         (121,367)          --             --         (121,367)
LFB acquisition ......................          --           26,563           --             --           26,563
Issue and retirement of treasury stock          --           34,879           --             --             --
Effect of compensation plans .........          --            1,970         (1,181)          --            5,074
Other comprehensive loss .............          --             --             --          (53,607)       (53,607)
                                           -----------------------------------------------------------------------
Balance at December 31, 1999 .........   $   152,591    $    (8,438)   $    (3,549)   $   (40,905)   $   519,166
                                           =======================================================================
Net income ...........................        49,821           --             --             --           49,821
Cash dividends common ................       (49,319)          --             --             --          (49,319)
10% stock dividend ...................       (96,334)        95,563           --             --             --
Shares issued for:
   Stock options exercised ...........          --            8,426           --             --            4,090
Cash in lieu of fractional shares ....          (172)          --             --             --             (172)
Other transactions ...................          --              (35)          --             --             --
Purchase of  treasury stock ..........          --         (193,271)          --             --         (193,271)
Effect of compensation plans .........          --            5,462         (2,210)          --            2,380
Other comprehensive income ...........          --             --             --           35,778         35,778
                                           -----------------------------------------------------------------------
Balance at December 31, 2000 .........   $    56,759    $   (92,293)   $    (5,759)   $    (5,127)   $   368,473
                                           =======================================================================


See Notes to Consolidated Financial Statements.

                                          Hudson United Bancorp and Subsidiaries
                                          Consolidated Statements of Cash Flows


For the Years Ended December 31, 2000, 1999 and 1998 (in thousands)                2000           1999             1998
------------------------------------------------------------------------- ---------------- --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $49,821         $ 69,338         $ 26,751
Adjustments  to  reconcile   net  income  to  net  cash  provided
 by  operating  activities:
     Provision for possible loan losses                                          24,000          52,200           35,607
     Provision for depreciation and amortization                                 33,465          28,131           23,887
     Amortization of security premiums, net                                         423           1,776            2,344
     Securities (gains) losses                                                   58,639           1,164           (4,474)
     (Gain) loss on sale of premises and equipment                                 (591)           (892)           1,964
     Gain on sale of loans                                                       (1,795)         (5,065)          (3,029)
     Loss on assets held for sale                                                     -               -           23,303
     Market adjustment on ESOP                                                        -               -              728
     MRP earned                                                                       -               -            2,809
     IBSF fiscal year adjustment                                                      -               -            1,539
     Mortgage loans originated for sale                                        (22,487)       (148,616)        (203,172)
     Mortgage loan sales                                                         31,560         154,143          192,899
     Deferred income tax provision                                                9,997             554            1,750
     Net (increase) decrease in assets held for sale                                  -          14,147         (14,147)
     Decrease (increase) in other assets                                         45,335          15,521         (14,036)
     (Decrease) increase in other liabilities                                  (42,484)        (21,201)          179,872
                                                                          ---------------- --------------- ----------------
                               NET CASH PROVIDED BY OPERATING ACTIVITIES        185,883         161,200          254,595
                                                                          ---------------- --------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale               2,047,169         332,512          479,997
Proceeds from repayments and maturities of investment securities:
   Available for sale                                                           332,343         834,451          996,197
   Held to maturity                                                              81,409         155,126          532,366
Purchases of investment securities:
   Available for sale                                                             (977)     (1,428,159)      (1,861,926)
   Held to maturity                                                            (39,628)        (82,085)        (684,718)
Net cash (used) acquired through acquisitions                                         -       (262,763)          231,417
Decrease (increase) in loans other than purchases and sales                     300,521       (158,391)        (108,014)
Loans purchased                                                                       -       (114,273)                -
Loans sold                                                                       38,434         100,449          129,842
Proceeds from sales of premises and equipment                                    11,120           7,939              124
Purchases of premises and equipment                                            (23,541)        (31,483)         (14,646)
(Increase) decrease in other real estate owned                                    (370)             876           11,047
                                                                          ---------------- --------------- ----------------
                     NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES      2,746,480       (645,801)        (288,314)
                                                                          ---------------- --------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW and savings accounts                     (220,517)       (229,760)         (83,664)
Net decrease in certificates of deposit                                       (421,560)       (595,770)        (262,524)
Net (decrease) increase in borrowings                                       (2,024,805)       1,354,442           69,240
Reduction of ESOP loan                                                                -           2,073              853
Net repayment of debt                                                           (9,000)               -                -
Net proceeds from issued of debt                                                      -               -           45,987
Net proceeds from the issuance of stock                                           4,090          18,519           13,560
Termination of ESOP Plan                                                              -               -           10,220
Cash dividends paid                                                            (49,319)         (45,257)        (39,706)
Purchase of stock for pension plan                                                    -               -            (341)
Acquisition of treasury stock                                                 (193,271)       (121,367)         (70,138)
                                                                          ---------------- --------------- ----------------
                    NET CASH  (USED IN) PROVIDED BY FINANCING ACTIVITIES    (2,914,382)         382,880        (316,513)
                                                                          ---------------- --------------- ----------------
                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         17,981       (101,721)        (350,232)

                          CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        277,558         379,279          729,511
                                                                          ---------------- --------------- ----------------
                                CASH AND CASH EQUIVALENTS AT END OF YEAR      $ 295,539       $ 277,558        $ 379,279
                                                                          ================ =============== ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
    Interest                                                                  $ 299,562       $ 297,116        $ 292,807
    Income taxes                                                                 20,278          23,167           27,684
Liabilities assumed in purchase business combinations and branch
   acquisitions                                                                       -         572,981          342,720
                                                                          ================ =============== ================

See Notes to  Consolidated Financial Statements.

         Notes To Consolidated Financial Statements


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

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Hudson United Bancorp and its subsidiaries, all of which are wholly owned. The financial statements of institutions acquired by the Company in acquisitions that have been accounted for by the pooling-of-interests method are included herein for all periods presented.

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

Securities

The Company classifies its securities as held to maturity, available for sale and held for trading purposes. Securities for which the Company has the ability and intent to hold until maturity are classified as held to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts on a straight-line basis, which is not materially different from the interest method. Management reviews its intent to hold securities to maturity as a result of changes in circumstances, including major business combinations.

Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available for sale and are carried at fair value. Differences between available for sale securities' amortized cost and fair value are charged/credited directly to stockholders' equity, net of income taxes. The cost of securities sold is determined on a specific identification basis. The Company had no securities held for trading purposes at December 31, 2000 and 1999.

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

Stock-Based  Compensation

SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans and allows companies to choose either:
1) a fair value method of valuing stock-based compensation plans which will affect reported net income; or 2) to continue following the existing accounting rules for stock option accounting but disclose what the impact would have been had the new standard been adopted. The Company elected the disclosure option of this standard. See Note 15.

Cash Equivalents

Cash equivalents include amounts due from banks and Federal funds sold.

Reclassifications

Certain reclassifications have been made to the 1999 and 1998 amounts in order to conform to 2000's presentation.

Per Share Amounts

Basic earnings per common share is computed by dividing net income, less dividends on any convertible preferred stock, by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of any preferred stock and the incremental number of shares issuable from the exercise of stock options and warrants calculated using the treasury stock method. All per share amounts have been retroactively adjusted for all stock dividends. All prior annual and interim periods presented have been restated in the new format.

Reporting Comprehensive Income

SFAS No. 130 which established standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. The Company has elected to display Consolidated Statements of Income and Consolidated Statements of Comprehensive Income separately for the disclosed periods.

Disclosures  about Segments of an Enterprise  and Related  Information

SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Hudson United Bancorp, the bank's holding company, is not a reportable segment because it does not exceed any of the quantitative thresholds.

Employers' Disclosures about Pensions and Other Postretirement Benefits

SFAS No. 132 standardized the disclosure requirements for pension and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets.

Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishing standards for the accounting and reporting of derivatives. The statement is effective for fiscal years beginning after June 15, 2000; earlier application is permitted. The Company has elected not to adopt this statement prior to its effective date. The adoption of the statement will not have a material effect on its financial position or results of operations.

In September of 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a
replacement of FASB Statement No. 125". SFAS 140 amends the recognition and reclassification of collateral and disclosures related to securitization transactions and collateral. These changes are effective for fiscal years ending after December 15, 2000. SFAS 140 also amends the accounting for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The SFAS 140 provisions effective subsequent to March 31, 2001 are not anticipated to have a material impact on the Company's consolidated financial statements.

Securities purchased and sold under agreements to resell and repurchase are accounted for as collateralized financing transactions and are carried at contract value plus accrued interest. It is the policy of the Company to obtain possession of collateral with market value equal to or in excess of principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when appropriate. As of December 31, 2000, the Company had pledged securities with market values of $ 206,594 related to repurchase agreements.

(2) BUSINESS COMBINATIONS

The  following   business   combinations  have  been  accounted  for  using  the
pooling-of-interests  method  of  accounting.

The Company did not make any acquisitions in 2000 that were accounted for under the pooling-of-interests method.

On November 30, 1999, the Company acquired all the outstanding shares of JeffBanks, Inc. (Jeff) based in Philadelphia, Pennsylvania. Each share of Jeff common stock was converted into .9785 shares of the Company's common stock for a total of 11,949,376 shares. At the time of the acquisition, Jeff had approximately $1.8 billion in assets.

On December 1, 1999, the Company acquired all the outstanding shares of Southern Jersey Bancorp (SJB) based in Bridgeton, New Jersey. Each share of SJB common stock was converted into 1.2978 shares of the Company's common stock for a total of 1,614,146 shares. At the time of the acquisition, SJB had approximately $425 million in assets.

On January 8, 1998, the Company acquired all the outstanding shares of The Bank of Southington (BOS) bases in Southington, Connecticut. Each share of BOS common stock outstanding was converted into .637 shares of the Company's common stock for a total of 755,133 shares. At the time of the acquisition, BOS had approximately $135 million in assets.

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

Separate results of the combining pooled entities for the period prior to their acquisition are as follows-

                                  1998
                            -----------
    Net interest income-
    The Company, as
       previously reported  $ 254,194

           JEFF                59,773
           SJB                 14,883
                            -----------
                            $ 328,850
                            ===========

    Net income-
    The Company, as
       previously reported  $  23,151

           JEFF                11,432
           SJB                 (7,832)
                            -----------
                              $26,751
                            ===========

Results of operations have been included for periods subsequent to the acquisition date for business combinations that have been accounted for using the purchase method.

On March 26, 1999, the Company completed its purchase of $151 million in deposits and a retail branch office in Hartford, Connecticut from First International Bank.

On May 20, 1999, the Company acquired Little Falls Bancorp, Inc. (LFB) in a combination stock and cash purchase price of $55.0 million which was $21.8 million in excess of the fair value of net assets acquired. LFB had approximately $341 million in assets at the time of acquisition.

On October 22, 1999, the Company acquired the assets of Lyon Credit Corporation, a $350 million asset finance company and subsidiary of Credit Lyonnais Americas.

On December 1, 1999, the Company completed its purchase of loans (approximately $148 million) and other financial assets, as well as assumed the deposit liabilities (approximately $112 million) of Advest Bank and Trust. Pro forma results of operations have not been disclosed herein because the Hartford branch, LFB, Lyon Credit Corporation, and Advest combinations were not deemed to be significant.

Merger related and restructuring costs were $15.0 million and other nonrecurring operating charges were $7.0 million in 2000. Merger related and restructuring costs include the approximate amounts of $4.8 million for the recognition of severance benefits and consulting agreements, $2 million for stay pay obligations to current employees, $2 million for payments and reserves for the settlements of pre-existing litigation at acquired institutions and $4.2 million for the recognition of obligations for which the bank will not receive future benefits.

The balance of the expenses are comprised of building writedowns and miscellaneous expenses including search fees, advisor expenses, and other miscellaneous items. The nonrecurring operating charges include $3.7 million related to the change to a new outsource service provider, $2.0 million for planned branch consolidations, and $1.3 million for the recognition of obligations for which the Bank will not receive future benefits.

Merger related and restructuring costs were $32.0 million in 1999. These costs include $12.6 million for payout and accruals for employment contracts, severance and other employee related costs, $3.9 million for branch closing, fixed asset disposition and other occupancy related costs, $5.6 million for technical support for system conversion and early termination of system related contracts, $1.8 million for legal and accounting professional services and approval costs, $4.1 million for financial advisor costs, $2.0 million provision for other real estate owned and $2.0 million for other merger related expenses.

Merger related and restructuring costs were $69.1 million in 1998. The 1998 costs include $29.5 million for payout and accruals for employment contracts, severance and other employee related costs, $13.2 million for branch closings, fixed asset disposition, and other occupancy related costs, $13.6 million for professional services, and $12.8 million for other merger related expenses.

The table that follows presents the activity in 2000 and 1999 related to the restructuring charge reserves established in 2000, 1999 and 1998. The Company believes that the remaining restructuring reserves as of December 31, 2000 are adequate and that no revisions of estimates are necessary at this time.


                                           1999                                            2000
                      --------------------------------------------------------------------------------------------------------
                        12/31/98   Restructuring  Cash    Noncash   12/31/99 Restructuring Cash      Noncash     Remaining
($ Millions)             Balance      Charge    Activity  Activity  Balance    Charge    Activity    Activity     Reserve
                                                                                                                  12/31/00
                      --------------------------------------------------------------------------------------------------------
2000 Reserves
-----------------------
Severance and related
    costs                 $ 0.0       $ 0.0       $ 0.0     $ 0.0    $ 0.0      $ 6.8      $ 6.3      $ 0.0        $ 0.5
Costs of consolidating
    operations              0.0         0.0         0.0       0.0      0.0       15.2        9.3        0.0          5.9
                      --------------------------------------------------------------------------------------------------------
Total                     $ 0.0         0.0       $ 0.0     $ 0.0     $0.0      $ 22.0     $15.6      $ 0.0          6.4
                      --------------------------------------------------------------------------------------------------------
1999 Reserves
-----------------------
Severance and related
   costs                  $ 0.0       $ 12.6      $ 0.4     $ 0.0    $ 12.2     $ 0.0     $ 12.2      $ 0.0        $ 0.0
Costs of consolidating
   operations               0.0         19.4        7.7       0.0      11.7       0.0       11.7        0.0          0.0
                      --------------------------------------------------------------------------------------------------------
        Total             $ 0.0       $ 32.0      $ 8.1     $ 0.0    $ 23.9     $ 0.0     $ 23.9      $ 0.0        $ 0.0
                      ========================================================================================================
1998 Reserves
-----------------------
Severance and related
   costs                 $ 29.4       $ 0.0      $ 26.2    $ (3.1)   $ 0.1      $ 0.0      $ 0.1      $ 0.0        $ 0.0
Costs of consolidating
   operations              39.7         0.0        34.5      (3.4)     1.8        0.0        1.8        0.0          0.0
                      --------------------------------------------------------------------------------------------------------
        Total           $  69.1       $ 0.0      $ 60.7    $ (6.5)   $ 1.9      $ 0.0      $ 1.9      $ 0.0        $ 0.0
                      ========================================================================================================


$6.5 million of the 1998 charges were reversed in the second and third quarters of 1999, and other unanticipated restructuring costs of approximately the same amount were recognized relating to the disposition of United Financial Services, Inc. and the Bank's charter consolidations and Company name change.

(3) CASH AND DUE FROM BANKS

The Company's subsidiary bank is required to maintain an average reserve balance as established by the Federal Reserve Board. The amount of the reserve balance for the reserve computation period, which included December 31, 2000, was approximately $24.1 million.

(4) INVESTMENT SECURITIES

The amortized cost and estimated market value of Investment Securities as of December 31, are summarized as follows (in thousands):

                                           2000
                       ---------------------------------------------
                                    Gross Unrealized    Estimated
                        Amortized  --------------------   Market
                          Cost      Gains    (Losses)     Value
--------------------------------------------------------------------
Available for Sale
------------------
U.S. Government         $ 31,839   $   37   $   (48)     $ 31,828
U.S. Government
   agencies                3,500        -          -        3,500
Mortgage-backed
   securities            241,356      320    (3,642)      238,034
States and political
   subdivisions            1,516       41          -        1,557
Other debt securities      3,754        -      (193)        3,561
Federal Home Loan
     Bank stock          105,924        -          -      105,924
Other equity
   securities             43,092      279    (5,048)       38,323
                       ---------------------------------------------
                        $430,981   $  677   $(8,931)     $422,727
                       =============================================
Held to Maturity
----------------
U. S. Government        $ 24,199   $    -   $   (69)     $ 24,130
U. S. Government
   agencies               38,229      488       (45)       38,672
Mortgage-backed
   securities            406,518      543    (7,845)      399,216
States and political
   subdivisions           51,246      187       (41)       51,392
Other debt securities          -        -          -            -
                       ---------------------------------------------
                        $520,192   $1,218   $(8,000)     $513,410
                       =============================================

                                           1999
                       ---------------------------------------------
                                    Gross Unrealized    Estimated
                        Amortized  --------------------   Market
                          Cost      Gains    (Losses)     Value
--------------------------------------------------------------------
Available for Sale
------------------
U.S. Government       $   87,332   $  196  $   (303)   $   87,225
U.S. Government
   agencies              350,040       85    (7,595)      342,530
Mortgage-backed
   securities          2,167,606    1,431   (48,880)    2,120,157
States and political
   subdivisions            3,118       12       (10)        3,120
Other debt securities     47,128        4    (1,813)       45,319
Federal Home Loan
    Bank stock           125,405        -          -      125,405
Other equity
   securities             88,421    1,932    (9,807)       80,546
                      ----------------------------------------------
                      $2,869,050   $3,660  $(68,408)   $2,804,302
                      ==============================================
Held to Maturity
----------------
U. S. Government      $   24,195   $    -  $   (253)   $   23,942
U. S. Government
   agencies               45,960      201      (636)       45,525
Mortgage-backed
   securities            467,540      220   (19,967)      447,793
States and political
   subdivisions           24,500       26      (575)       23,951
Other debt securities         29        -          -           29
                      ----------------------------------------------
                      $  562,224   $  447  $(21,431)   $  541,240
                      ==============================================

The amortized cost and estimated market value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Amortized    Estimated
(in thousands)                             Cost     Market Value
-----------------------------------------------------------------
Available for Sale
------------------
Due in one year or less                 $   32,376    $  32,384
Due after one year through five years        5,061        5,082
Due after five years through ten years         172          173
Due after ten years                          3,000        2,807
                                       --------------------------
                                        $   40,609    $  40,446
Mortgage-backed securities                 241,356      238,034
Equity securities                          149,016      144,247
                                       --------------------------
                                        $  430,981    $ 422,727
                                       ==========================
Held to Maturity
----------------
Due in one year or less                 $   65,330    $  65,379
Due after one year through five years       34,109       34,448
Due after five years through ten years      13,191       13,320
Due after ten years                          1,044        1,047
                                       --------------------------
                                        $  113,674    $ 114,194
Mortgage-backed securities                 406,518      399,216
                                       --------------------------
                                        $  520,192    $ 513,410
                                       ==========================

Sales of securities for the years ended December 31, are summarized as follows (in thousands):

                                   2000        1999        1998
------------------------------------------------------------------
Proceeds from sales           $2,047,169  $ 332,512   $ 479,997
Gross gains from sales             3,482      4,156       5,342
Gross losses from sales          (62,121)    (5,320)      (868)

Securities with a book value of $336.9 million and $1.6 billion at December 31, 2000 and 1999, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

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

A summary of the activity in the allowance for possible loan losses is as follows (in thousands):

                                   2000       1999      1998
---------------------------------------------------------------
Balance at January 1           $ 98,749   $ 76,043   $85,230
Additions (deductions):
     Provision charged to        24,000     52,200    35,607
   expense
   Allowance acquired through
     mergers or acquisitions          -      8,634     1,950
   Recoveries on loans
     previously charged off       7,837      9,929     6,101
   Loans charged off (1)        (35,406)   (48,057)  (52,845)
                               --------------------------------
Balance at December 31         $ 95,180   $ 98,749   $76,043
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

(in thousands)
                                         December 31,
                           ------------------------------------
                                2000        1999        1998
---------------------------------------------------------------
Nonaccrual loans            $ 57,878    $ 46,352    $ 46,178
Renegotiated loans                 -       2,751       5,632
                           ------------------------------------
   Total nonperforming
   loans                    $ 57,878    $ 49,103    $ 51,810
                           ====================================
90 days or more past due
   and still accruing       $ 29,784    $ 23,239     $21,261
                           ====================================


                                          December 31,
                                   ----------------------------
                                     2000     1999      1998
                                   ----------------------------
Gross interest income which would
have been recorded under original
terms                               $4,505   $ 3,217  $ 8,012
                                   ============================
Gross interest income recorded
   during the year                  $  564     $ 407    $ 685
                                   ============================

At December 31, 2000, 1999 and 1998 impaired loans, comprised principally of nonaccruing loans, totaled $58.5 million, $49.1 million, and 38.4 million respectively. The allowance for possible loan losses related to such impaired loans was $9.9 million, $8.3 million, and 9.9 million at December 31, 2000, 1999 and 1998, respectively. The average balance of impaired loans for 2000, 1999 and 1998 was $52.1 million, $34.4 million and $41.3 million, respectively.

(7) LOANS TO RELATED PARTIES

In the ordinary course of business, the subsidiary bank has extended credit to various directors, officers and their associates. In connection with its restricted stock plan and in light of the fact that no bonuses were awarded for the year, but officers would have a tax liability connected with the restricted stock which had vested during 2000, the Compensation Committee recommended and the Board of Directors in October, 2000 approved a program to lend senior officers of the Corporation up to 70 percent of the value of restricted stock which vested during 2000. Pursuant to the program, on December 1, 2000, the Corporation loaned $295,000 to one senior officer, who elected to participate in the program - Susan Staudmyer, Executive Vice President. The loan is secured by shares, bears interest at HUB's prime rate and is payable on demand. The current outstanding balance as of February 28, 2001 is $295,000.

The aggregate loans outstanding to related parties are summarized below for the year ended December 31, 2000 (in thousands):

Balance at January 1                $ 26,028
New loans issued                       4,966
Repayment of loans                   (1,814)
Loans to former directors           (12,515)
                                 --------------
Balance at December 31              $ 16,665
                                 ==============

Charles F.X. Poggi who is the Chairman of the Compensation Committee and is involved in setting executive compensation is President of Poggi Press, a general printing company. During 2000 Poggi Press was paid $416 thousand for printing work for Hudson United Bancorp. Management believes the terms and conditions of the transactions with Poggi Press to be equivalent to terms available from an independent third party.

W. Peter McBride who is on the Compensation Committee and is involved in setting executive compensation, is affiliated with McBride Corporate Real Estate. McBride Corporate Real Estate was retained to assist in the sale and/or leasing of various Hudson United Bancorp properties and in doing so earned commissions of approximately $240 thousand. Management believes the terms and conditions of the transactions with McBride Corporate Real Estate to be equivalent to terms available from an independent third party.

(8) PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31 (in thousands):

                                           2000        1999
--------------------------------------------------------------
Land                                   $ 18,339   $  19,634
Premises                                 98,068     108,767
Furniture, fixtures and equipment       125,424     111,724
                                       -----------------------
                                       $241,831   $ 240,125
Less- Accumulated depreciation         (117,010)   (110,405)
                                       -----------------------
                                       $124,821   $ 129,720
                                       =======================

Depreciation and amortization  expense for premises and equipment for 2000, 1999
and  1998  amounted  to  $15.8   million,   $12.5  million  and  $11.6  million,
respectively.

(9) INCOME TAXES

The components of the provision (benefit) for income taxes for the year ended December 31 are as follows (in thousands):

                                2000       1999       1998
-------------------------------------------------------------
Federal-
   Current                  $ 16,919   $ 32,179   $ 15,614
   Deferred                    9,997        554      1,750
State                             53      6,206      (380)
                            ---------------------------------
   Total provision for
   income taxes             $ 26,969   $ 38,939    $16,984
                            =================================


A reconciliation of the provision for income taxes, as reported, with the Federal income tax at the statutory rate for the year ended December 31 is as follows (in thousands):

                                  2000       1999        1998
-----------------------------------------------------------------
Tax at statutory rate          $ 26,876    $37,897     $15,281
     Increase (decrease)in
     taxes resulting from-
   Tax-exempt income             (2,625)    (3,075)     (4,180)
   Non-deductible merger
     related expenses             2,083      1,750       5,232
   State income taxes, net of
     Federal income tax
     benefit                         34      4,033        (247)
   Other, net                       601     (1,666)        898
                               ----------------------------------
   Provision for income taxes  $ 26,969   $ 38,939     $16,984
                               ==================================

Significant components of deferred tax assets and liabilities are as follows (in thousands):

                                               December 31,
                                              2000         1999
------------------------------------------------------------------
Deferred Tax Assets (Liabilities):
   Allowance for possible loan losses     $ 32,613     $ 30,504
   Federal and state tax operating loss
     carry forwards                          9,122        7,040
   Capital Losses                            6,513            -
   Director/Officer Compensation Plans       1,122        1,820
   Allowance for Losses on OREO              3,478        2,170
   Depreciation                             (4,412)      (3,877)
   Accumulated  Other Comprehensive
     Loss                                    2,762       22,662
   Acquisition Related Expenses              7,620        6,650
   Change in Value of Assets Held for
     Sale                                     (298)       3,332
   Other                                    (3,341)     (18,511)
                                         -------------------------
     Subtotal Net Deferred Tax Asset      $ 55,179     $ 51,790
   Less Valuation Allowance Against
     Capital Losses                         (2,900)           -
                                         -------------------------
   Net Deferred Tax Asset                 $ 52,279     $ 51,790
                                         =========================

Management periodically evaluates the realizability of its deferred tax asset and will adjust the level of the valuation allowance if it is deemed more likely than not that all or a portion of the asset is realizable. The valuation allowance at December 31, 2000 and 1999 was $2.9 million and $0.0 million, respectively.

The following represents the tax impact of unrealized securities gains (losses) (in thousands):
                                          For the year ended
                                          December 31, 2000
                               ------------ ----------- -----------
                                 Before                   Net of
                                  tax           Tax        Tax
                                 Amount       Benefit     Amount
                               ------------ ----------- -----------
Unrealized holding gains
  (losses) arising during
  period                          $ (3,293) $   1,020   $  (2,273)
Less: reclassification for
  gains  (losses) realized
  in Net Income                    (58,639)    20,588     (38,051)
                               ------------ ----------- -----------
Net change during period          $ 55,346  $ (19,568)  $  35,778
                               ============ =========== ===========

                                        For the year ended
                                        December 31, 1999
                               ------------ ----------- -----------
                               Before                   Net of
                                tax            Tax       Tax
                               Amount        Benefit    Amount
                               ------------ ----------- -----------
Unrealized holding gains
  (losses) arising during
  period                         $(86,200)    $ 31,836   $(54,364)
Less: reclassification for
  gains  (losses) realized
  in Net Income                    (1,164)         407       (757)
                               ------------ ----------- -----------
Net change during period         $(85,036)    $ 31,429   $(53,607)
                               ============ =========== ===========

                                         For the year ended
                                         December 31, 1998
                               ------------ ----------- -----------
                               Before                   Net of
                                Tax            Tax       Tax
                               Amount        Expense    Amount
                               ------------ ----------- -----------
Unrealized holding gains
  arising during period
                                $ 13,224    $(4,716)     $ 8,508
Less: reclassification for
  gains realized in Net
  Income                           4,474     (1,616)       2,858
                               ------------ ----------- -----------
Net change during period        $  8,750    $(3,100)     $ 5,650
                               ============ =========== ===========

(10) BENEFIT PLANS AND POSTRETIREMENT BENEFITS

The Company and its acquired subsidiaries have certain pension plans which cover eligible employees. The plans provide for payments to qualified employees based on salary and years of service. The Company's funding policy for these plans is to make the maximum annual contributions allowed by the applicable regulations.

Information regarding the benefit obligation resulting from the actuarial valuations prepared as of January 1, 2000 and 1999 is as follows (in thousands):

                                           2000          1999
----------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of      $33,664      $ 40,059
   year
Service cost                              2,220         1,965
Interest cost                             2,483         2,447
Actuarial (gain)/loss                     1,779        (6,822)
Amendments                                (155)            60
Settlements                               (391)        (1,589)
Benefits paid                           (2,347)        (2,456)
                                       -----------  ------------
Benefit obligation at end of year       $37,253      $ 33,664
                                       ===========  ============

Change in plan assets:
Fair value of plan assets at
   beginning of year                    $43,285       $42,875
Actual return on plan assets              2,184         4,162
Employer contribution                       191           293
Settlements                               (391)       (1,589)
Benefits paid                           (2,347)       (2,456)
                                       -----------  ------------
Fair value of plan assets at end of
   year                                 $42,922      (43,285)
                                       ===========  ============

Prepaid pension cost consists of the
   following as of December 31:
Funded status                           $ 5,669      $  9,621
Unrecognized net transition obligation     (237)         (299)
Unrecognized net actuarial loss          (5,542)       (8,455)
Unrecognized prior service cost             578           654
                                       -----------  ------------
Prepaid pension cost                    $   468      $  1,521
                                       ===========  ============

Assumptions used by the Company in the accounting for its plans in 2000 and 1999 were:

Weighted average assumptions as of
December 31                                  2000        1999
----------------------------------------------------------------
Discount rate                             7.5-8.0%    7.5-7.8%
Expected return on plan assets            8.0-9.0%    8.0-8.3%
Rate of compensation increase             0.0-5.5%    3.5-4.5%


Components of net periodic
benefit cost as of December           2000        1999       1998
31, (in thousands):
-------------------------------- ---------- ----------- ----------
Service cost                      $ 2,220     $ 2,023    $ 1,437
Interest cost                       2,482       2,388      2,364
Expected return on plan assets     (2,649)     (3,403)    (3,137)
Amendments                             -           60           -
Settlements                            30         473           -
Net Amortization and deferral        (986)         44       (118)
                                 ---------- ----------- ----------
Net periodic benefit cost         $ 1,097     $ 1,585    $   546
                                 ========== =========== ==========

The Company has 401(k) savings plans covering substantially all of its employees. Under these Plans, the Company matches varying percentages of the employee's contribution. The Company's contributions under these Plans were approximately $1.8, $1.2, and $1.4 million in 2000, 1999, and 1998.

In addition, the Company provides supplemental employee retirement plans for certain current and former management employees.

(11) DEPOSITS

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $703.5 million and $545.1 million at December 31, 2000 and 1999, respectively.

The scheduled maturities of certificates of deposit are as follows at December 31, 2000 (in thousands):

         3 months or less                 $  339,494
         Greater than 3 months to 1 year     246,435
         Greater than 1 year to 3 years    1,275,157
         Greater than 3 years                267,790
                                          -------------
                                          $2,128,876
                                          =============

(12) BORROWINGS

The following is a summary of borrowings at December 31 (in thousands):

                                              2000        1999
                                        -------------------------
Federal Home Loan Bank advances           $173,847   $1,371,760
Securities sold under agreements to
   repurchase                              176,878     759,670
Federal funds purchased                          -     225,500
Treasury, Tax and Loan note                  2,567       4,149
Other borrowings                             5,569      22,587
                                        -------------------------
   Total borrowings                       $358,861   $2,383,666
                                        =========================

Maturity distribution of borrowings at December 31, 2000 (in thousands):

                 2001                     $344,503
                 2002                          104
                 2004                          230
                 2009                        8,969
                 2010 and after              5,055
                                         ------------
                              Total       $358,861
                                         ============

Information concerning securities sold
under agreements to repurchase and
FHLB advances is summarized as follows
(in thousands):                               2000         1999
------------------------------------------------------------------
Average daily balance during the year   $1,463,467   $1,588,007
Average interest rate during the year         6.01%        5.18%
Maximum month-end balance during the
   year                                 $2,463,527   $2,169,579


Investment securities underlying the repurchase agreements at December 31 (in thousands):
                                             2000         1999
---------------------------------------- ----------- -----------
Carrying value                             $209,947    $983,012
Estimated fair value                       $206,594    $986,507

(13) SUBORDINATED DEBT

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

Proceeds of the above issuances were used for general corporate purposes including providing Tier I capital to Hudson United. The debt has been structured to comply with the Federal Reserve Bank rules regarding debt qualifying as Tier 2 capital at the Company.

(14) CAPITAL TRUST SECURITIES

On January 31, 1997, the Company placed $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital securities are redeemable by the company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

On February 5, 1997, the Company placed $25.0 million in aggregate liquidation amount of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $25.3 million principal amount of 9.25% Junior Subordinated Debentures due 2027 of the Company. The 9.25% Trust preferred securities are redeemable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise.

On June 19, 1998, the Company placed $50.0 million in aggregate liquidation amount of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 7.65% Junior Subordinated Debentures due 2028 of the Company. The 7.65% Capital securities are redeemable by the company on or after June 15, 2008 or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

The three issues of capital securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation and are guaranteed by the Company. The net proceeds of the offerings are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. Except for a minimal amount, the securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

(15) STOCKHOLDERS' EQUITY

On December 1, 2000, the Company paid a 10% stock dividend to stockholders of record on November 20, 2000. On December 1, 1999, the Company paid a 3% stock dividend to stockholders of record on November 26, 1999. On September 1, 1998, the Company paid a 3% stock dividend to stockholders of record on August 14, 1998. As a result, all share data has been retroactively restated.

In December 1996, as part of the Westport Bancorp, Inc. (Westport) acquisition, the Company converted all outstanding preferred shares of Westport into a new class of preferred stock. Holders of the preferred stock were entitled to dividends when and if declared by the Company's Board of Directors. Each share of the preferred stock was convertible at any time at the option of the holder thereof into 33.217 shares of common stock. All the preferred shares have been converted into common stock.

In July 1996, as part of the Lafayette American Bank (Lafayette) acquisition, the Company converted all outstanding Lafayette warrants into Hudson United Bancorp warrants. Each Hudson United Bancorp warrant was exercisable at $6.85 for one share of Hudson United Bancorp common stock. The warrants were exercisable at the option of the holder, until February 1999, at which time the warrants expired. During 1999, all remaining warrants were exercised.

The Board of Directors adopted the 1995 Stock Option Plan, which provides for the issuance of up to 1,030,000 stock options to employees of the Company in addition to those previously granted. The option or grant price cannot be less than the fair market value of the common stock at the date of the grant. These options were granted under the existing plans of the acquired companies.

In connection with the PFC, MSB, DFC, IBS, and Jeff acquisitions, all of the outstanding PFC, MSB, DFC, IBS, and Jeff options were converted into options to purchase common stock of the Company. Transactions under the Company's plans are summarized as follows:

                                                       Option
                                     Number of       Price Per
                                      Shares           Share
----------------------------------------------------------------
Outstanding, December 31, 1998        3,334,118   $4.29-$30.79
                                   -----------------------------
   Granted                              367,762  $14.63-$31.00
   Exercised                         (1,478,666)  $6.25-$25.30
   Forfeited/Cancelled                  (64,186)  $4.29-$29.19
                                   -----------------------------
Outstanding, December 31, 1999        2,159,028   $4.29-$31.00
                                   -----------------------------
   Granted                              289,300   $9.38-$26.06
   Exercised                           (471,315)  $6.26-$29.62
   Forfeited/Cancelled                 (26,930)   $8.39-$27.55
                                   -----------------------------
Outstanding, December 31, 2000        1,950,083   $6.26-$29.62
                                   -----------------------------

As of December 31, 2000, 1,257,442 shares are exercisable. In connection with the BOS, CNB, and SJB acquisitions, the Company issued Hudson United Bancorp common shares to the holders of options to purchase BOS, CNB, and SJB common stock, the value of which was based on the value of the options on the date of acquisition.

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

                                   2000      1999      1998
---------------------------------------------------------------
Net income          As reported  $49,821   $69,338   $26,751
                    Pro forma     48,679    67,781    24,730

Basic earnings per
   share            As reported    $0.93     $1.21     $0.46
                    Pro forma       0.90      1.18      0.43

Diluted earnings
   per share        As reported    $0.92     $1.18     $0.44
                    Pro forma       0.90      1.15      0.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 2000 and 1999: dividend yield of 4.24% for 2000 and 2.87% to 3.05% for 1999;
risk-free interest rates of 4.66% to 4.91% in 2000 and 6.55% for 1999; volatility factors of the expected market price of the Company's common stock of approximately 46% to 56% in 2000 and 51% in 1999 and an expected life of 5 to 10 years in 2000, 7 years in 1999 and 7 to 10 years in 1998.

The Company has a restricted stock plan in which 583,495 shares of the Company's common stock may be granted to officers and key employees. 219,750, 68,055 and 84,495 shares of common stock were awarded which vest between two to ten years from the date of grant during 2000, 1999 and 1998, respectively. The value of shares issued that have not been vested are $5.8 million, $3.5 million, and $2.3 million for 2000, 1999 and 1998, respectively and they been recorded as a reduction of stockholders' equity. Amortization of restricted stock awards charged to expense amounted to $1.4 million, $0.7 million, and $0.3 million in 2000, 1999 and 1998, respectively.

Prior to termination of the merger agreement between Hudson United Bancorp and Dime Bancorp, Inc., the compensation committee adopted the Hudson United Bancorp and Subsidiaries Key Employee Retention Program. The program was designed to encourage designated key employees of Hudson United Bancorp and its subsidiaries (collectively, the "Company") to remain with the Company in connection with the then pending merger and subsequent transition in light of the uncertainty then surrounding the consummation of the merger. Eligible employees received awards under the program that totaled, in the aggregate, 186,000 shares of restricted stock and $90,000 in cash awards. Restricted stock and cash awards under the program become 100% vested ten years from the date of the award. Restricted and cash awards will also become fully and immediately vested if, within two years after the Hudson-Dime merger agreement, (1) the Company receives payment of $25 million or more in satisfaction of its rights under the terms of the September 16, 1999 Stock Option Agreement between Hudson and Dime; or (2) there occurs a change in control, as defined in the Restricted Stock Plan. If neither event described in the preceding sentence occurs within two years after the date of termination of the merger agreement, however, the restricted stock and cash awards will expire. The Stock Committee may, in its sole discretion, extend or modify this expiration provision for up to the balance of the ten year Restricted Period. The Compensation Committee retains the right to amend, modify, or terminate the program in its sole discretion, including the right to increase the $25 million minimum required payment to $50 million or more.

The Company maintained two Bank Recognition and Retention Plan and Trusts (BRP) in which shares of the Company's common stock may be granted to plan participants. These plans were originally established by MSB and IBS but the shares were fully vested and allocated in 1998. The expense recognized for the BRP and ESOP amounted to $9,953 for the year ended December 31, 1998.

In November 1993, the Company's Board of Directors authorized management to repurchase up to 10 percent of its outstanding common stock each year. The program may be discontinued or suspended at any time, and there is no assurance that the Company will purchase the full amount authorized. The acquired shares are to be held in treasury and to be used for stock option and other employee benefit plans, stock dividends, or in connection with the issuance of common stock in pending or future acquisitions. In June 2000, the Company's Board of Directors authorized the repurchase of up to 20% of the Company's outstanding shares. During 2000, the Company purchased 9.4 million treasury shares at an aggregate cost of $193.3 million. During 2000, 5.2 million shares were reissued for stock dividends, stock option and other employee benefit plans.

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
                                            Year Ended
                                            December 31,
                                 ---------- ----------- ----------
                                   2000        1999       1998
                                 ---------- ----------- ----------
Basic Earnings Per Share
Net income                        $ 49,821    $ 69,338   $ 26,751
Weighted average common shares
   outstanding                      53,845      57,465     58,718

Basic Earnings Per Share            $ 0.93      $ 1.21     $ 0.46
                                 ========== =========== ==========

Diluted Earnings Per Share
Net income                        $ 49,821    $ 69,338   $ 26,751
Weighted average common shares
   outstanding                      53,845      57,465     58,718
Effect of Dilutive Securities:
   Convertible Preferred Stock           -           -         23
   Warrants                              -           -         23
   Unearned MRP                          -           -          -
   Stock Options                       341       1,107      1,950
                                 ---------- ----------- ----------
                                    54,186      58,566     60,668

Diluted Earnings Per Share          $ 0.92      $ 1.18     $ 0.44
                                 ========== =========== ==========

(17) RESTRICTIONS ON BANK DIVIDENDS, LOANS OR ADVANCES

Certain restrictions exist regarding the ability of Hudson United to transfer funds to the Company in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. As of December 31, 2000, $525.9 million, subject to regulatory capital limitations, was available for distribution to the Company from Hudson United.

Under Federal Reserve regulations, Hudson United is limited as to the amounts it may loan to its affiliates, including the Company. All such loans are required to be collateralized by specific obligations.

(18) LEASES

Total rental expense for all leases amounted to approximately $10.8 million, $10.3 million and $12.7 million in 2000, 1999 and 1998, respectively. At December 31, 2000, the minimum total rental commitments under all noncancellable leases on bank premises with initial or remaining terms of more than one year were as follows (in thousands):

    2001                                            $ 9,446
    2002                                              7,845
    2003                                              6,800
    2004                                              5,875
    2005 and Thereafter                              18,294

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases of other properties.

(19) COMMITMENTS AND CONTINGENT LIABILITIES

The Company and its subsidiaries, from time to time, may be defendants in legal proceedings. In the fourth quarter of 2000, the Company established a $2 million reserve for potential legal settlements related to the Jeff and SJB acquisitions. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these legal proceedings will not have a material effect on the consolidated financial statements. In the normal course of business, the Company and its subsidiaries have various commitments and contingent liabilities such as commitments to extend credit, letters of credit and liability for assets held in trust which are not reflected in the accompanying financial statements. Loan commitments, commitments to extend lines of credit and standby letters of credit are made to customers in the ordinary course of business. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. The Company's maximum exposure to credit loss for loan commitments, primarily unused lines of credit, and standby letters of credit outstanding at December 31, 2000 was $904.5 million and $39.3 million, respectively. Commitments under commercial letters of credit used to facilitate customers trade transactions were $2.3 million at December 31, 2000.

(20) HUDSON UNITED BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION


(in thousands)                                                                                                 December 31,
BALANCE SHEETS                                                                                             2000           1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash                                                                                                     $     828      $  11,868
Federal Funds                                                                                                  159             --
Securities:
    Available for sale                                                                                      36,868         79,413
    Held to maturity                                                                                             -            800
Investment in subsidiaries                                                                                 587,922        653,553
Investments in bank's subordinated notes                                                                         -         23,000
Accounts receivable                                                                                            238         11,502
Premises and equipment, net                                                                                  8,247          7,945
Other assets                                                                                                 9,996         48,715
                                                                                                       -----------------------------
                                                                                          TOTAL ASSETS   $ 644,258      $ 836,796
                                                                                                       =============================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes payable-subsidiaries                                                                               $  24,911      $  62,194
Accrued taxes and other liabilities                                                                          2,574          7,136
                                                                                                       -----------------------------
                                                                                                         $  27,485      $  69,330

Subordinated Debt                                                                                          123,000        123,000
Company-obligated mandatorily redeemable preferred capital securities of three subsidiary trusts
   holding solely junior subordinated debentures of the Company                                            125,300        125,300
                                                                                                       -----------------------------
                                                                                     TOTAL LIABILITIES   $ 275,785      $ 317,630

Stockholders' equity                                                                                       368,473        519,166
                                                                                                       -----------------------------

                                                            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 644,258      $ 836,796
                                                                                                       =============================


(in thousands)                                                                                   Years Ended December 31,
                                                                                       ---------------------------------------------
STATEMENTS OF INCOME                                                                        2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Income:
   Cash dividends from bank subsidiaries                                                    $37,761        $53,052        $33,244
   Interest                                                                                   2,272          4,183          4,687
   Securities gains                                                                           3,533          1,849          3,698
   Rental income                                                                                927          1,142          1,166
   Other                                                                                      3,445          7,955         24,489
                                                                                       ---------------------------------------------
                                                                                            $47,938        $68,181        $67,284
Expenses:
General and administrative                                                                    3,960          6,608         30,836
Interest                                                                                     21,042         25,442         19,585
                                                                                       ---------------------------------------------
                                                                                            $25,002        $32,050        $50,421
                                                                                       ---------------------------------------------
Income before income taxes and equity in
   undistributed net income of subsidiaries                                                 $22,936        $36,131        $16,863
Income taxes                                                                                 (4,979)        (6,046)        (6,529)
                                                                                       ---------------------------------------------
                                                                                            $27,915        $42,177        $23,392
Equity in undistributed net income of subsidiaries                                           21,906         27,161          3,359
                                                                                       ---------------------------------------------
                                                                            NET INCOME      $49,821        $69,338        $26,751
                                                                                       =============================================



(in thousands)                                                                                   Years Ended December 31,
STATEMENTS OF CASH FLOWS                                                                    2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
   Net income                                                                              $  49,821     $  69,338      $  26,751
   Adjustments to reconcile net income to net cash provided by operating
     activities-Amortization and depreciation                                                    811           988            701
     Amortization of restricted stock                                                          1,388           673            275
     Securities gains                                                                         (3,533)       (1,849)        (3,698)
     Equity in undistributed net income                                                            -             -          1,071
     Decrease in investment in subsidiaries                                                   65,631        78,881         81,929
     IBSF fiscal year adjustment                                                                   -             -          1,539
     Decrease (increase) in accounts receivable                                               11,264         2,024         (4,305)
     Decrease (increase) in other assets                                                      38,719       (30,470)       (29,789)
     (Decrease) increase in notes payable                                                    (37,283)       59,745           (373)
     (Decrease) increase in accounts payable                                                    (147)      (15,458)        10,308
     (Decrease) increase in accrued taxes and other liabilities                               (4,414)       (2,239)         8,066
                                                                                       ---------------------------------------------
                                             NET CASH PROVIDED BY OPERATING ACTIVITIES     $ 122,257     $ 161,633      $  92,475
                                                                                       ---------------------------------------------
Investing activities:
   Proceeds from sale of securities                                                        $  46,078     $   9,232      $  13,961
   Proceeds from maturities of securities                                                        800        10,000          4,895
   Purchase of securities                                                                          -       (65,813)       (39,686)
   Investments in bank's subordinated notes                                                   23,000             -              -
   Capital expenditures                                                                       (1,113)       (1,422)        (1,985)
                                                                                       ---------------------------------------------

                                   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     $  68,765     $ (48,003)     $ (22,815)
                                                                                       ---------------------------------------------
Financing activities:
   Proceeds from issuance of common stock                                                  $   4,090     $  18,519      $  13,385
   Net proceeds from issuance of capital trust securities                                          -             -         48,737
   Net proceeds from issuance of subordinated debt                                                 -             -         (2,750)
   Dividends paid                                                                            (49,319)      (45,257)       (39,706)
   Purchase of treasury stock                                                               (193,271)     (121,367)       (70,138)
   Sale of treasury stock                                                                          -             -            175
   Termination of ESOP                                                                             -             -         10,220
   Other                                                                                      36,597         2,073           (341)
                                                                                       ---------------------------------------------
                                                 NET CASH USED IN FINANCING ACTIVITIES     $(201,903)    $(146,032)     $ (40,418)
                                                                                       ---------------------------------------------
                                      (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     $ (10,881)    $ (32,402)     $  29,242
                                        CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        11,868        44,270         15,028
                                                                                       ---------------------------------------------
                                              CASH AND CASH EQUIVALENTS AT END OF YEAR       $   987     $  11,868      $  44,270
                                                                                       =============================================



(21) SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following quarterly financial information for the two years ended December 31, 2000 and 1999 is unaudited. However, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected. Results of operations for the periods are not necessarily indicative of the results of the entire year or any other interim period.

                                                                                    Three Months Ended
(Dollars in thousands)                                         March 31(a)         June 30(a)  September 30 (a)       December 31
                                                                                                                           (b)(c)
                                                        ---------------------------------------------------------------------------
2000
Net interest income                                             $ 87,687          $  84,665          $ 75,814           $  71,560
Provision for possible loan losses                                 6,000              6,000             6,000               6,000
Income (loss) before income taxes                                 45,053           (15,766)            36,805              10,698
Net income (loss)                                                 29,873           (12,567)            24,457               8,040
Earnings (loss) per share-basic                                     0.53             (0.22)              0.46                0.16
Earnings (loss) per share-diluted                                   0.53             (0.22)              0.45                0.16

1999
Net interest income                                             $ 80,770          $  86,962          $ 87,925           $  87,409
Provision for possible loan losses                                 4,521              4,524             5,245              37,910
Income (loss) before income taxes                                 43,093             43,749            45,301            (23,866)
Net income (loss)                                                 28,751             28,989            29,149            (17,551)
Earnings (loss) per share-basic                                     0.49               0.50              0.51              (0.31)
Earnings (loss) per share-diluted                                   0.48               0.49              0.50              (0.31)


(a) Net income and related per share amounts for these periods in 2000 were significantly impacted by merger related and restructuring costs related to the proposed merger with the Dime.

(b) Net income and related per share amounts for this period in 1999 were significantly impacted by merger related and restructuing costs resulting from the 1999 acquisitions of SJB and Jeff (See Note 2).

(c) During the fourth quarter, the Company identified and recorded a liability in the amount of approximately $3.4 million, representing the present value of retirement benefits under a supplemental Employee Retirement Plan that was established for an executive of Jeff. The executive resigned in the second quarter of 2000.

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

Estimated fair values have been determined by the Company using the best available data and estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating rates, it is presumed that estimated fair values generally approximate their recorded book balances. The estimation methodologies used, the estimated fair values and recorded book balances of the Company's financial instruments at December 31, 2000 and 1999 were as follows:

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


                                                                              2000                                1999
                                                                 Estimated Fair   Recorded Book          Estimated      Recorded
                                                                      Value           Value             Fair Value     Book Value
---------------------------------------------------------------- ---------------- --------------- ---- -------------- -------------
Cash and cash equivalents                                              $ 295,539       $ 295,539          $  277,558   $   277,558
Investment securities available for sale                                 422,727         422,727           2,804,302     2,804,302
Investment securities held to maturity                                   513,410         520,192             541,240       562,224



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

                                                                              2000                                1999
                                                                 Estimated Fair   Recorded Book          Estimated      Recorded
                                                                      Value           Value             Fair Value     Book Value
---------------------------------------------------------------- ---------------- --------------- ---- -------------- -------------
Loans, net of allowance, and assets held for sale                     $5,293,567      $5,182,343          $5,444,824    $5,580,832


The fair value of demand deposits, savings deposits and certain money market accounts approximates their recorded book balances. The fair value of fixed maturity certificates of deposit was estimated using the present value of discounted cash flows based on rates currently offered for deposits of similar remaining maturities.

                                                                              2000                                1999
                                                                 Estimated Fair   Recorded Book          Estimated      Recorded
                                                                      Value           Value             Fair Value     Book Value
---------------------------------------------------------------- ---------------- --------------- ---- -------------- -------------
Deposits                                                              $5,508,970      $5,813,267          $6,318,508    $6,455,345


The fair value for accrued interest receivable and the cash surrender value of life insurance policies approximates their respective recorded book balance. The fair value of borrowed funds is estimated using the present value of discounted cash flows based on the rates currently offered for debt instruments of similar remaining maturities.


                                                                              2000                                1999
                                                                 Estimated Fair   Recorded Book          Estimated      Recorded
                                                                      Value           Value             Fair Value     Book Value
---------------------------------------------------------------- ---------------- --------------- ---- -------------- -------------
Accrued interest receivable                                             $ 55,283       $  55,283            $ 71,275      $ 71,275
Cash surrender value of life insurance                                    23,054          23,054              22,812        22,812
Borrowings                                                               358,054         358,861           2,336,403     2,383,666


The fair value of the subordinated debt and capital trust securities was determined by reference to quoted market prices.


                                                                              2000                                1999
                                                                 Estimated Fair   Recorded Book          Estimated      Recorded
                                                                      Value           Value             Fair Value     Book Value
---------------------------------------------------------------- ---------------- --------------- ---- -------------- -------------
Subordinated Debt                                                      $ 117,799       $ 123,000            $128,023      $132,000
Capital Trust Securities                                                 104,249         125,300             109,012       125,300


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

(23) REGULATORY MATTERS

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

The Company's and the Bank's actual capital amounts and ratios at December 31, 2000 and 1999 are presented in the following table (dollars in thousands):

                                                                                                       To Be Well Capitalized
                                                                                 For Capital           Under Prompt Corrective
                                                       Actual                 Adequacy Purposes           Action Provisions
                                             ---------------------------- -------------------------- ----------------------------
                                                   Amount         Ratio        Amount         Ratio         Amount         Ratio
                                             ------------- ------------- ------------- ------------- -------------- -------------
As of December 31, 2000:
  Total Capital to Risk Weighted Assets:
         Hudson United Bancorp                  $ 571,433        11.05%     $ 413,565         >8.0%      $ 516,956        >10.0%
         Hudson United Bank                       528,548        10.27%       411,818         >8.0%        514,773        >10.0%
  Tier I Capital to Risk Weighted Assets:
         Hudson United Bancorp                  $ 393,436         7.61%     $ 206,782         >4.0%      $ 310,174         >6.0%
         Hudson United Bank                       440,525         8.56%       205,909         >4.0%        308,864         >6.0%

  Tier I Capital to Average Assets:
         Hudson United Bancorp                  $ 393,436         5.96%     $ 264,031         >4.0%      $ 330,039         >5.0%
         Hudson United Bank                       440,525         6.62%       266,363         >4.0%        332,954         >5.0%


                                                                                                       To Be Well Capitalized
                                                                                 For Capital           Under Prompt Corrective
                                                       Actual                 Adequacy Purposes           Action Provisions
                                             ---------------------------- -------------------------- ----------------------------
                                                   Amount         Ratio        Amount         Ratio         Amount         Ratio
                                             ------------- ------------- ------------- ------------- -------------- -------------
As of December 31, 1999:
  Total Capital to Risk Weighted Assets:
         Hudson United Bancorp                  $ 739,846        12.00%     $ 493,019         >8.0%      $ 616,274        >10.0%
         Hudson United Bank                       625,687        10.30%       487,894         >8.0%        609,867        >10.0%
  Tier I Capital to Risk Weighted Assets:
         Hudson United Bancorp                  $ 535,730         8.70%     $ 246,509         >4.0%      $ 369,764         >6.0%
         Hudson United Bank                       522,362         8.60%       243,947         >4.0%        365,920         >6.0%

  Tier I Capital to Average Assets:
         Hudson United Bancorp                  $ 535,730         5.70%     $ 378,920         >4.0%      $ 473,650         >5.0%
         Hudson United Bank                       522,362         5.60%       375,835         >4.0%        469,794         >5.0%


                              Report of Independent
                               Public Accountants


To the Stockholders of Hudson United Bancorp:


We have audited the accompanying consolidated balance sheets of Hudson United Bancorp (a New Jersey corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson United Bancorp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP

Roseland, New Jersey
January 16, 2001

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------
         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

HUB's Proxy Statement for its 2001 Annual Meeting under the captions Proposal 1- "Election of Directors" and "Governance of the Corporation--Section 16(a) Beneficial Ownership Reporting Compliance" will contain the information required by Item 10 with respect to directors of HUB and certain information with respect to executive officers and that information is to be incorporated herein by reference. Certain additional information regarding executive officers of HUBCO, who are not also directors, appears under subsection (e) of Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

HUB's Proxy Statement for its 2001 Annual Meeting will contain, under the captions "Executive Compensation", "Governance of the Corporation--Compensation of Directors" and " Governance of the Corporation--Compensation Committee Interlocks and Insider Participation", the information required by Item 11 and that information is to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

HUB's Proxy Statement for its 2001 Annual Meeting under the caption "Stock Ownership of Management and Principal Shareholders", will contain the information required by Item 12 and that information is to be incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

HUB's Proxy Statement for its 2001 Annual meeting under the captions "Compensation Committee Interlocks and Insider Participation" and "Governance of the Corporation--Certain Transactions with Management", will contain the information required by Item 13 and that information is to be incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K
         ----------------------------------------------------

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

         (3)(B)      The By-Laws of HUBCO, Inc.

         (4a)        Indenture dated as of January 14, 1994, between HUBCO, Inc.
                     and  Summit   Bank  as  Trustee   for   $25,000,000   7.75%
                     Subordinated Debentures due 2004.

         (4b) Indenture dated as of September 13, 1996, between HUBCO, Inc. and Summit Bank as Trustee for $75,000,000 8.20% Subordinated Debentures due 2006. (Incorporated by reference from the Company's Current Report on Form 8-K dated September 18, 1996, Exhibit 99.2).

         (4c)        Indenture dated as of January 31, 1997, between HUBCO, Inc.
                     and The Bank of New York as Trustee for $50,000,000 8.98% Junior Subordinated Debentures due 2027. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1997, Exhibit (4(a)).

         (4d)        Indenture  dated as of June 19, 1998,  between HUBCO,  Inc.
                     and The Bank of New York as Trustee for $50,000,000 7.65% Junior Debentures due 2028. (Incorporated by reference from the Company's Current Report on Form 8-K dated June 26, 1998, Exhibit 4(a)).

         (10a) The Agreement and Plan of Merger between Hudson United Bancorp and Dime Bancorp, Inc. as amended and restated on December 27, 1999. (Incorporated by reference from the company's Amended Annual Report on Form 10K/A for the fiscal year ended December 31, 1999 filed on March 31, 2000, Exhibit 10(a)).

         (10b) The Stock Option Agreement between Dime Bancorp, Inc. and Hudson United Bancorp dated September 16, 1999. (Incorporated by reference from the Company's filing on Form 8-K dated September 24, 1999, Exhibit 99.2).

         (10c) The Termination, Option Cancellation and Settlement Agreement between Hudson United Bancorp and Dime Bancorp, Inc. dated April 28, 2000. (Incorporated by reference from the Company's filing on Form 8-K dated May 1, 2000, Exhibit 99.1).

         (10d) Change in Control, Severance and Employment Agreement with Susan Staudmyer dated August 16, 1999. (Incorporated by reference from the company's Amended Annual Report on Form 10K/A for the fiscal year ended December 31, 1999 filed on March 31, 2000, Exhibit 10(d)).

         (10e) The Agreement and Plan of Merger dated June 28, 1999, among Hudson United Bancorp, Hudson United Bank, JeffBanks, Inc., Jefferson Bank, and Jefferson Bank of New Jersey. (Incorporated by reference from the Company's filing on Form 8-K/A dated June 30, 1999, Exhibit 99.1).

         (10f) The Stock Option Agreement dated June 28, 1999, between Hudson United Bancorp and JeffBanks, Inc. (Incorporated by reference from the Company's filing on Form 8-KA dated June 30, 1999, Exhibit 99.2).

         (10g) The Agreement and Plan of Merger dated June 28, 1999, among Hudson United Bancorp, Hudson United Bank, Southern Jersey Bancorp of Delaware, Inc., and Farmers and Merchants National Bank. (Incorporated by reference from the Company's filing on Form 8-KA dated June 30, 1999, Exhibit 99.4).

         (10h) The Stock Option Agreement dated June 28, 1999, between Hudson United Bancorp and Southern Jersey Bancorp of Delaware, Inc. (Incorporated by reference from the Company's filing on Form 8-KA dated June 30, 1999, Exhibit 99.5).

         (10i) Change in Control, Severance and Employment Agreement with Thomas R. Nelson dated March 30, 1998. (Incorporated by reference from the company's Amended Annual Report on Form 10K/A for the fiscal year ended December 31, 1999 filed on March 31, 2000, Exhibit 10(o)).

         (10j) Change in Control, Severance and Employment Agreement with Kenneth T. Neilson dated January 1, 1997. (Incorporated by reference from the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 filed on April 3, 1997, Exhibit (10g)).

         (10k)       Change in Control,  Severance and Employment Agreement with
                     D. Lynn Van Borkulo-Nuzzo dated January 1, 1997. (Incorporated by reference from the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 filed April 3, 1997, Exhibit (10h)).

         (10l) Change in Control, Severance and Employment Agreement with John F. McIlwain dated January 1, 1997. (Incorporated by reference from the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 filed April 3, 1997, Exhibit (10I)).

         (10m) Change in Control, Severance and Employment Agreement with Thomas Shara dated January 1, 1997. (Incorporated by reference from the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 filed on March 31, 2000, Exhibit (10s)).

         (10n) HUBCO Supplemental Employees' Retirement Plan dated January 1, 1996. (Incorporated by reference from the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 filed April 3, 1997, Exhibit
                     (10k)).

         (10o)       HUBCO, Inc. Directors Deferred Compensation Plan.

         (10p) Resignation Agreement between Betsy Z. Cohen and Hudson United Bancorp dated July 14, 2000.

         (10q) Resignation Agreement between William Lamb and Hudson United Bancorp dated July 14, 2000.

         (10r) Change in Control, Severance and Employment Agreement with William R. Coda dated October 31, 2000.

         (10s) Change in Control, Severance and Employment Agreement with William A. Houlihan dated January 17, 2001.

         (10t) Clarification letter dated March 1, 2000 relating to the Change in Control, Severance and Employment Agreement with Thomas R. Nelson.

         (10u) Clarification letter dated March 1, 2000 relating to the Change in Control, Severance and Employment Agreement with John F. Mcllwain.

         (10v) Clarification letter dated March 1, 2000 relating to the Change in Control, Severance and Employment Agreement with
                     D. Lynn Van Borkulo-Nuzzo.

         (10w) Clarification letter dated March 1, 2000 relating to the Change in Control, Severance and Employment Agreement with Susan M. Staudmyer.

         (10x) Clarification letter dated March 1, 2000 relating to the Change in Control, Severance and Employment Agreement with Thomas J. Shara.

         (10y) Termination of Employment Agreement between Betsy Z. Cohen and Hudson United Bancorp dated March 31, 2000.

         (10z) Change in Control, Severance and Employment Agreement with James Mayo dated December 18, 2000.

         (23)        Consent of Arthur Andersen dated March 19, 2001.


(b)       Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Hudson United Bancorp

                                                  KENNETH T. NEILSON
                                             By: _______________________________
                                                 Kenneth T. Neilson
                                                 Chairman of the Board

Dated:  March 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                             Title                                Date
---------                                             -----                                ----
KENNETH T. NEILSON                                    Chairman of the Board               March 19, 2001
----------------------------------------              President, CEO, Director
Kenneth T. Neilson                                    Principal Executive Officer

ROBERT J. BURKE                                       Director                            March 19, 2001
----------------------------------------
Robert J. Burke

DONALD P. CALCAGNINI                                  Director                            March 19, 2001
----------------------------------------
Donald P. Calcagnini

JOAN DAVID                                            Director                            March 19, 2001
----------------------------------------
Joan David

NOEL DECORDOVA, JR.                                   Director                            March 19, 2001
----------------------------------------
Noel deCordova, Jr.

                                                      Director                            March 19, 2001
----------------------------------------
Thomas R. Farley, Esq.

                                                      Director                            March 19, 2001
----------------------------------------
Bryant D. Malcolm

W. PETER MCBRIDE                                      Director                            March 19, 2001
----------------------------------------
W. Peter McBride

CHARLES F. X. POGGI                                   Director                            March 19, 2001
----------------------------------------
Charles F. X. Poggi

DAVID A. ROSOW                                        Director                            March 19, 2001
----------------------------------------
David A. Rosow

JAMES E. SCHIERLOH                                    Director                            March 19, 2001
----------------------------------------
James E. Schierloh

SISTER GRACE FRANCES STRAUBER                         Director                            March 19, 2001
----------------------------------------
Sister Grace Frances Strauber

JOHN H. TATIGIAN, JR.                                 Director                            March 19, 2001
----------------------------------------
John H. Tatigian, Jr.

WILLIAM A. HOULIHAN                                   Executive Vice President            March 19, 2001
----------------------------------------              and Chief Financial Officer
William A. Houlihan