Form 10-K405/A
period 2000-12-31
HUDSON UNITED BANCORP
filed 2001-04-09
CIK 703559

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

The closing of the proposed merger was initially delayed, and the merger was eventually terminated in 2000, following the announcement by North Fork Bancorporation of a hostile, unsolicited acquisition bid for Dime. The initial delay and the eventual termination of the merger had a negative impact on the Company's growth and profitability.

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

The closing of the proposed merger was initially delayed, and the merger was eventually terminated in 2000, following the announcement by North Fork Bancorporation of a hostile, unsolicited acquisition bid for Dime. The initial delay and the eventual termination of the merger had a negative impact on the Company's growth and profitability.

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

                                HUDSON UNITED BANCORP

                                D. LYNN VAN BORKULO-NUZZO
                            By: _________________________
                                D. Lynn Van Borkulo-Nuzzo
                                Executive Vice President
                                  and Corporate Secretary

Dated:  April 9, 2001