Form 10-Q
period 2001-03-31
HUDSON UNITED BANCORP
filed 2001-05-11
CIK 703559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended March 31, 2001
                                   --------------

                                  OR


(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


       For the transition period from ________________ to ________________



                         Commission File Number 0-010699
                                                --------

                              HUDSON UNITED BANCORP
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEW JERSEY                                       22-2405746
-------------------------------                        ----------------------
(State of other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                       Identification Number)


             1000 MACARTHUR BLVD. MAHWAH, NJ                   07430
          -------------------------------------            -----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days    Yes   X    No
                                         ------    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each, of the issuer's classes of common stock, as of the last practicable date: 46,964,926 shares, no par value, outstanding as of May 9, 2001.

================================================================================

                              HUDSON UNITED BANCORP

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets
         At March 31, 2001 and December 31, 2000 .........................   2
         Consolidated Statements of Income
         For the three-months ended
         March 31, 2001 and 2000..........................................   3

         Consolidated Statements of Comprehensive Income
         For the three-months ended
         March  31, 2001 and 2000.........................................   4

         Consolidated Statements of Changes in Stockholders' Equity
         For the three-months ended
         March 31, 2001 and for the Year ended December 31, 2000..........   5

         Consolidated Statements of Cash Flows
         For the three-months ended
         March 31, 2001 and 2000..........................................   6

         Notes to Consolidated Financial Statements.......................  7-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................... 12-16

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................   17
         Signatures.......................................................   18



HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                                    March 31,     December 31,
(in thousands, except share data)                                                     2001            2000
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                           $   224,278      $   276,784
Federal funds sold and other                                                          147,497           18,755
                                                                                  -----------      -----------
                       TOTAL CASH AND CASH EQUIVALENTS                            $   371,775      $   295,539
Investment securities available for sale, at market value                           1,177,235          422,727
Investment securities held to maturity, at cost
  (market value of $513,410 for 2000)                                                    --            520,192
Loans:
     Residential mortgages                                                          1,054,368        1,433,697
     Commercial real estate mortgages                                                 883,110          920,397
     Commercial and financial                                                       1,849,009        1,891,171
     Consumer credit                                                                  831,572          873,336
     Credit card                                                                      212,762          158,922
                                                                                  -----------      -----------
                      TOTAL LOANS                                                 $ 4,830,821      $ 5,277,523
     Less: Allowance for possible loan losses                                         (90,007)         (95,180)
                                                                                  -----------      -----------
                      NET LOANS                                                   $ 4,740,814      $ 5,182,343
Premises and equipment, net                                                           123,019          124,821
Other real estate owned                                                                 8,062            4,318
Intangibles, net of amortization                                                       97,385          100,760
Other assets                                                                          151,541          166,526
                                                                                  -----------      -----------
                      TOTAL ASSETS                                                $ 6,669,831      $ 6,817,226
                                                                                  ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest bearing                                                          $ 1,066,784      $ 1,162,677
     Interest bearing                                                               4,727,790        4,650,590
                                                                                  -----------      -----------
                      TOTAL DEPOSITS                                              $ 5,794,574      $ 5,813,267
Borrowings                                                                            223,896          358,861
Other liabilities                                                                      32,158           28,325
Subordinated debt                                                                     123,000          123,000
Company-obligated mandatory redeemable
 preferred capital securities
 of three subsidiary trusts holding solely
 junior subordinated debentures
 of the Company                                                                       125,300          125,300
                                                                                  -----------      -----------
                      TOTAL LIABILITIES                                           $ 6,298,928      $ 6,448,753
Stockholders' Equity:
  Common stock, no par value; authorized
    103,000,000 shares; 52,171,701 shares
    issued and 47,343,954 shares outstanding in 2001 and
    52,171,701 shares issued and 47,964,579
    shares outstanding in 2000                                                         92,762           92,762
  Additional paid-in capital                                                          321,430          322,131
  Retained earnings                                                                    66,766           56,759
  Treasury stock, at cost, 4,827,747 shares in
    2001 and 4,207,122 shares in 2000                                                (106,179)         (92,293)
  Restricted stock                                                                     (4,715)          (5,759)
  Accumulated other comprehensive income (loss)                                           839           (5,127)
                                                                                  -----------      -----------
                      TOTAL STOCKHOLDERS' EQUITY                                  $   370,903      $   368,473
                                                                                  -----------      -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 6,669,831      $ 6,817,226
                                                                                  ===========      ===========

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                       Three  Months Ended
                                                           March 31,
                                                     ----------------------
(in thousands, except share data)                       2001           2000
--------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans                                                $ 105,158      $ 120,172
Investment securities                                   17,596         49,949
Other                                                      191            307
                                                     ---------      ---------
             TOTAL INTEREST AND FEE INCOME           $ 122,945      $ 170,428
                                                     ---------      ---------
INTEREST EXPENSE:
Deposits                                             $  43,440      $  43,745
Borrowings                                               3,855         33,673
Subordinated and other debt                              5,222          5,323
                                                     ---------      ---------
             TOTAL INTEREST EXPENSE                  $  52,517      $  82,741
                                                     ---------      ---------
             NET INTEREST INCOME                     $  70,428      $  87,687
PROVISION FOR POSSIBLE LOAN LOSSES                       6,000          6,000
                                                     ---------      ---------
             NET INTEREST INCOME AFTER PROVISION
               FOR POSSIBLE LOAN LOSSES              $  64,428      $  81,687
                                                     ---------      ---------
NONINTEREST INCOME:
Trust income                                         $     950      $     813
Retail service fees                                      8,922          6,710
Credit card fee income                                   4,208          5,696
Other income                                             7,488         10,496
Securities gains/(losses)                                  136            (50)
                                                     ---------      ---------
             TOTAL NONINTEREST  INCOME               $  21,704      $  23,665
                                                     ---------      ---------
NONINTEREST EXPENSE:
Salaries and benefits                                $  21,894      $  25,017
Occupancy expense                                        7,878          6,012
Equipment expense                                        4,669          5,048
Deposit and other insurance                                565            681
Outside services                                        10,457         10,197
Amortization of intangibles                              3,822          3,882
OREO expense                                                86             56
Other expense                                            5,272          9,406
                                                     ---------      ---------
             TOTAL NONINTEREST EXPENSE               $  54,643      $  60,299
                                                     ---------      ---------
             INCOME BEFORE INCOME TAXES              $  31,489      $  45,053
PROVISION FOR INCOME TAXES                               9,446         15,180
                                                     ---------      ---------
             NET INCOME                              $  22,043      $  29,873
                                                     =========      =========
EARNINGS PER SHARE:
Basic                                                $    0.46      $    0.53
Diluted                                              $    0.46      $    0.52
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                   47,787         56,790
Diluted                                                 48,108         57,148


See Notes to Consolidated Financial Statements



HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                                                Three Months Ended
                                                                     March 31,
                                                             ----------------------
(in thousands)                                                  2001         2000
------------------------------------------------------------------------------------
            NET  INCOME                                      $ 22,043      $ 29,873
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gains (losses) arising
  during period                                              $ 10,818      $ (1,988)
Unrealized holding loss from securities transferred from
  held to maturity to available for sale                       (4,069)         --
Less: reclassification adjustment for gains
  (losses) included in net income                                (783)           33
                                                             --------      --------
Other comprehensive income (loss)                            $  5,966      $ (1,955)
                                                             --------      --------
            COMPREHENSIVE INCOME                             $ 28,009      $ 27,918
                                                             ========      ========

                 See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except shares)


                                                                                                              Accumulated
                                         Common Stock       Additional                                           Other
                                   ----------------------    Paid-in-    Retained     Treasury   Restricted  Comprehensive
                                      Shares      Amount      Capital    Earnings      Stock        Stock    Income (Loss)   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999       52,189,803     $92,794   $ 326,673   $ 152,591    $ (8,438)   $ (3,549)    $ (40,905)  $ 519,166
------------------------------------------------------------------------------------------------------------------------------------
Net income                                 --          --          --      49,821          --          --            --      49,821
Cash dividends-common                      --          --          --     (49,319)         --          --            --     (49,319)
10% stock dividend                  5,217,177          --         771     (96,334)     95,563          --            --
Stock options exercised                    --          --      (4,336)         --       8,426                                 4,090
Cash in lieu of fractional shares          --          --        (172)         --          --          --            --        (172)
Other transactions                    (18,027)        (32)         67          --         (35)         --            --          --
Net issuance and purchase of       (9,424,374)         --          --          --    (193,271)         --            --    (193,271)
  treasury stock
Effect of compensation plans               --          --        (872)         --       5,462      (2,210)           --       2,380
Other comprehensive income                 --          --          --          --          --          --        35,778      35,778
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000       47,964,579     $92,762    $322,131     $56,759    $(92,293)    $(5,759)      $(5,127)   $368,473
------------------------------------------------------------------------------------------------------------------------------------
Net income                                 --          --          --      22,043          --          --            --      22,043
Cash dividends-common                      --          --          --     (12,036)         --          --            --    (12,036)
Stock options exercised                    --          --        (701)         --       1,691          --            --         990
Net issuance and purchase of         (620,625)         --          --          --     (14,981)         --            --    (14,981)
  treasurystock
Effect of compensation plans               --          --          --          --        (596)      1,044            --         448
Other comprehensive income -
effect of transfer of securities           --          --          --          --          --          --        (4,069)     (4,069)
Other comprehensive income                 --          --          --          --          --          --        10,035      10,035
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001          47,343,954    $ 92,762   $ 321,430    $ 66,766   $(106,179)   $ (4,715)        $ 839   $ 370,903
====================================================================================================================================


  See Notes to Consolidated Financial Statements



HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)                                                                     Three Months Ended
                                                                                       March 31,
                                                                               -------------------------
                                                                                 2001            2000
                                                                               ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                $  22,043      $  29,873
     Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for possible loan losses                                      6,000          6,000
           Provision for depreciation and amortization                             8,526         11,580
           Amortization of investment security premiums, net                          71            124
           Securities (gains) losses                                                (136)            50
           Gain on sales of premises and equipment                                  --             (733)
           Gain on sale of loans                                                    --           (1,358)
           Loans originated for sale                                                --          (22,318)
           Loans sold                                                               --            9,073
           Decrease in other assets                                               23,334          7,163
           Increase (decrease) in other liabilities                                4,105        (33,626)
                                                                               ---------      ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                      $  63,943      $   5,828
                                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of investment securities:
       Available for sale                                                      $  24,550      $  67,477
     Proceeds from repayments and maturities of investment securities:
       Available for sale                                                         68,236        211,511
       Held to maturity                                                             --           22,901
     Purchases of investment securities:
       Available for sale                                                         (6,341)          (426)
       Held to maturity                                                             --           (2,210)
     Net decrease in loans other than purchases and sales                        183,572         41,816
     Acquisition of credit card assets                                           (72,191)          --
     Proceeds from sales of loans                                                   --           12,902
     Proceeds from sales of premises and equipment                                  --            2,252
     Purchases of premises and equipment                                          (2,104)       (12,163)
     Increase in other real estate                                                (3,744)           (74)
                                                                               ---------      ---------
               NET CASH PROVIDED BY INVESTING ACTIVITIES                       $ 191,978      $ 343,986
                                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in deposits                                                  $ (18,693)     $(381,779)
     Net (decrease) increase in borrowed funds                                  (134,965)        46,861
     Proceeds from issuance of common stock                                          990          2,223
     Cash dividends                                                              (12,036)       (12,695)
     Acquisition of treasury stock                                               (14,981)       (17,094)
                                                                               ---------      ---------
               NET CASH USED FOR FINANCING ACTIVITIES                          $(179,685)     $(362,484)
                                                                               ---------      ---------
               INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS               $  76,236      $ (12,670)
               CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  295,539        277,558
                                                                               ---------      ---------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 371,775      $ 264,888
                                                                               =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
  Interest                                                                     $  53,607      $  93,010
Additional Disclosures:
    Residential mortgage securitization                                        $ 335,676           --
    Securities Transferred from Held to Maturity to Available for Sale         $ 520,192           --



See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements of Hudson United Bancorp and Subsidiaries ("Hudson United", "the Company") include the accounts of the parent company, Hudson United Bancorp, and its wholly-owned subsidiaries: Hudson United Bank, HUBCO Capital Trust I, HUBCO Capital Trust II, and JBI Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B -- EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of preferred stock (when outstanding) and the incremental number of shares issuable from the exercise of stock options, calculated using the treasury stock method. All per share amounts have been retroactively restated to reflect all stock splits and stock dividends, including the 10% stock dividend paid December 1, 2000.

A reconciliation of weighted average common shares outstanding to weighted average shares outstanding assuming dilution follows (in thousands, except per share data):

                                               Three Months Ended
                                                   March 31,
                                               ------------------
                                                 2001       2000
                                               -------     ------
Basic  Earnings Per Share
Net Income                                     $22,043     $29,873
Weighted average common shares outstanding      47,787      56,790
Basic earnings per share                       $  0.46     $  0.53
Diluted Earnings Per Share
Net Income                                     $22,043     $29,873
Weighted average common shares outstanding 47,787 56,790 Effect of dilutive securities:
  Stock options                                    321         358
                                               -------     -------
Weighted average common shares outstanding
  assuming dilution                             48,108      57,148
Diluted earnings per share                     $  0.46     $  0.52


NOTE C -- ACQUISITIONS


In March 2001 the Company entered into agreements to purchase $85 million in credit card assets from a subsidiary of Transamerica Finance Co. As of March 31, 2001, $72.2 million had been paid for $69.9 million of these assets with an associated premium of $2.3 million that will be amortized over five years.

At March 31, 2001, the Company had merger-related and restructuring reserves of $1.7 million remaining of the $22.0 million reserve established in the fourth quarter of 2000. During the first quarter of 2001, the Company paid $1.1 million for severance and related costs ("severance") and $3.6 million for the cost of consolidating operations ("consolidations") from this reserve. In addition, during the fourth quarter of 2000, the company paid $6.3 million for severance and $9.3 million for consolidations from this reserve. At March 31, 2001 and December 31, 2000, the Company had no other merger-related or restructuring reserves.

NOTE D - INVESTMENT SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale at the dates indicated:


                                                             March 31, 2001
                                     ---------------------------------------------------------

                                                           Gross Unrealized         Estimated
                                         Amortized   --------------------------       Market
                                          Cost         Gains        (Losses)          Value
                                     --------------- --------------------------     ----------
Available for Sale
U.S. Government                       $   31,843     $    111      $        (5)     $   31,949
U.S. Government agencies                  13,242          736             --            13,978
Mortgage-backed securities               920,502        8,576           (4,876)        924,202
States and political subdivisions         48,340          486               (4)         48,822
Other debt securities                     13,299           84               (1)         13,382
Equity securities                        148,847          195           (4,140)        144,902
                                      ----------     --------      -----------      ----------
                                      $1,176,073     $ 10,188      $    (9,026)     $1,177,235
                                      ==========     ========      ===========      ==========


The Company adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001. Consequently, the total held to maturity investment portfolio, at an amortized cost of $520,192, was transferred to the available for sale investment portfolio. At the time of transfer the market value of these securities was $513,410 and the unrealized loss on these securities was $6,782. The increase in investment securities at March 31, 2001 compared to December 31, 2000 was due to the securitization of $335 million of residential mortgages.


                                                   December 31, 2000
                                     ---------------------------------------------------
                                                      Gross Unrealized          Estimated
                                      Amortized    -----------------------       Market
                                        Cost        Gains        (Losses)        Value
                                     ----------    -----------------------     ---------
Available for Sale
U.S. Government                       $ 31,839     $    37      $     (48)     $ 31,828
U.S. Government agencies                 3,500        --             --           3,500
Mortgage-backed securities             241,356         320         (3,642)      238,034
States and political subdivisions        1,516          41           --           1,557
Other debt securities                    3,754        --             (193)        3,561
Equity securities                      149,016         279         (5,048)      144,247
                                      --------     -------      ---------      --------
                                      $430,981     $   677      $  (8,931)     $422,727
                                      ========     =======      =========      ========


                                                    December 31, 2000
                                     ---------------------------------------------------

                                                     Gross Unrealized          Estimated
                                      Amortized    ----------------------        Market
                                        Cost        Gains        (Losses)        Value
                                     ----------    ----------------------      ---------
Held to Maturity
U.S. Government                       $ 24,199     $  --        $     (69)     $ 24,130
U.S. Government agencies                38,229         488            (45)       38,672
Mortgage-backed securities             406,518         543         (7,845)      399,216
States and political subdivisions       51,246         187            (41)       51,392
                                      --------     -------      ---------      --------
                                      $520,192     $ 1,218      $  (8,000)     $513,410
                                      ========     =======      =========      ========


NOTE E -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF THREE SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

On January 31, 1997, the Company placed $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior

Subordinated Debentures due 2027 of Hudson United Bancorp. The 8.98% Capital securities are redeemable by the company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income tax is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

On February 5, 1997, the Company placed $25.0 million aggregate liquidation amount of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $25.3 million principal amount of 9.25% Junior Subordinated Deferrable Debentures due 2027 of the Company. The 9.25% Trust preferred securities are redeemable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

On June 19, 1998, the Company placed $50.0 million in aggregate liquidation amount of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset for the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 7.65% Junior Subordinated Debentures due 2028 of the Company. The 7.65% Capital securities are redeemable by the Company on or after June 15, 2008 or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

The three issues of capital securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation and are guaranteed by the Company. The net proceeds of the offerings are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. Except for a minimal amount, the securities qualify as Tier 1 capital under the capital guidelines of the Federal Reserve.

NOTE F -- ACCOUNTING STANDARDS

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


                                                                                Three-Months Ended
                                                                                  March 31, 2001
                                                                        -------------------------------------
                                                                        Before tax   Tax Benefit   Net of Tax
                                                                          amount      (Expense)      Amount
                                                                        ----------    ----------   ----------
 Unrealized security gains  arising during the period                   $ 17,525      $(6,707)     $ 10,818
 Unrealized security loss arising from securities transferred from
   held to maturity to available for sale                                 (6,782)       2,713        (4,069)
 Less: reclassification adjustment for gains realized in net income
                                                                          (1,327)         544          (783)
                                                                        --------      -------      --------
Net change during period                                                $  9,416      $(3,450)     $  5,966
                                                                        ========      =======      ========


                                                                                Three-Months Ended
                                                                                  March 31, 2000
                                                                        -------------------------------------
                                                                        Before tax   Tax Benefit   Net of Tax
                                                                         amount       (Expense)      Amount
                                                                        ----------    ----------   ----------
 Unrealized security losses arising during the period                    $(3,975)     $ 1,987      $(1,988)
 Less: reclassification adjustment for losses realized in net income          50          (17)          33
                                                                         -------      -------      -------
Net change during period                                                 $(3,925)     $ 1,970      $(1,955)
                                                                         =======      =======      =======

NOTE G -- RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishing standards for the accounting and reporting of derivatives. The Company adopted SFAS No. 133 effective January 1, 2001. With the exception of the aforementioned transfer of securities from held to maturity to available for sale, the adoption of this statement did not have a material effect on the Company's financial position or results of operations, as the Company was not involved in any hedging activities.

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

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document, both in the Management Discussion & Analysis and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward looking terminology as "expect", "look", "believe", "anticipate", "consider", "may", "will", or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, changes in interest rates, changes in economic conditions, deposit and loan growth, and loan loss provisions; changes in relationships with customers, failure to realize expected cost savings or revenue enhancements from changes in business models and acquisitions, and the effects of legal and regulatory provisions applicable to the Company and its competitors. Actual results may differ materially from the results discussed in these forward-looking statements. The Company assumes no obligation for updating any such forward-looking statements at any time.

RESULTS OF OPERATIONS

OVERVIEW

Hudson United Bancorp reported net income of $22.0 million or $0.46 per diluted share for the three months ended March 31, 2001. The Company had net income of $29.9 million or $0.52 per diluted share in the corresponding 2000 period. The per share amount for 2000 reflects the 10% stock dividend paid in December 2000. The decrease in earnings in the first quarter of 2001 compared to the first quarter of 2000 was due mainly to a decline in net interest income, partially offset by a decrease in noninterest expenses. The reduction in net interest income was primarily the result of the Company's decision in 2000 to implement a balance sheet restructuring strategy in conjunction with the authorized repurchase of up to 20% of the outstanding common stock. The decline in noninterest expense resulted largely from cost savings and efficiencies realized in merger consolidations. The Company's return on average assets was 1.35% and return on average equity was 23.93% for the first quarter of 2001. Return on average assets was 1.27% and return on average equity was 23.46% for the first quarter of 2000.

NET INTEREST INCOME

Net interest income was $70.4 million for the three-month period ended March 31, 2001 and $87.7 million for the three-month period ended March 31, 2000. The net interest margin was 4.76 % for the first quarter of 2001 and 4.05 % for the first quarter of 2000. The increase in net interest margin was primarily the result of the recently completed balance sheet restructuring that eliminated lower yielding interest-earning assets and higher-cost borrowings. Primarily as a result of the deleveraging, interest income and interest expense were both lower for the first quarter of 2001 compared to the same 2000 period.

NONINTEREST INCOME

Total noninterest income was $21.6 million for the three-month period ended March 31, 2001 and $23.7 million for the three- month period ended March 31, 2000. The decline was primarily due to lower credit card fee income, partially offset by increases in retail service fees and trust income. The lower credit card revenue reflected lower average receivables during the quarter on the portion of the credit card business attributable to "collecting out" discontinued cards. Retail service fees increased 33% and trust income increased 17% from the first quarter of 2000. Noninterest income as a percent of total revenue was 23% for the first quarter of 2001 as compared to 21% for the first quarter of 2000.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 2001 was $54.6 million compared to $60.3 million in the first quarter of 2000. The decline in noninterest expenses was due primarily to cost savings and efficiencies that resulted from consolidating the 1999 acquisitions. The efficiency ratio was 54.5% for the 2001 first quarter compared to 50.1% for the 2000 first quarter.

PROVISION FOR POSSIBLE LOAN LOSSES AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $6.0 million for the three-month periods ended March 31, 2001 and 2000. The Allowance for Possible Loan Losses ("the Allowance") was $90.0 million at March 31, 2001 and $95.2 million at December 31, 2000. The Allowance at March 31, 2001, represented 170 % of nonperforming loans and 1.86 % of total loans. The Allowance at year-end 2000 represented 164 % of nonperforming loans and 1.80 % of total loans.

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

     o    actual losses

     o    peer comparisons with other financial institutions

     o economic data associated with the real estate market in the Company's area of operations

     o opportunities to dispose of marginally performing loans for cash consideration

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at March 31, 2001.

In March 2001 the Company purchased $72.2 million in credit card assets from a subsidiary of Transamerica Finance Co. The acquired reserve associated with this portfolio was $2.4 million.

At March 31, 2001, non-performing loans totaled $53.0 million, a decrease of $4.9 million, when compared to $57.9 million at December 31, 2000. Non-performing assets were $ 61.1 million and $62.2 million at March 31, 2001 and December 31, 2000, respectively. The decrease in non-performing loans from year-end was partially offset by an increase in other real estate owned of $3.8 million. The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:

                                                   ASSET QUALITY SCHEDULE
                                                  ------------------------
                                                   March 31,   December 31,
                                                     2001         2000
                                                  ----------   -----------
                                                    (Dollars in Thousands)
Nonaccrual Loans:
   Commercial                                        $27,469      $18,313
   Real Estate                                        24,521       38,793
   Consumer                                            1,012          792
                                                     -------      -------
     Total Nonperforming Loans                       $53,002      $57,898
Other Real Estate Owned                                8,062        4,318
                                                     -------      -------
      Total Nonperforming Assets                     $61,064      $62,216
                                                     =======      =======
Nonaccrual Loans  to Total Loans                        1.10%        1.10%
Nonperforming Assets to Total Assets                    0.92%        0.91%
Allowance for Loan Losses to Nonperforming Loans         170%         164%

The following table shows the loans past due 90 days or more and still accruing, along with applicable asset quality ratios (in thousands).

                                                  3/31/01      12/31/00
                                                 --------      --------
Loans Past Due 90 Days or More and Accruing
      Commercial                                 $ 10,046      $  4,293
      Real Estate                                   9,114        13,080
      Consumer                                      3,820         4,034
      Credit card                                   8,336         8,371
                                                 -----------------------
          Total Past Due Loans                   $ 31,316      $  29,778
                                                 =======================
As a percent of Total Loans                          0.65%          0.56%
As a percent of Total Assets                         0.47%          0.44%

The following table presents the activity in the allowance for possible loan losses for the periods indicated:


                                                  Summary of Activity in the Allowance
                                                      Broken Down by Loan Category
                                                  ------------------------------------
                                                  Three Months Ended   Year Ended
                                                        3/31/01         12/31/00
                                                  ------------------------------------
                                                            (Dollars in thousands)
Amount of Loans Outstanding at Period End            $ 4,830,821       $ 5,277,523
                                                     ===========       ===========
Daily Average Amount of Loans Outstanding            $ 5,060,840       $ 5,470,763
                                                     ===========       ===========
Allowance for Loan Losses

Balance at beginning of the period                   $    95,180       $    98,749
Loans charged off:
     Real estate mortgages                                  (769)           (2,847)
     Commercial                                           (7,309)           (8,778)
     Consumer                                             (7,767)          (23,781)
                                                     -----------       -----------
          Total loans charged off                    $   (15,845)      $   (35,406)
                                                     -----------       -----------
Recoveries:
     Real estate mortgages                                   283               772
     Commercial                                              565             1,822
     Consumer                                              1,379             5,243
                                                     -----------       -----------
          Total recoveries                           $     2,227       $     7,837
                                                     -----------       -----------

Net loans charged off *                              $   (13,618)      $   (27,569)

Provision for possible loan losses                         6,000            24,000
Acquired reserves                                          2,445              --
                                                     -----------       -----------
Balance at end of period                             $    90,007       $    95,180
                                                     ===========       ===========
Allowance for Loan Losses to Total Loans                    1.86%             1.80%
                                                     ===========       ===========
Annualized provision for possible loan losses as a
   percentage of average loans outstanding                   .47%              .44%
                                                     ===========       ===========
Annualized net loans charged off during period to
   average loans outstanding                                1.08%             0.50%
                                                     ===========       ===========

* In 1999, a special allowance for loan losses related to the Jeff Banks, Inc. and Southern Jersey Bancorp acquisitions was established. Charge-offs pertaining to this special allowance and not covered by the current period loan loss provision amounted to $7.6 million in 2001 and $3.6 million in 2000. The table below outlines details regarding the special allowance at March 31, 2001 (in thousands).

Special allowance established December 31, 2000                         $25,000
Related charge-offs not covered by current loan loss provision:
First quarter 2000                                                          600
Second quarter 2000                                                           0
Third quarter 2000                                                        1,500
Fourth quarter 2000                                                       1,500
First quarter 2001                                                        7,600
                                                                        -------
Special allowance at March 31, 2001                                     $13,800
                                                                        =======

FINANCIAL CONDITION

The Company's total assets at March 31, 2001 were $6.7 billion compared to $6.8 billion at year-end 2000. Total loans were $4.8 billion at March 31, 2001 and $5.3 billion at December 31, 2000. Most of the decline in total loans occurred in residential mortgage loans, which decreased by $379 million to $1.0 billion at March 31, 2001. The decrease resulted from the securitization of $335 million of residential mortgages, which are now recorded on the balance sheet in investment securities available for sale, as well as $44 million of principal repayments. All other loan categories, which totaled $3.8 billion at March 31, 2001, declined by a total of $68 million in the quarter.

Deposits were unchanged at $5.8 billion for both March 31, 2001 and December 31, 2000. At March 31, 2001, borrowings amounted to $224 million, a decline from $359 million at December 31, 2000. Total stockholders' equity was $370.9 million at March 31, 2001 and $368.5 million at December 31, 2000. The change in stockholders' equity resulted primarily from $22.0 million of net income and a $6.0 million change in accumulated other comprehensive income, partially offset by payment of cash dividends of $12.0 million and stock repurchases of $15.0 million.

The Company is not aware of any current recommendations by the regulatory authorities that would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at March 31, 2001 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

                                 Ratios at           Minimum Regulatory
                               March 31, 2001   Guidelines for Well-Captalized
                               --------------   ------------------------------
Total Risk-Based Capital          11.08%                   10.0%
Tier 1 Risk-Based Capital          7.71%                    6.0%
Tier 1 Leverage Ratio              6.03%                    4.0%

PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K  - NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Hudson United Bancorp



May 11, 2001               /s/ KENNETH T. NEILSON
------------------------   --------------------
Date                       Kenneth T. Neilson
                           Chairman, President and Chief Executive Officer



May 11, 2001               /s/ WILLIAM A. HOULIHAN
------------------------   ---------------------
Date                       William  A. Houlihan
                           Executive Vice President and Chief Financial Officer