Form 10-Q
period 2001-06-30
HUDSON UNITED BANCORP
filed 2001-08-13
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to________________

                         Commission File Number 0-010699

                              HUDSON UNITED BANCORP
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                   22-2405746
-------------------------------          ---------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

   1000 MacArthur Blvd, Mahwah, NJ                       07430
--------------------------------------                 ---------
(Address of principal executive office)                (Zip Code)

                                 (201) 236-2600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ---------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes  X   No
                                      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each, of the issuer's classes of common stock, as of the last practicable date: 46,482,760 shares, no par value, outstanding as of August 7, 2001.

                              HUDSON UNITED BANCORP

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets
         At June 30, 2001 and December 31, 2000 ........................   2

         Consolidated Statements of Income
         For the three-months ended
         June 30, 2001 and 2000.........................................   3

         Consolidated Statements of Income
         For the six-months ended
         June 30, 2001 and 2000.........................................   4

         Consolidated Statements of Comprehensive Income
         For the three-months and six-months ended
         June 30, 2001 and 2000.........................................   5

         Consolidated Statements of Changes in Stockholders' Equity
         For the six-months ended
         June 30, 2001 and for the Year ended December 31, 2000.........   6

         Consolidated Statements of Cash Flows
         For the six-months ended
         June 30, 2001 and 2000.........................................   7

         Notes to Consolidated Financial Statements.....................   8-14

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................   15-20


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............   21
Item 6.  Exhibits and Reports on Form 8-K...............................   21
         Signatures.....................................................   22

HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                                        June 30,      December 31,
(in thousands, except share data)                                                         2001           2000
------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                               $   228,204    $   276,784
Federal funds sold and other                                                              246,579         18,755
                                                                                      -----------    -----------
                                                    TOTAL CASH AND CASH EQUIVALENTS   $   474,783    $   295,539
Investment securities available for sale, at market value                               1,077,557        422,727
Investment securities held to maturity, at cost (market value of $513,410 for 2000)          --          520,192

Loans and leases:
     Commercial and financial                                                           1,819,234      1,891,171
     Commercial real estate mortgages                                                     829,845        920,397
     Consumer                                                                             886,562        873,336
     Credit card                                                                          246,435        158,922
                                                                                      -----------    -----------
         Sub-total                                                                    $ 3,782,076    $ 3,843,826
     Residential mortgages                                                                994,530      1,433,697
                                                                                      -----------    -----------
                                                              TOTAL LOANS AND LEASES  $ 4,776,606    $ 5,277,523
      Less Allowance for possible loan and lease losses                                   (81,589)       (95,180)
                                                                                      -----------    -----------
                                                                NET LOANS AND LEASES  $ 4,695,017    $ 5,182,343
Premises and equipment, net                                                               120,614        124,821
Other real estate owned                                                                     6,611          4,318
Intangibles, net of amortization                                                           93,735        100,760
Other assets                                                                              266,472        166,526
                                                                                      -----------    -----------
                                                                        TOTAL ASSETS  $ 6,734,789    $ 6,817,226
                                                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Noninterest bearing                                                               $ 1,138,422    $ 1,162,677
    Interest bearing                                                                    4,761,255      4,650,590
                                                                                      -----------    -----------
                                                                      TOTAL DEPOSITS  $ 5,899,677    $ 5,813,267
Borrowings                                                                                186,016        358,861
Other liabilities                                                                          35,304         28,325

Subordinated debt                                                                         123,000        123,000
Company-obligated mandatory redeemable preferred capital securities of three subsidiary trusts holding solely junior subordinated debentures
of the Company                                                                            125,300        125,300
                                                                                      -----------    -----------
                                                                   TOTAL LIABILITIES  $ 6,369,297    $ 6,448,753
Stockholders' Equity:
  Common stock, no par value; authorized 103,000,000 shares;                               92,762         92,762
  52,171,701 shares issued and 46,736,918 shares outstanding in 2001 and
  52,171,701 shares issued and 47,964,579 shares outstanding in 2000
  Additional paid-in capital                                                              320,850        322,131
  Retained earnings                                                                        78,304         56,759
  Treasury stock, at cost, 5,434,783 shares in 2001 and 4,207,122 shares in 2000         (120,711)       (92,293)
  Restricted stock                                                                         (4,109)        (5,759)
  Accumulated other comprehensive loss                                                     (1,604)        (5,127)
                                                                                      -----------    -----------
                                                          TOTAL STOCKHOLDERS' EQUITY  $   365,492    $   368,473
                                                                                      -----------    -----------
                                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 6,734,789    $ 6,817,226
                                                                                      ===========    ===========

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP
-------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                    Three Months Ended
                                                                          June 30,
                                                                    -------------------
(in thousands, except share data)                                   2001           2000
-------------------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans and leases                                                 $ 100,587       $ 121,098
Investment securities                                               17,009          48,351
Other                                                                2,301             104
                                                                 ---------       ---------
                             TOTAL INTEREST AND FEE INCOME       $ 119,897       $ 169,553
                                                                 ---------       ---------
INTEREST EXPENSE:
Deposits                                                         $  40,972       $  40,582
Borrowings                                                           1,747          38,986
Subordinated and other debt                                          5,218           5,320
                                                                 ---------       ---------
                                    TOTAL INTEREST EXPENSE       $  47,937       $  84,888
                                                                 ---------       ---------
                                       NET INTEREST INCOME       $  71,960       $  84,665
              PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES           6,000           6,000
                                                                 ---------       ---------
                       NET INTEREST INCOME AFTER PROVISION       $  65,960       $  78,665
                                                                 ---------       ---------
NONINTEREST INCOME:
Retail service fees                                              $   8,694       $   7,159
Credit card fee income                                               5,848           5,565
Trust Income                                                           864             955
Other income                                                         7,510           6,436
Securities gains/(losses)                                              281         (60,812)
                                                                 ---------       ---------
                           TOTAL NONINTEREST  INCOME (LOSS)      $  23,197       $ (40,697)
                                                                 ---------       ---------
NONINTEREST EXPENSE:
Salaries and benefits                                            $  19,752       $  21,688
Occupancy expense                                                    6,598           6,358
Equipment expense                                                    4,775           5,548
Deposit and other insurance                                            643             646
Outside services                                                    13,980          10,022
Amortization of intangibles                                          3,651           3,884
Other                                                                6,964           5,588
                                                                 ---------       ---------
                                 TOTAL NONINTEREST EXPENSE       $  56,363       $  53,734
                                                                 ---------       ---------
                         INCOME (LOSS) BEFORE INCOME TAXES       $  32,794       $ (15,766)
                      PROVISION (BENEFIT) FOR INCOME TAXES           9,510          (3,199)
                                                                 ---------       ---------
                                          NET INCOME (LOSS)      $  23,284       $ (12,567)
                                                                 =========       =========
NET INCOME (LOSS) PER COMMON SHARE
Basic                                                            $    0.50       $   (0.22)
Diluted                                                          $    0.49       $   (0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                               46,968          56,026
Diluted                                                             47,304          56,026

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP
-------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                                     Six Months Ended
                                                                          June 30,
                                                                    -------------------
(in thousands, except share data)                                   2001           2000
-------------------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans and leases                                                 $ 205,745       $ 241,270
Investment securities                                               34,605          98,300
Other                                                                2,492             411
                                                                 ---------       ---------
                             TOTAL INTEREST AND FEE INCOME       $ 242,842       $ 339,981
                                                                 ---------       ---------
INTEREST EXPENSE:
Deposits                                                         $  84,412       $  84,327
Borrowings                                                           5,602          72,659
Subordinated and other debt                                         10,440          10,643

                                                                 ---------       ---------
                                    TOTAL INTEREST EXPENSE       $ 100,454       $ 167,629
                                                                 ---------       ---------
                                       NET INTEREST INCOME       $ 142,388       $ 172,352
              PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES          12,000          12,000
                                                                 ---------       ---------
                       NET INTEREST INCOME AFTER PROVISION       $ 130,388       $ 160,352
                                                                 ---------       ---------
NONINTEREST INCOME:
Retail service fees                                              $  17,616       $  13,869
Credit card fee income                                              10,056          11,261
Trust Income                                                         1,814           1,768
Other income                                                        14,998          16,931
Securities gains/(losses)                                              417         (60,861)
                                                                 ---------       ---------
                           TOTAL NONINTEREST  INCOME (LOSS)      $  44,901       $ (17,032)
                                                                 ---------       ---------
NONINTEREST EXPENSE:
Salaries and benefits                                            $  41,646       $  46,705
Occupancy expense                                                   14,476          12,370
Equipment expense                                                    9,444          10,596
Deposit and other insurance                                          1,208           1,327
Outside services                                                    24,437          20,219
Amortization of intangibles                                          7,473           7,766
Other                                                               12,322          15,050
                                                                 ---------       ---------
                                 TOTAL NONINTEREST EXPENSE       $ 111,006       $ 114,033
                                                                 ---------       ---------
                                INCOME BEFORE INCOME TAXES       $  64,283       $  29,287
                                PROVISION FOR INCOME TAXES          18,956          11,981
                                                                 ---------       ---------
                                                NET INCOME       $  45,327       $  17,306
                                                                 =========       =========
NET INCOME PER COMMON SHARE
Basic                                                            $    0.96       $    0.31
Diluted                                                          $    0.95       $    0.30

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                               47,368          56,408
Diluted                                                             47,676          56,769

 See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                                                    Three Months Ended
                                                                          June 30,
                                                                    -------------------
(in thousands)                                                      2001           2000
------------------------------------------------------------------------------------------
                                         NET  INCOME (LOSS)      $ 23,284        $(12,567)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities losses arising during period                 (3,756)         (7,692)
Change in valuation of derivative contracts                           207            --
Less: reclassification for losses included in net income            1,106          42,522
                                                                 --------        --------
Other comprehensive income (loss)                                $ (2,443)       $ 34,830

                                                                 --------        --------
                                      COMPREHENSIVE INCOME       $ 20,841        $ 22,263
                                                                 ========        ========

                                                                     Six Months Ended
                                                                          June 30,
                                                                    -------------------
(in thousands)                                                      2001           2000
-------------------------------------------------------------------------------------------
                                                NET INCOME       $ 45,327        $ 17,306

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities gains (losses) arising during period       $  7,062        $ (9,680)

Unrealized holding loss from securities transferred
    from held to maturity to available for sale                    (4,069)           --

Change in valuation of derivative contracts                           207
Less: reclassification for losses included in net income              323          42,555
                                                                 --------        --------
Other comprehensive income                                       $  3,523        $ 32,875
                                                                 --------        --------
                                      COMPREHENSIVE INCOME       $ 48,850        $ 50,181
                                                                 ========        ========

 See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except shares)

                                                                                                            Accumulated
                                         Common Stock      Additional                                          Other
                                    --------------------    Paid-in-   Retained     Treasury   Restricted  Comprehensive
                                      Shares     Amount     Capital    Earnings       Stock       Stock    Income (Loss)    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999        52,189,803   $92,794   $326,673    $152,591   $  (8,438)    $(3,549)     $(40,905)    $519,166
-----------------------------------------------------------------------------------------------------------------------------------
Net income                               --         --         --        49,821        --          --            --         49,821
Cash dividends - common                  --         --         --       (49,319)       --          --            --        (49,319)
10% stock dividend                  5,217,177       --          771     (96,334)     95,563        --            --           --
Stock options exercised                  --         --       (4,336)       --         8,426                                  4,090
Cash in lieu of fractional shares        --         --         (172)       --          --          --            --           (172)
Other transactions                    (18,027)       (32)        67        --           (35)       --            --           --
Net issuance and purchase of
  treasury stock                   (9,424,374)      --         --          --      (193,271)       --            --       (193,271)
Effect of compensation plans             --         --         (872)       --         5,462      (2,210)         --          2,380
Other comprehensive income               --         --         --          --          --          --          35,778       35,778
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000       47,964,579    $92,762   $322,131     $56,759   $ (92,293)    $(5,759)     $ (5,127)    $368,473
-----------------------------------------------------------------------------------------------------------------------------------

Net income                               --         --         --        45,327        --          --            --         45,327
Cash dividends-common                    --         --         --       (23,782)       --          --            --        (23,782)
Stock options exercised                  --         --       (1,281)       --         3,046        --            --          1,765
Net issuance and purchase of
  treasury stock                   (1,227,661)      --         --          --       (30,145)       --            --        (30,145)
Effect of compensation plans             --         --         --          --        (1,319)      1,650          --            331
Other comprehensive income - effect
  of transfer of securities              --         --         --          --          --          --          (4,069)      (4,069)
Other comprehensive income               --         --         --          --          --          --           7,592        7,592
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001           46,736,918    $92,762   $320,850    $ 78,304   $(120,711)    $(4,109)     $ (1,604)    $365,492
===================================================================================================================================

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP
-----------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)                                                              Six Months Ended
                                                                                 June 30,
                                                                         ----------------------
                                                                            2001         2000
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $  45,327    $  17,306
  Adjustments to reconcile net income to net
    cash provided (used in) by operating activities:
      Provision for possible loan and lease losses                          12,000       12,000
      Provision for depreciation and amortization                           15,652       16,095
      Amortization of investment security premiums, net                         80          248
      Securities (gains) losses                                               (417)      60,861
      Gain on sales of premises and equipment                                  (66)         (63)
      Gain on sale of loans                                                   --         (1,398)
      Loans originated for sale                                               --        (22,487)
      Loans sold                                                              --          9,073
      (Increase) decrease in other assets                                  (91,277)       2,216
      Increase (decrease) in other liabilities                               6,979      (49,778)
                                                                         ---------    ---------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               $ (11,722)   $  44,073
                                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities:
    Available for sale                                                   $ 295,645    $ 113,559
     Proceeds from repayments and maturities of investment securities:
       Available for sale                                                  165,631      288,404
       Held to maturity                                                       --         43,155
     Purchases of investment securities:                                                   --
       Available for sale                                                 (601,557)        (972)
       Held to maturity                                                       --        (21,962)
     Net decrease in loans other than purchases and sales                  243,720      136,584
     Decrease in loans due to securitization                               335,676         --
     Acquisition of credit card assets                                    (104,070)        --
     Proceeds from sales of loans                                             --         26,227
     Proceeds from sales of premises and equipment                           1,000        9,148
     Purchases of premises and equipment                                    (4,189)     (18,303)
     (Increase) decrease  in other real estate                              (2,293)          45
                                                                         ---------    ---------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                         $ 329,563    $ 575,885
                                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                 $  86,410    $(614,138)
     Net (decrease) increase in borrowed funds                            (172,845)     102,824
     Proceeds from issuance of common stock                              1,765 990        3,203
     Cash dividends                                                        (23,782)     (25,259)
     Acquisition of treasury stock                                         (30,145)     (44,045)
                                                                         ---------    ---------
       NET CASH USED FOR FINANCING ACTIVITIES                            $(138,597)   $(577,415)
                                                                         ---------    ---------
       INCREASE IN CASH AND CASH EQUIVALENTS                             $ 179,244    $  42,543
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    295,539      277,558
                                                                         ---------    ---------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 474,783    $ 320,101
                                                                         =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
  Interest                                                               $  99,554    $ 180,833
Additional Disclosures:
  Residential mortgage securitization                                      335,676         --
  Securities Transferred from Held to Maturity to Available for Sale       520,192         --

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
             (in thousands, except share data)

NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements of Hudson United Bancorp and Subsidiaries ("Hudson United", or "the Company") include the accounts of the parent company, Hudson United Bancorp, and its wholly-owned subsidiaries: Hudson United Bank, HUBCO Capital Trust I, HUBCO Capital Trust II, and JBI Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

A reconciliation of weighted average common shares outstanding to weighted average shares outstanding assuming dilution follows
(in thousands, except per share data):

                                                                Three Months Ended
                                                                      June 30,
                                                               --------------------
                                                                 2001       2000
-----------------------------------------------------------------------------------
Basic  Earnings (Loss) Per Share

Net Income (Loss)                                              $ 23,284   $(12,567)
Weighted average common shares outstanding                       46,968     56,026
Basic earnings (loss) per share                                $   0.50   $  (0.22)
Diluted Earnings (Loss) Per Share
Net Income (Loss)                                              $ 23,284   $(12,567)
Weighted average common shares outstanding                       46,968     56,026
Effect of dilutive securities:
 Stock options                                                      336       --
                                                               --------   --------
Weighted average common shares outstanding assuming dilution     47,304     56,026
Diluted earnings (loss) per share                              $   0.49   $  (0.22)

                                                                 Six Months Ended
                                                                      June 30,
                                                               --------------------
                                                                 2001       2000
-----------------------------------------------------------------------------------
Basic Earnings Per Share

Net Income                                                     $ 45,327   $ 17,306
Weighted Average Common Shares Outstanding                       47,368     56,408
Basic Earnings Per Share                                       $   0.96   $    .31

Diluted Earnings Per Share
Net Income                                                     $ 45,327   $ 17,306
Weighted Average Common Shares Outstanding                       47,368     56,408
Effect Of Dilutive Securities:
   Stock Options                                                    308        361
                                                               --------   --------
Weighted Average Common Shares Outstanding Assuming Dilution     47,676     56,769
Diluted Earnings Per Share                                     $   0.95   $    .30

NOTE C -- ACQUISITIONS

In March 2001, the Company entered into agreements to purchase credit card assets from a subsidiary of Transamerica Finance Co. As of June 30, 2001, the Company had paid total consideration of $104.1 million for $100.4 million of these assets, with an associated premium of $3.7 million that will be amortized over five years, which represents a level yield over the estimated life of the portfolio.

At June 30, 2001, the Company had no merger-related and restructuring reserves. In the fourth quarter of 2000, the Company established a $22.0 million reserve for merger-related and restructuring charges. At December 31, 2000, the amount remaining in the reserve was $6.4 million. During the first half of 2001, the Company paid $4.9 million for severance and related costs ("severance") and $1.5 million for the cost of consolidating operations ("consolidations") from this reserve. In addition, during the fourth quarter of 2000, the company paid $6.3 million for severance and $9.3 million for consolidations from this reserve. At June 30, 2001 and December 31, 2000, the Company had no other merger-related or restructuring reserves.

In the second quarter, Washington Mutual Inc. and Dime Bancorp, Inc. announced a merger agreement. Pursuant to the termination agreement between Hudson United and Dime dated April 28, 2000, Dime will be required to pay Hudson $92 million upon the closing of Washington Mutual's acquisition of Dime. Of the $92 million, $15 million was paid to Hudson June 27, 2001, which represented the minimum amount Dime was required to pay. The income statement impact of the $15 million was recorded in 2000. The remaining $77 million is payable upon the closing of the merger and Hudson expects to recognize that amount as income when the merger closes. Hudson expects to incur expenses of approximately $12 million which is contingent upon the closing of the merger, which it plans to recognize at the time the final termination fee is paid. The net final payment of approximately $65 million represents about $45.5 million on an after tax basis. The funds received will supplement capital ratios and will be available to repurchase stock, retire debt or for other corporate purposes.

NOTE D -- INVESTMENT SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale at the dates indicated:

                                                             June 30, 2001
                                       -----------------------------------------------------------
                                                            Gross Unrealized            Estimated
                                       Amortized           ---------------------          Market
                                          Cost             Gains        (Losses)          Value
                                       ----------          ------       --------        ----------
Available for Sale
------------------
U.S. Government                        $   14,811          $   93           --          $   14,904
U.S. Government agencies                    9,755             576           --              10,331
Mortgage-backed securities                870,749           4,582         (8,332)          866,999
States and political subdivisions          38,880             457             (1)           39,336
Other debt securities                      10,772             144           --              10,916
FHLB stock                                105,924            --             --             105,924
Equity securities                          29,846           1,496         (2,195)           29,147
                                       ----------          ------       --------        ----------
                                       $1,080,737          $7,348       $(10,528)       $1,077,557
                                       ==========          ======       ========        ==========

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001. Consequently, the total held to maturity investment portfolio, at an amortized cost of $520,192, was transferred to the available for sale investment portfolio. At the time of transfer, the market value of these securities was $513,410 and the unrealized loss on these securities was $6,782. The increase in investment securities at June 30, 2001 compared to December 31, 2000 was due in part to the securitization of $335 million of residential mortgages, which resulted in the assets being transferred into the investment securities portfolio and out of the loan portfolio.

                                                            December 31, 2000
                                       -----------------------------------------------------------
                                                            Gross Unrealized            Estimated
                                       Amortized           ---------------------          Market
                                          Cost             Gains        (Losses)          Value
                                       ---------           -----        --------        ----------
Available for Sale
------------------
U.S. Government                        $ 31,839            $ 37         $   (48)         $ 31,828
U.S. Government agencies                  3,500             --             --               3,500
Mortgage-backed securities              241,356             320          (3,642)          238,034
States and political subdivisions         1,516              41            --               1,557
Other debt securities                     3,754             --             (193)            3,561
FHLB stock                              105,924             --             --             105,924
Equity securities                        43,092             279          (5,048)           38,323
                                       --------            ----         -------          --------
                                       $430,981            $677         $(8,931)         $422,727
                                       ========            ====         =======          ========

                                                            December 31, 2000
                                       ----------------------------------------------------------
                                                            Gross Unrealized            Estimated
                                       Amortized          ---------------------           Market
                                          Cost            Gains        (Losses)           Value
                                       ---------          ------       --------        ----------
Held to Maturity
----------------
U.S. Government                        $ 24,199           $ --         $   (69)          $ 24,130
U.S. Government agencies                 38,229              488           (45)            38,672
Mortgage-backed securities              406,518              543        (7,845)           399,216
States and political subdivisions        51,246              187           (41)            51,392
                                       --------           ------       --------          --------
                                       $520,192           $1,218       $(8,000)          $513,410
                                       ========           ======       ========          ========

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

NOTE F -- COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. The Company has elected to display Consolidated Statements of Income and Consolidated Statements of Comprehensive Income separately for the disclosed periods. Comprehensive income is displayed on the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity as a separate item entitled Accumulated Other Comprehensive Income (Loss). The following is a reconciliation of the tax effect allocated to each component of comprehensive income for the periods presented.

                                                                 Three-Months Ended June 30, 2001
                                                               -----------------------------------
                                                               Before tax  Tax Benefit  Net of Tax
                                                                 amount     (Expense)    Amount
                                                               ----------  -----------  ----------
Unrealized security (losses) arising during the period          $ (6,360)   $  2,604    $ (3,756)
Change in valuation of derivative contracts                          345        (138)        207
Less: reclassification adjustment for gains realized in
  net income                                                       1,874        (768)      1,106
                                                                --------    --------    --------
Net change during period                                        $ (4,141)   $  1,698    $ (2,443)
                                                                ========    ========    ========

                                                                 Three-Months Ended June 30, 2000
                                                               -----------------------------------
                                                               Before tax  Tax Benefit  Net of Tax
                                                                 amount     (Expense)    Amount
                                                               ----------  -----------  ----------
Unrealized security (losses) arising during the period          $ (8,057)   $    365    $ (7,692)
Less: reclassification adjustment for gains realized in
  net income                                                      60,812     (18,290)     42,522
                                                                --------    --------    --------
Net change during period                                        $ 52,755    $(17,925)   $ 34,830
                                                                ========    ========    ========

                                                                  Six-Months Ended June 30, 2001
                                                              --------------------------------------
                                                               Before tax  Tax Benefit  Net of Tax
                                                                 amount     (Expense)    Amount
                                                               ----------  -----------  ----------
Unrealized security gains arising during the period             $ 10,964    $ (3,902)   $  7,062
Unrealized security loss arising from securities transferred
  from held to maturity to available for sale                     (6,782)      2,713      (4,069)
Change in valuation of derivative contracts                          345        (138)        207
Less: reclassification adjustment for gains realized in
  net income                                                         547        (224)        323
                                                                --------    --------    --------
Net change during period                                        $  5,074    $ (1,551)   $  3,523
                                                                ========    ========    ========

                                                                  Six-Months Ended June 30, 2000
                                                              --------------------------------------
                                                               Before tax  Tax Benefit  Net of Tax
                                                                 amount     (Expense)    Amount
                                                               ----------  -----------  ----------
Unrealized security (losses) arising during the period          $(12,031)   $  2,351    $ (9,680)
Less: reclassification adjustment for gains realized in
  net income                                                      60,861     (18,306)     42,555
                                                                --------    --------    --------
Net change during period                                        $ 48,830    $(15,955)   $ 32,875
                                                                ========    ========    ========

NOTE G -- RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishing standards for the accounting and reporting of derivatives. The Company adopted SFAS No. 133 effective January 1, 2001. With the exception of the aforementioned transfer of securities from held to maturity to available for sale, the adoption of this statement did not have a material effect on the Company's financial position or results of operations.

The FASB finalized SFAS No. 141 "Business Combinations" on June 30, 2001. The Company adopted SFAS No. 141 effective June 30, 2001. The adoption of SFAS No. 141 will not have a material effect on the Company's financial position or results of operations. FASB finalized SFAS No. 142 "Goodwill and Other Intangible Assets" on June 30, 2001. Under this standard, core deposit intangibles must continue to be amortized, but goodwill is no longer amortized. Goodwill acquired prior to July 1, 2001 will cease being amortized on January 1, 2002. Goodwill acquired after June 30, 2001 will not be amortized in 2001 or beyond. Goodwill that is determined to be impaired must be written-off when that determination is made. The Company is currently in the process of evaluating the impact that this standard will have on its financial position and results of operations.

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

RESULTS OF OPERATIONS

OVERVIEW

Hudson United Bancorp reported net income of $23.3 million or $0.49 per diluted share for the three months ended June 30, 2001. The Company had a net loss, as reported, of $(12.6) million or $(0.22) per diluted share in the corresponding 2000 period. The Company had net income of $45.3 million, or $0.95 per diluted share, for the six months ended June 30, 2001, compared to reported net income of $17.3 million, or $0.30 per diluted share, for the six months ended June 30, 2000. The Company reported operating earnings of $30.0 million, or $0.53 per diluted share in the second quarter of 2000, and $59.9 million, or $1.05 per diluted share, for the first half of 2000. Operating earnings for the second quarter and six months ending June 30, 2000 have been adjusted for comparison purposes to reflect the $63.6 million pre-tax ($44.4 million after tax) charge resulting from the balance sheet restructuring initiatives and the $2.8 million pre-tax ($1.8 million after tax) gain on the sale of Dime Bancorp, Inc. common stock. The decline in operating earnings in the 2001 periods when compared to the same periods in 2000 was primarily due to lower net interest income which was mainly attributable to the Company's balance sheet restructuring program in 2000 and its stock repurchase program. The per share amounts for 2000 have been adjusted to reflect the 10% stock dividend paid in December 2000.

The Company's return on average equity was 25.93% and return on average assets was 1.42% for the second quarter of 2001. Return on average equity was 24.92% and return on average assets was 1.38% for the six months of 2001.

DIME TERMINATION PAYMENT AND STOCK REPURCHASE PROGRAM

In the second quarter, Washington Mutual Inc. and Dime Bancorp, Inc. announced a merger agreement. Pursuant to the termination agreement between Hudson United and Dime dated April 28, 2000, Dime will be required to pay Hudson $92 million upon the closing of Washington Mutual's acquisition of Dime. Of the $92 million, $15 million was paid to Hudson on June 27, 2001, which represented the minimum amount Dime was required to pay. The income statement impact of the $15 million was recorded in 2000. The remaining $77 million is payable upon the closing of the merger and Hudson expects to recognize that amount as income when the merger closes. Hudson expects to incur expenses of approximately $12 million, which are contingent upon the closing of the merger, which it plans to recognize at the time the final termination fee is paid. The net final payment of approximately $65 million represents about $45.5 million on an after tax basis. The funds received will supplement capital ratios and will be available to repurchase stock, retire debt or for other corporate purposes.

Hudson United Bancorp extended the Company's stock repurchase program until December 31, 2002, and during such period authorized the repurchase of 4.7 million shares which represent approximately 10 percent of the Company's outstanding shares. Under the program the Company may repurchase shares from time to time in the open market or in privately negotiated transactions at generally prevailing market prices and the shares may be used for stock dividends, employee stock programs and other corporate purposes.

NET INTEREST INCOME

Net interest income for the second quarter of 2001 was $72.0 million and the net interest margin improved to 4.81%. Net interest income was $142.4 million and net interest margin was 4.78% for the six months ended June 2001. Net interest income was $84.7 million with a net interest margin of 4.00% for the comparable second quarter of 2000 and $172.4 million with a net interest margin of 4.02% for the same six-month period in 2000. The changes in net interest income and net interest margin were primarily attributable to the Company's balance sheet restructuring program in 2000 and its stock repurchase program.

NONINTEREST INCOME

Noninterest income was $22.9 million for the second quarter of 2001, and $44.5 million for the six-months ended June 30, 2001. Noninterest income was $20.1 million for the second quarter of 2000 and $43.8 million for the six-month period ended June 30, 2000. The increase in the second quarter of 2001 was due primarily to increased credit card fees, as a result of growth in the Company private label credit card business, and increased retail service fees. The increase for the six months of 2001 compared to the same period last year was due mainly to higher retail service fees. Noninterest income was 24% of total revenue for the second quarter and first half of 2001.

NONINTEREST EXPENSE

Noninterest expense was $56.4 million for the second quarter of 2001 compared to $53.7 million for the second quarter of 2000. Noninterest expense for the first six months of 2001 was $111.0 million compared to $114.0 million in the comparable period of 2000. The increase in the second quarter of 2001 was primarily due to non-payroll related expenses. These costs were for business development initiatives and expanded infrastructure to support business line opportunities. These expenses were partially offset by decreases in other expense categories. The decline in noninterest expenses for the first half of 2001 was due primarily to cost savings and efficiencies that resulted from consolidating acquisitions that were made in prior years. The efficiency ratios for the second quarter and first half of 2001 were 55.2% and 54.8% respectively.

INCOME TAXES

During valuation reviews in 2000, the Company established a $2.9 million valuation allowance against capital losses resulting from the sale of securities in 2000. As a result of gains from the sale of securities recorded in the first half of 2001 and implementation of tax strategies, the Company recognized $1.3 million as a reduction of this allowance resulting in a lower effective tax rate and a lower provision for income taxes in the second quarter and first half of 2001 compared to the comparable periods in 2000. The effective tax rate was 29.0% for the second quarter of 2001 and 29.5% for the first six months of 2001. The effective tax rate on operating earnings was 33.4% in the second quarter of 2000 and 33.5% for the first half of 2000. The Company believes that by implementing tax strategies it can maintain its effective tax rate at approximately the current level.

PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES AND ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

The provision for possible loan and lease losses was $12.0 million for both the six-month periods ended June 30, 2001 and 2000. The Allowance for Possible Loan and Lease Losses ("the Allowance") was $81.6 million at June 30, 2001 and $95.2 million at December 31, 2000. The Allowance at June 30, 2001, represented 178% of nonperforming loans and 1.71 % of total loans. The Allowance at year-end 2000 represented 164 % of nonperforming loans and 1.80 % of total loans.

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

Consideration is also given to the changed risk profile brought about by the business combinations, knowledge about customers, the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company's lending staff, underwriting policies, loss histories, delinquency trends, the cyclical nature of economic and business conditions, and the concentration of real estate related loans located in the northeastern part of the United States. Since many of the loans depend upon the sufficiency of real estate collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss. Other evidence used to determine the amount of the Allowance and its components are as follows:

     o    regulatory and other examinations

     o    the amount and trend of criticized loans

     o    actual losses

     o    peer comparisons with other financial institutions

     o economic data associated with the real estate market in the Company's area of operations

     o opportunities to dispose of marginally performing loans for cash consideration

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at June 30, 2001.

During the first half of 2001, the Company purchased $104.1 million in credit card assets from a subsidiary of Transamerica Finance Co. The acquired reserve associated with these assets was $3.3 million. As of June 30, 2001 the Company has recorded $16.0 million of residual values related to lease financing receivables.

At June 30, 2001, non-performing loans totaled $45.9 million, a decrease of $12.0 million, when compared to $57.9 million at December 31, 2000. Non-performing assets were $ 52.5 million and $62.2 million at June 30, 2001 and December 31, 2000, respectively. The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:

ASSET QUALITY SCHEDULE
(Dollars in Thousands)

                                                     June 30, 2001  December 31, 2000
                                                     -------------  -----------------
Nonaccrual Loans:
   Commercial                                           $16,707          $18,313
   Real Estate                                           28,070           38,793
   Consumer                                               1,112              792
                                                        -------          -------
     Total Nonperforming Loans                          $45,889          $57,898
Other Real Estate Owned                                   6,611            4,318
                                                        -------          -------
      Total Nonperforming Assets                        $52,500          $62,216
                                                        =======          =======

Nonaccrual Loans  to Total Loans and Leases                0.96%            1.10%
Nonperforming Assets to Total Assets                       0.78%            0.91%
Allowance for Loan Losses to Nonperforming Loans            178%             164%

The following table shows the loans past due 90 days or more and still accruing, along with applicable asset quality ratios (in thousands).

                                                          6/30/01      12/31/00
                                                          -------      --------
Loans Past Due 90 Days or More and Accruing
      Commercial                                          $ 3,239       $ 4,293
      Real Estate                                          11,487        13,080
      Consumer                                              2,601         4,034
      Credit card                                           6,606         8,371
                                                          -------       -------
          Total Past Due Loans                            $23,933       $29,778
                                                          =======       =======

As a percent of Total Loans and Leases                       0.50%         0.56%
As a percent of Total Assets                                 0.36%         0.44%

The following table presents the activity in the allowance for possible loan and lease losses for the periods indicated:

                                                   Summary of Activity in the Allowance
                                                               By Loan Category
                                                   ------------------------------------
                                                    Six Months Ended   Year Ended
                                                         6/30/01        12/31/00
                                                    ----------------   -----------
(Dollars in thousands)

Amount of Loans and Leases Outstanding at Period End   $ 4,776,606     $ 5,277,523
                                                       ===========     ===========
Daily Average Amount of Loans and Leases Outstanding   $ 4,926,818     $ 5,470,763
                                                       ===========     ===========
Allowance for Loan Losses

Balance at beginning of the period                     $    95,180     $    98,749
Loans charged off:
     Real estate mortgages                                  (3,039)         (2,847)
     Commercial                                            (13,862)         (8,778)
     Consumer                                              (16,292)        (23,781)
                                                       -----------     -----------
          Total loans charged off                      $   (33,193)    $   (35,406)
                                                       -----------     -----------
Recoveries:
     Real estate mortgages                                     653             772
     Commercial                                                818           1,822
     Consumer                                                2,812           5,243
                                                       -----------     -----------
          Total recoveries                             $     4,283     $     7,837
                                                       -----------     -----------

Net loans charged off*                                 $   (28,910)    $   (27,569)

Provision for possible loan losses                          12,000          24,000
Acquired reserves of credit card portfolios                  3,319            --
                                                       -----------     -----------
Balance at end of period                               $    81,589     $    95,180
                                                       ===========     ===========

Allowance for Loan Losses to Total Loans and Leases           1.71%           1.80%
                                                       ===========     ===========
Annualized provision for possible loan and lease
   losses as a percentage of average loans and
   leases outstanding                                         0.49%           0.44%
                                                       ===========     ===========
Annualized net loans charged off during period to
   average loans and leases outstanding                       1.17%           0.50%
                                                       ===========     ===========

* Net charge-offs in excess of the current provision in 2001 were related to loans acquired with the Company's 1999 acquisitions. The Company had recorded a special provision of $25 million in the fourth quarter of 1999 to cover potential charge-offs from the 1999 acquisitions.

FINANCIAL CONDITION

The Company's total assets at June 30, 2001 were $6.7 billion compared to $6.8 billion at year-end 2000. Loan and lease categories consisting of commercial and financial; commercial real estate; consumer; and credit card loans totaled $3.8 billion at June 30, 2001, compared to $3.8 billion at March 31, 2001 and $3.8 billion at December 31, 2000. These four categories represented 79% of loans and leases at June 30, 2001, an increase from 73% of loans and leases at December 31, 2000. Residential mortgage loans decreased by $439 million to $1.0 billion at June 30, 2001, as compared to December 31, 2000. The decrease resulted from the securitization of $335 million of residential mortgages, which are now recorded on the balance sheet in investment securities available for sale, as well as principal repayments. The decrease in residential mortgage loans was offset by increases in Fed Funds, investment securities and other assets. In June 2001, the Company invested in separate account bank owned life insurance policies with a cash surrender value of $125 million to fund employee benefit costs. The cash surrender value of these policies is recorded on the Company's balance sheet in other assets and the change in cash surrender value is recorded as other income on the Company's income statement.

Total deposits were $5.9 billion at June 30, 2001, compared to $5.8 billion at December 31, 2000. At June 30, 2001, borrowings amounted to $186 million, a decline from $359 million at December 31, 2000. Total stockholders' equity was $365.5 million at June 30, 2001 and $368.5 million at December 31, 2000. The change in stockholders' equity resulted primarily from $45.3 million of net income and a $3.5 million increase in accumulated other comprehensive income, offset by payment of cash dividends of $23.8 million and stock repurchases of $30.2 million.

The primary objectives of asset-liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, maintain an appropriate balance between interest-sensitive earning assets and interest-sensitive liabilities and enhance earnings. Interest rate sensitivity management ensures that the Company maintains acceptable levels of net interest income throughout a range of interest rate environments. The Company seeks to maintain its interest rate risk within a range that it believes is both manageable and prudent, given its capital and income generating capacity.

In the second quarter, the Company entered into a series of interest rate swaps and floors (i.e., derivative contracts) to hedge the variability of the interest income of a pool of $600 million of its prime rate-based loans over a two year period. The notional amount of the derivative contracts totals $600 million.

The purpose of these contracts is to limit the volatility in the Company's net interest income and net interest margin in the event of changes in interest rates. Management did not enter into these contracts for speculative purposes. Under SFAS No. 133, the Company has adopted hedge accounting for these contracts. SFAS No. 133 states that the net payments under the contract should be recorded in interest income and the change in valuation of the contracts should be recorded in "accumulated other comprehensive income (loss)" in total stockholders' equity. Changes in interest rates will impact the cash flows and valuation of the derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario.

The Company is not aware of any current recommendations by the regulatory authorities that would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at June 30, 2001 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

                                  Ratios at            Minimum Regulatory
                                June 30, 2001   Guidelines for Well-Capitalized
                                -------------   -------------------------------
Total Risk-Based Capital           11.16%                   10.0%
Tier 1 Risk-Based Capital           7.71%                    6.0%
Tier 1 Leverage Ratio               5.84%                    4.0%

PART II.  OTHER  INFORMATION

Item 4.  Submission  of Matters  to a Vote of  Security  Holders

     A. The Annual Meeting of Shareholders of Hudson United Bancorp was held April 25, 2001.

     B. The names of the directors who are nominees for election for the 2001 Annual Meeting and the names of the directors whose terms extend beyond the 2001 Annual Meeting are set forth in the tables below.

     Nominees  for the 2001 Annual Meeting:
          Robert J. Burke
          Joan David
          Kenneth T. Neilson
          James E. Schierloh

     Directors whose terms extend beyond this Annual Meeting
          Donald P. Calcagnini
          John H. Tatigian, Jr.
          Noel deCordova, Jr.
          Bryant D. Malcolm
          W. Peter McBride
          Charles F.X. Poggi
          David A. Rosow

     C. The following is a brief description as well as the tabulation of votes for each of the matters which were voted upon at the 2001 Annual
          Meeting:

          1. Election of the following four persons as directors of Hudson United Bancorp:

              Director                    For        Authority Withheld
              ------------------      ----------     ------------------
              Robert J. Burke         36,835,294         1,024,079
              Joan David              36,783,887         1,075,486
              Kenneth T. Neilson      32,967,628         4,891,747
              James E. Schierloh      36,839,603         1,019,771

          2.  No other matters were voted upon at the meeting.


Item 6: Exhibits and Reports on Form 8-K - NONE

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Hudson United Bancorp



August 10, 2001             /s/ KENNETH T. NEILSON
----------------------      ----------------------------------------------------
Date                        Kenneth T. Neilson
                            Chairman, President and Chief Executive Officer



August 10, 2001             /s/ WILLIAM A. HOULIHAN
----------------------      ----------------------------------------------------
Date                        William A. Houlihan
                            Executive Vice President and Chief Financial Officer