Form 10-Q
period 2001-09-30
HUDSON UNITED BANCORP
filed 2001-11-13
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ----------------  -----------------

                         Commission File Number 0-010699


                              HUDSON UNITED BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                  22-2405746
  -----------------------------------    ---------------------------------------
  (State of other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)


   1000 MacArthur Blvd, Mahwah, NJ                        07430
---------------------------------------                ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days        Yes __X__ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 46,187,927 shares, no par value, outstanding as of November 1, 2001.

                              HUDSON UNITED BANCORP

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets
         At September 30, 2001 and December 31, 2000 ...................   2

         Consolidated Statements of Income
         For the three-months ended
         September 30, 2001 and 2000....................................   3

         Consolidated Statements of Income
         For the nine-months ended
         September 30, 2001 and 2000....................................   4

         Consolidated Statements of Comprehensive Income
         For the three-months and nine-months ended
         September 30, 2001 and 2000....................................   5

         Consolidated Statements of Changes in Stockholders' Equity
         For the nine-months ended
         September 30, 2001 and for the Year ended December 31, 2000....   6

         Consolidated Statements of Cash Flows
         For the nine-months ended
         September 30, 2001 and 2000....................................   7

         Notes to Consolidated Financial Statements.....................   8-14

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................   15-20


PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders............   21
Item 6.  Exhibits and Reports on Form 8-K...............................   21
         Signatures.....................................................   22


HUDSON UNITED BANCORP
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                                              September 30,     December 31,
(in thousands, except per share data)                                                             2001              2000
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ...................................................................   $     204,726    $     276,784
Federal funds sold and other ..............................................................          26,162           18,755
                                                                                              -------------    -------------
      TOTAL CASH AND CASH EQUIVALENTS .....................................................   $     230,888    $     295,539

Investment securities available for sale, at market value .................................       1,359,094          422,727
Investment securities held to maturity, at cost (market value of $513,410 for 2000) .......            --            520,192

Loans and leases:
   Commercial and financial ...............................................................       1,832,662        1,891,171
   Commercial real estate mortgages .......................................................         820,829          920,397
   Consumer ...............................................................................         938,667          873,336
   Credit card ............................................................................         285,091          158,922
                                                                                              -------------    -------------
      Sub-total ...........................................................................   $   3,877,249    $   3,843,826
   Residential mortgages ..................................................................         934,269        1,433,697
                                                                                              -------------    -------------
      TOTAL LOANS AND LEASES ..............................................................   $   4,811,518    $   5,277,523
   Less Allowance for possible loan and lease losses ......................................         (77,697)         (95,180)
                                                                                              -------------    -------------
      NET LOANS AND LEASES ................................................................   $   4,733,821    $   5,182,343
Premises and equipment, net ...............................................................         118,298          124,821
Other real estate owned ...................................................................           6,061            4,318
Intangibles, net of amortization ..........................................................          89,946          100,760
Other assets ..............................................................................         271,657          166,526
                                                                                              -------------    -------------
      TOTAL ASSETS ........................................................................   $   6,809,765    $   6,817,226
                                                                                              =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest bearing ....................................................................   $   1,097,374    $   1,162,677
   Interest bearing .......................................................................       4,804,578        4,650,590
                                                                                              -------------    -------------
      TOTAL DEPOSITS ......................................................................   $   5,901,952    $   5,813,267
Borrowings ................................................................................         212,054          358,861
Other liabilities .........................................................................          52,915           28,325


Subordinated debt .........................................................................         123,000          123,000
Company-obligated mandatory redeemable preferred capital securities of three subsidiary trusts holding solely junior subordinated debentures
of the Company ............................................................................         125,300          125,300
                                                                                              -------------    -------------
      TOTAL LIABILITIES ...................................................................   $   6,415,221    $   6,448,753
Stockholders' Equity:
   Common stock, no par value; authorized 103,000,000 shares; .............................          92,762           92,762
   52,171,701 shares issued and 46,175,958 shares outstanding in 2001 and
   52,171,701 shares issued and 47,964,579 shares outstanding in 2000
   Additional paid-in capital .............................................................         320,744          322,131
   Retained earnings ......................................................................          90,882           56,759
   Treasury stock, at cost, 5,995,743 shares in 2001 and 4,207,122 shares in 2000 .........        (135,897)         (92,293)
   Restricted stock .......................................................................          (3,984)          (5,759)
   Accumulated other comprehensive income (loss) ..........................................          30,037           (5,127)
                                                                                              -------------    -------------
      TOTAL STOCKHOLDERS' EQUITY ..........................................................   $     394,544    $     368,473
                                                                                              -------------    -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................   $   6,809,765    $   6,817,226
                                                                                              =============    =============
See Notes to Consolidated Financial Statements



HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                                                 Three Months Ended
                                                                                    September 30,
  (in thousands, except per share data)
                                                                                2001           2000
  ----------------------------------------------------------------------------------------------------
  INTEREST AND FEE INCOME:
  Loans and leases ......................................................   $    94,012    $   116,886
  Investment securities .................................................        17,708         21,996
  Other .................................................................         4,379            187
                                                                            -----------    -----------
        TOTAL INTEREST AND FEE INCOME ...................................   $   116,099    $   139,069
                                                                            -----------    -----------
  INTEREST EXPENSE:
  Deposits ..............................................................   $    38,487    $    43,487
  Borrowings ............................................................         1,742         14,442
  Subordinated and other debt ...........................................         5,223          5,326
                                                                            -----------    -----------
        TOTAL INTEREST EXPENSE ..........................................   $    45,452    $    63,255
                                                                            -----------    -----------
        NET INTEREST INCOME .............................................   $    70,647    $    75,814
        PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES ....................         6,000          6,000
                                                                            -----------    -----------

        NET INTEREST INCOME AFTER PROVISION .............................   $    64,647    $    69,814
                                                                            -----------    -----------
  NONINTEREST INCOME:
  Retail service fees ...................................................   $     8,944    $     7,597
  Credit card fee income ................................................         6,013          5,337
  Trust income ..........................................................           791          1,078
  Other income ..........................................................        11,670         11,669
  Securities gains ......................................................           388           --
                                                                            -----------    -----------
        TOTAL NONINTEREST  INCOME .......................................   $    27,806    $    25,681
                                                                            -----------    -----------
  NONINTEREST EXPENSE:
  Salaries and benefits .................................................   $    20,258    $    24,458
  Occupancy expense .....................................................         6,714          6,782
  Equipment expense .....................................................         4,692          4,778
  Deposit and other insurance ...........................................           652            589
  Outside services ......................................................        13,269         10,427
  Amortization of intangibles ...........................................         3,789          3,882
  Other .................................................................         9,397          7,774
                                                                            -----------    -----------
        TOTAL NONINTEREST EXPENSE .......................................   $    58,771    $    58,690
                                                                            -----------    -----------

        INCOME BEFORE INCOME TAXES ......................................   $    33,682    $    36,805
        PROVISION FOR INCOME TAXES ......................................         9,767         12,330
                                                                            -----------    -----------
        NET INCOME ......................................................   $    23,915    $    24,475
                                                                            ===========    ===========
  NET INCOME PER COMMON SHARE
  Basic .................................................................   $      0.51    $      0.46
  Diluted ...............................................................   $      0.51    $      0.45

  WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic .................................................................        46,462         53,600
  Diluted ...............................................................        46,836         54,008

See Notes to Consolidated Financial Statements



HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                                                 Nine Months Ended
                                                                                   September 30,
(in thousands, except per share data)
                                                                                2001           2000
------------------------------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans and leases ........................................................   $   299,757    $   358,156
Investment securities ...................................................        52,313        120,296
Other ...................................................................         6,871            599
                                                                            -----------    -----------
      TOTAL INTEREST AND FEE INCOME .....................................   $   358,941    $   479,051
                                                                            -----------    -----------
INTEREST EXPENSE:
Deposits ................................................................   $   122,899    $   127,815
Borrowings ..............................................................         7,344         87,100
Subordinated and other debt .............................................        15,663         15,970
                                                                            -----------    -----------
      TOTAL INTEREST EXPENSE ............................................   $   145,906    $   230,885
                                                                            -----------    -----------
      NET INTEREST INCOME ...............................................   $   213,035    $   248,166
      PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES ......................        18,000         18,000
                                                                            -----------    -----------

      NET INTEREST INCOME AFTER PROVISION ...............................   $   195,035    $   230,166
                                                                            -----------    -----------
NONINTEREST INCOME:
Retail service fees .....................................................   $    26,560    $    21,466
Credit card fee income ..................................................        16,069         16,599
Trust income ............................................................         2,605          2,847
Other income ............................................................        26,668         27,100
Securities gains/(losses) ...............................................           805        (59,363)
                                                                            -----------    -----------
      TOTAL NONINTEREST  INCOME .........................................        72,707          8,649
                                                                            -----------    -----------
NONINTEREST EXPENSE:
Salaries and benefits ...................................................   $    61,904    $    71,161
Occupancy expense .......................................................        21,190         19,152
Equipment expense .......................................................        14,136         15,374
Deposit and other insurance .............................................         1,860          1,916
Outside services ........................................................        37,706         30,646
Amortization of intangibles .............................................        11,262         11,647
Other ...................................................................        21,719         22,827
                                                                            -----------    -----------
      TOTAL NONINTEREST EXPENSE .........................................   $   169,777    $   172,723
                                                                            -----------    -----------
      INCOME BEFORE INCOME TAXES ........................................   $    97,965    $    66,092
      PROVISION FOR INCOME TAXES ........................................        28,723         24,311
                                                                            -----------    -----------
      NET INCOME ........................................................   $    69,242    $    41,781
                                                                            ===========    ===========
NET INCOME PER COMMON SHARE
Basic ...................................................................   $      1.47    $      0.75
Diluted .................................................................   $      1.46    $      0.75

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic ...................................................................        47,083         55,465
Diluted .................................................................        47,390         55,842

See Notes to Consolidated Financial Statements



HUDSON UNITED BANCORP
---------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                                                                    Three Months Ended
                                                                                      September 30,
                                                                                ------------------------
(in thousands)                                                                     2001          2000
---------------------------------------------------------------------------------------------------------
      NET INCOME ............................................................   $   23,915    $   24,475

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities gains (losses) arising during period ..................   $   24,790    $     (249)
Change in valuation of derivative contracts .................................        7,356          --
Less: reclassification for gains included in net income .....................          505           996
                                                                                ----------    ----------
Other comprehensive income (loss) ...........................................   $   31,641    $   (1,245)
                                                                                ----------    ----------
   COMPREHENSIVE INCOME .....................................................   $   55,556    $   23,230
                                                                                ==========    ==========


                                                                                     Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
(In thousands)                                                                     2001          2000
---------------------------------------------------------------------------------------------------------
    NET INCOME ..............................................................   $   69,242    $   41,781

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities gains (losses) arising during period ..................   $   32,498    $   (6,892)

Unrealized holding loss from securities transferred from held to
  maturity to available for sale ............................................       (4,069)         --
Change in valuation of derivative contracts .................................        7,563          --
Less: reclassification for gains (losses) included in net income ............          828       (38,522)
                                                                                ----------    ----------
Other comprehensive income ..................................................   $   35,164    $   31,630
                                                                                ----------    ----------
      COMPREHENSIVE INCOME ..................................................   $  104,406    $   73,411
                                                                                ==========    ==========

     See Notes to Consolidated Financial Statements



HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except shares)

                                                                                                           Accumulated
                                         Common Stock     Additional                                          Other
                                      ------------------   Paid-in-    Retained   Treasury   Restricted   Comprehensive
                                      Shares      Amount   Capital     Earnings     Stock       Stock     Income (Loss)     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999 ..     52,189,803   $92,794  $326,673     $152,591  $  (8,438)   $(3,549)      $(40,905)     $ 519,166
-----------------------------------------------------------------------------------------------------------------------------------
Net income ....................          --        --        --          49,821       --         --             --           49,821
Cash dividends-common .........          --        --        --         (49,319)      --         --             --          (49,319)
10% stock dividend ............     5,217,177      --          771      (96,334)    95,563       --             --             --
Stock options exercised .......          --        --       (4,336)        --        8,426       --             --            4,090
Cash in lieu of fractional
  shares ......................          --        --         (172)        --         --         --             --             (172)
Other transactions ............       (18,027)      (32)        67         --          (35)      --             --             --
Net issuance and purchase of
  treasury stock ..............    (9,424,374)     --         --           --     (193,271)      --             --         (193,271)
Effect of compensation plans ..          --        --         (872)        --        5,462     (2,210)          --            2,380
Other comprehensive income ....          --        --         --           --         --         --           35,778         35,778
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000 ..     47,964,579   $92,762  $322,131     $ 56,759  $ (92,293)   $(5,759)      $ (5,127)     $ 368,473
-----------------------------------------------------------------------------------------------------------------------------------

Net income ....................          --        --         --         69,242       --         --             --           69,242
Cash dividends-common .........          --        --         --        (35,119)      --         --             --          (35,119)
Stock options exercised .......          --        --       (1,387)        --        3,250       --             --            1,863
Net issuance and purchase of
  treasury stock ..............    (1,788,621)     --         --           --      (45,499)      --             --          (45,499)
Effect of compensation plans ..          --        --         --           --       (1,355)     1,775           --              420
Other comprehensive income--
  effect of transfer of
  securities ..................          --        --         --           --         --         --           (4,069)        (4,069)
Other comprehensive income ....          --        --         --           --         --         --           39,233         39,233
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001 .    46,175,958   $92,762   $320,744     $ 90,882  $(135,897)   $(3,984)      $ 30,037      $ 394,544
===================================================================================================================================
See Notes to Consolidated Financial Statements



HUDSON UNITED BANCORP
-------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)                                                                         Nine Months Ended
                                                                                         September 30,
                                                                                     2001            2000
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ................................................................   $    69,242     $    41,781
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for possible loan and lease losses ........................        18,000          18,000
         Provision for depreciation and amortization .........................        23,699          24,659
         Amortization of investment security premiums, net ...................         2,199             372
         Securities (gains) losses ...........................................          (805)         59,363
         Loss (gain) on sales of premises and equipment ......................            76             (79)
         Gain on sale of loans ...............................................             -          (3,431)
         Loans originated for sale ...........................................             -         (22,487)
         Loans sold ..........................................................             -          31,560
         (Increase) decrease in other assets .................................      (119,160)         16,400
         Increase (decrease) in other liabilities ............................        24,590         (55,398)
                                                                                 -----------     -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................   $    17,841     $   110,740
                                                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investment securities:
      Available for sale .....................................................   $   403,549     $ 2,044,383
   Proceeds from repayments and maturities of investment securities:
      Available for sale .....................................................       402,634         325,311
      Held to maturity .......................................................             -          63,511
   Purchases of investment securities:                                                                     -
      Available for sale .....................................................    (1,174,559)           (972)
      Held to maturity .......................................................             -         (32,798)
   Net decrease in loans other than purchases and sales ......................       590,864         270,054
   Acquisition of credit card assets .........................................      (160,342)              -
   Proceeds from sales of loans ..............................................             -          38,434
   Proceeds from sales of premises and equipment .............................         1,464           9,382
   Purchases of premises and equipment .......................................        (7,482)        (19,308)
   Increase in other real estate .............................................        (1,743)            (73)
                                                                                 -----------     -----------
         NET CASH PROVIDED BY INVESTING ACTIVITIES ...........................   $    54,385     $ 2,697,924
                                                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits .......................................        88,685        (746,234)
   Net decrease in borrowed funds ............................................      (146,807)     (1,914,992)
   Payment of subordinated debt securities ...................................             -          (9,000)
   Proceeds from issuance of common stock ....................................         1,863           4,090
   Cash dividends ............................................................       (35,119)        (37,497)
   Acquisition of treasury stock .............................................       (45,499)        (93,486)
                                                                                 -----------     -----------
      NET CASH USED FOR FINANCING ACTIVITIES .................................   $  (136,877)    $(2,797,119)
                                                                                 -----------     -----------
      (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......................   $   (64,651)    $    11,545
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................       295,539         277,558
                                                                                 -----------     -----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................   $   230,888     $   289,103
                                                                                 ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
   Interest ..................................................................       145,000         243,739
   Taxes .....................................................................           346          20,278
Additional Disclosures:
   Residential mortgage securitization .......................................       335,676
   Securities Transferred from Held to Maturity to Available for Sale ........       520,192               -

See Notes to Consolidated Financial Statements


HUDSON UNITED BANCORP
--------------------------------------------------------------------------------


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (in thousands, except per share data)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements of Hudson United Bancorp and Subsidiaries ("Hudson United" or "the Company") include the accounts of the parent company, Hudson United Bancorp, and its wholly-owned subsidiaries: Hudson United Bank, HUBCO Capital Trust I, HUBCO Capital Trust II, and JBI Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

A reconciliation of weighted average common shares outstanding to weighted average shares outstanding assuming dilution follows (in thousands, except per share data):

                                                             Three Months Ended
                                                                September 30,
                                                            -------------------
                                                              2001       2000
-------------------------------------------------------------------------------
Basic Earnings Per Share
------------------------
Net Income ..............................................   $ 23,915   $ 24,475
Weighted average common shares outstanding ..............     46,462     53,600
Basic earnings per share ................................   $   0.51   $   0.46

Diluted Earnings Per Share
--------------------------
Net Income ..............................................   $ 23,915   $ 24,475
Weighted average common shares outstanding ..............     46,462     53,600
Effect of dilutive securities:
 Stock options ..........................................        374        408
                                                            --------   --------
Weighted average common shares outstanding
 assuming dilution ......................................     46,836     54,008
Diluted earnings per share ..............................   $   0.51   $   0.45


                                                             Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                              2001       2000
-------------------------------------------------------------------------------
Basic Earnings Per Share
------------------------
Net Income ..............................................   $ 69,242   $ 41,781
Weighted average common shares outstanding ..............     47,083     55,465
Basic earnings per share ................................   $   1.47   $   0.75

Diluted Earnings Per Share
--------------------------
Net Income ..............................................   $ 69,242   $ 41,781
Weighted average common shares outstanding ..............     47,083     55,465
Effect of dilutive securities:
 Stock options ..........................................        307        377
                                                            --------   --------
Weighted average common shares outstanding
 assuming dilution ......................................     47,390     55,842
Diluted earnings per share ..............................   $   1.46   $   0.75

NOTE C -- ACQUISITIONS


In March 2001, the Company entered into agreements to purchase credit card assets from a subsidiary of Transamerica Finance Co. As of September 30, 2001, the Company had paid total consideration of $160.4 million for $157.0 million of these assets, with an associated premium of $3.4 million that will be amortized over five years.

At September 30, 2001, the Company had no merger-related and restructuring reserves. In the fourth quarter of 2000, the Company established a $22.0 million reserve for merger-related and restructuring charges. At December 31, 2000, the amount remaining in the reserve was $6.4 million. During the first nine months of 2001, the Company paid $4.9 million for severance and related costs ("severance") and $1.5 million for the cost of consolidating operations ("consolidations") from this reserve. In addition, during the fourth quarter of 2000, the company paid $6.3 million for severance and $9.3 million for consolidations from this reserve. At September 30, 2001 and December 31, 2000, the Company had no other merger-related or restructuring reserves.

In the second quarter of 2001, Washington Mutual Inc. and Dime Bancorp, Inc. announced a merger agreement. Pursuant to the termination agreement between Hudson United and Dime dated April 28, 2000, Dime will be required to pay Hudson $92 million in total upon the closing of Washington Mutual's acquisition of Dime. Of the $92 million, $15 million was paid to Hudson United on June 27, 2001, which represented the minimum amount Dime was required to pay. The income statement impact of the $15 million was recorded in 2000. The remaining $77 million is payable upon the closing of the merger, which is expected in the first quarter of 2002, and Hudson expects to recognize that amount as income when the merger closes. Hudson expects to incur expenses of approximately $12 million which are contingent upon the closing of the merger, which it plans to recognize at the time the final termination fee is paid. The net final payment of approximately $65 million represents about $45.5 million on an after tax basis. The funds received will supplement capital ratios and will be available to repurchase stock, retire debt or for other corporate purposes.

NOTE D -- INVESTMENT SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale at the dates indicated:

                                                 September 30, 2001
                                   ---------------------------------------------
                                                 Gross Unrealized     Estimated
                                    Amortized   ------------------      Market
                                      Cost       Gains     (Losses)     Value
                                   ----------   -------    -------    ----------
AVAILABLE FOR SALE
U.S. Government .................. $   12,744   $   195    $     -    $   12,939
U.S. Government agencies .........      9,769     1,079          -        10,848
Mortgage-backed securities .......  1,214,678    33,086       (522)    1,247,242
States and political subdivisions      30,516       553        (19)       31,050
Other debt securities ............     11,481       336          -        11,817
FHLB stock .......................     21,877         -          -        21,877
Equity securities ................     23,914       811     (1,404)       23,321
                                   ----------   -------    -------    ----------
                                   $1,324,979   $36,060    $(1,945)   $1,359,094
                                   ==========   =======    =======    ==========

The Company adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001. At the same time, the Company decided to transfer the total held to maturity investment portfolio, at an amortized cost of $520,192, to the available for sale investment portfolio. At the time of transfer, the market value of these securities was $513,410 and the unrealized loss on these securities was $6,782. The increase in investment securities at September 30, 2001 compared to December 31, 2000 was due in part to the securitization of $335 million of residential mortgages, which resulted in the assets being transferred into the investment securities portfolio and out of the loan portfolio.

                                                  December 31, 2000
                                   ---------------------------------------------
                                                 Gross Unrealized     Estimated
                                    Amortized   ------------------      Market
                                      Cost       Gains     (Losses)     Value
                                   ----------   -------    -------    ----------
AVAILABLE FOR SALE
U.S. Government .................. $   31,839   $    37    $   (48)   $   31,828
U.S. Government agencies .........      3,500         -          -         3,500
Mortgage-backed securities .......    241,356       320     (3,642)      238,034
States and political subdivisions       1,516        41          -         1,557
Other debt securities ............      3,754         -       (193)        3,561
FHLB stock .......................    105,924         -          -       105,924
Equity securities ................     43,092       279     (5,048)       38,323
                                   ----------   -------    -------    ----------
                                   $  430,981   $   677    $(8,931)   $  422,727
                                   ==========   =======    =======    ==========

                                                  December 31, 2000
                                   ---------------------------------------------
                                                 Gross Unrealized     Estimated
                                    Amortized   ------------------      Market
                                      Cost       Gains     (Losses)     Value
                                   ----------   -------    -------    ----------
HELD TO MATURITY
U.S. Government .................. $   24,199   $     -    $   (69)   $   24,130
U.S. Government agencies .........     38,229       488        (45)       38,672
Mortgage-backed securities .......    406,518       543     (7,845)      399,216
States and political subdivisions      51,246       187        (41)       51,392
                                   ----------   -------    -------    ----------
                                   $  520,192   $ 1,218    $(8,000)   $  513,410
                                   ==========   =======    =======    ==========

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


                                                                                   Three-Months Ended
                                                                                   September 30, 2001
                                                                         ---------------------------------------
                                                                         Before tax    Tax Benefit    Net of Tax
                                                                           amount       (Expense)       Amount
                                                                         ----------    -----------    ----------
Unrealized security gains arising during the period ...................  $  42,047     $  (17,257)    $  24,790
Change in valuation of derivative contracts ...........................     12,436         (5,080)        7,356
Less: reclassification adjustment for gains realized in net
  income ..............................................................        854           (349)          505
                                                                         ---------     -----------    ----------
Net change during period ..............................................  $  53,629     $  (21,988)    $  31,641
                                                                         =========     ===========    ==========


                                                                                   Three-Months Ended
                                                                                   September 30, 2000
                                                                         ---------------------------------------
                                                                         Before tax    Tax Benefit    Net of Tax
                                                                           amount       (Expense)       Amount
                                                                         ----------    -----------    ----------
Unrealized security gains arising during the period ...................  $   2,725     $   (2,974)    $    (249)
Less: reclassification adjustment for gains realized in net
  income ..............................................................      1,498           (502)          996
                                                                         ---------     -----------    ----------
Net change during period ..............................................  $   1,227     $   (2,472)    $  (1,245)
                                                                         =========     ===========    ==========


                                                                                   Nine-Months Ended
                                                                                  September 30, 2001
                                                                         ---------------------------------------
                                                                         Before tax    Tax Benefit    Net of Tax
                                                                           amount       (Expense)       Amount
                                                                         ----------    -----------    ----------
Unrealized security gains arising during the period ...................  $  54,997     $  (22,499)    $  32,498
Unrealized security loss arising from securities transferred
  from held to maturity to available for sale .........................     (6,782)         2,713        (4,069)
Change in valuation of derivative contracts ...........................     12,786         (5,223)        7,563
Less: reclassification adjustment for gains realized in net
  income ..............................................................      1,401           (573)          828
                                                                         ---------     -----------    ----------
Net change during period ..............................................  $  59,600     $  (24,436)    $  35,164
                                                                         =========     ===========    ==========


                                                                                   Nine-Months Ended
                                                                                  September 30, 2000
                                                                         ---------------------------------------
                                                                         Before tax    Tax Benefit    Net of Tax
                                                                           amount       (Expense)       Amount
                                                                         ----------    -----------    ----------
Unrealized security losses arising during the period ..................  $  (9,306)    $    2,414     $  (6,892)
Less: reclassification adjustment for losses realized in net income
 ......................................................................    (59,363)        20,841       (38,522)
                                                                         ---------     -----------    ----------
Net change during period ..............................................  $  50,057     $  (18,427)    $  31,630
                                                                         =========     ===========    ==========


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

The FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" in June 2001. This statement will be effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company expects that the adoption of this statement will have no material effect on its operations.

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

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document, both in the Management Discussion & Analysis and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "consider", "may", "will", or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, changes in interest rates, changes in economic conditions, especially as they have been affected by recent developments, deposit and loan volume trends, continued levels of loan quality, trends in loan loss provisions; changes in relationships with customers, failure to realize expected cost savings or revenue enhancements from changes in business models and acquisitions, and the effects of legal and regulatory provisions applicable to the Company and its competitors. Actual results may differ materially from the results discussed in these forward-looking statements. The Company assumes no obligation for updating any such forward-looking statements at any time.

RESULTS OF OPERATIONS

OVERVIEW

Hudson United Bancorp reported net income of $23.9 million for the quarter ended September 30, 2001. In the corresponding 2000 period, the Company reported net income of $24.5 million. Fully diluted earnings per share increased 13% to $0.51 for the third quarter of 2001 compared to $0.45 for the third quarter of 2000.

The Company had net income of $69.2 million, or $1.46 per diluted share, for the nine months ended September 30, 2001, compared to reported net income of $41.8 million, or $0.75 per diluted share, for the nine months ended September 30, 2000. The Company reported operating earnings of $84.4 million, or $1.51 per diluted share, for the first nine months of 2000, which have been adjusted for comparison purposes to reflect the $63.6 million pre-tax ($44.4 million after tax) charge resulting from the balance sheet restructuring initiatives and the $2.8 million pre-tax ($1.8 million after tax) gain on the sale of Dime Bancorp, Inc. common stock. The per share amounts for 2000 have been adjusted to reflect the 10% stock dividend paid in December 2000. The declines in operating earnings in the 2001 periods when compared to the same periods in 2000 were primarily due to lower net interest income, which decrease was mainly attributable to the Company's balance sheet restructuring program in 2000 and its stock repurchase program.

The Company's return on average equity was 25.49% and return on average assets was 1.39% for the third quarter of 2001. Return on average equity was 25.11% and return on average assets was 1.39% for the nine months of 2001.

DIME TERMINATION PAYMENT AND STOCK REPURCHASE PROGRAM

In the second quarter of 2001, Washington Mutual Inc. and Dime Bancorp, Inc. announced a merger agreement. Pursuant to the termination agreement between Hudson United and Dime dated April 28, 2000, Dime will be required to pay Hudson United $92 million in total upon the closing of Washington Mutual's acquisition of Dime. Of the $92 million, $15 million was paid to Hudson United on June 27, 2001, which represented the minimum amount Dime was required to pay. The income statement impact of the $15 million was recorded in 2000. The remaining $77 million is payable upon the closing of the merger, which is expected in the first quarter of 2002, and Hudson United expects to recognize that amount as income when the merger closes. Hudson United expects to incur expenses of approximately $12 million, which are contingent upon the closing of the merger, which it plans to recognize at the time the final termination fee is paid. The net final payment of approximately $65 million represents about $45.5 million on an after tax basis. The funds received will supplement capital ratios and will be available to repurchase stock, retire debt or for other corporate purposes.

Hudson United Bancorp extended the Company's stock repurchase program in June of 2001 until December 31, 2002, and during such period authorized the repurchase of up to 4.7 million shares which represent approximately 10 percent of the Company's outstanding shares. Under the program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions at generally prevailing market prices and the shares may be used for stock dividends, employee stock programs and other corporate purposes.

NET INTEREST INCOME

Net interest income for the third quarter of 2001 was $70.6 million and the net interest margin was 4.57%. Net interest income was $213.0 million and net interest margin was 4.71% for the nine months ended September 2001. Net interest income was $75.8 million with a net interest margin of 4.47% for the comparable third quarter of 2000 and $248.2 million with a net interest margin of 4.17% for the same nine-month period in 2000.

The net interest margin in the third quarter of 2001 reflected a temporary increased investment during the quarter in money market securities. This generated a positive net interest spread over certain short-term certificates of deposit acquired at a discount in the quarter from First International Bank. These securities and certificates of deposit matured before the end of the third quarter. The net interest income and net interest margin in the third quarter of 2001 also reflect the Company's investment of $125 million of interest earning assets in bank owned life insurance during June of 2001, which shifted revenue from a financial reporting standpoint from interest income into noninterest income. The changes in net interest income and net interest margin for the three quarters of 2001 compared to the comparable period in the prior year were primarily attributable to the Company's balance sheet restructuring program in 2000 and its stock repurchase program.

NONINTEREST INCOME (excluding security gains (losses))

Noninterest income was $27.4 million for the third quarter of 2001 and $71.9 million for the nine-months ended September 30, 2001. Noninterest income was $25.7 million for the third quarter of 2000 and $68.0 million for the nine-month period ended September 30, 2000. The increase in the third quarter of 2001 was due primarily to the continuing increases in credit card fees, as a result of growth in the Company's private label credit card business, and increased retail service fees and the investment in bank owned life insurance. The increase for the nine months of 2001 compared to the same period last year was due mainly to higher retail service fees. Noninterest income was 28% of total revenue for the third quarter and 25% for the nine months ended September 30, 2001.

NONINTEREST EXPENSE

Noninterest expense was $58.8 million for the third quarter of 2001 compared to $58.7 million for the third quarter of 2000. Noninterest expense for the first nine months of 2001 was $169.8 million compared to $172.7 million in the comparable period of 2000. Noninterest expense in the third quarter of 2001 reflected an increase in non-payroll related expenses. These costs were for business development initiatives and expanded infrastructure to support business line opportunities. These expenses were partially offset by decreases in other expense categories. The decline in noninterest expenses for the nine months ended 2001 compared to the prior period of 2000 was due primarily to cost savings and efficiencies that resulted from consolidating acquisitions that were made in prior years. The efficiency ratios for the third quarter and first nine months of 2001 were 55.2% and 55.0%, respectively.

INCOME TAXES

During valuation reviews in 2000, the Company established a $2.9 million valuation allowance against capital losses resulting from the sale of securities in 2000. Primarily as a result of a reduction in the allowance due to gains from the sale of securities and a higher level of tax exempt income resulting from an investment in bank owned life insurance, the Company had a lower effective tax rate and a lower provision for income taxes in the third quarter and first nine months of 2001 compared to the comparable periods in 2000. The effective tax rate was 29.0% for the third quarter of 2001 and 29.3% for the first nine months of 2001. The effective tax rate on operating earnings was 33.5% for both the third quarter and first nine months of 2000.

PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES AND ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

The provision for possible loan and lease losses was $18.0 million for both of the nine-month periods ended September 30, 2001 and 2000. The Allowance for Possible Loan and Lease Losses ("the Allowance") was $77.7 million at September 30, 2001 and $95.2 million at December 31, 2000. The Allowance at September 30, 2001 represented 158% of nonperforming loans and 1.62% of total loans. The Allowance at year-end 2000 represented 164 % of nonperforming loans and 1.80 % of total loans.

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

     o    actual losses

     o    peer comparisons with other financial institutions

     o economic data associated with the real estate market in the Company's area of operations

     o opportunities to dispose of marginally performing loans for cash consideration

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at September 30, 2001.

During the first nine months of 2001, the Company purchased $157 million in credit card assets from a subsidiary of Transamerica Finance Co. The acquired reserve associated with these assets was $4.3 million.

At September 30, 2001, non-performing loans totaled $49.3 million, a decrease of $8.6 million when compared to $57.9 million at December 31, 2000. Non-performing assets were $ 55.3 million and $62.2 million at September 30, 2001 and December 31, 2000, respectively.

The following table presents the composition of non-performing assets and selected asset quality ratios at the dates indicated:(in thousands)



                                                              September 30, 2001   December 31, 2000
                                                              ------------------   -----------------
Nonaccrual Loans:
   Commercial ...............................................      $18,736             $18,313
   Real Estate ..............................................       29,178              38,793
   Consumer .................................................        1,361                 792
                                                                   -------             -------
     Total Nonperforming Loans ..............................      $49,275             $57,898
Other Real Estate Owned .....................................        6,061               4,318
                                                                   -------             -------
     Total Nonperforming Assets .............................      $55,336             $62,216
                                                                   =======             =======

Nonaccrual Loans  to Total Loans and Leases .................        1.02%               1.10%
Nonperforming Assets to Total Assets ........................        0.81%               0.91%
Allowance for Loan and Lease Losses to Nonperforming Loans ..         158%                164%


The following table shows loans past due 90 days or more and still accruing, along with applicable asset quality ratios (in thousands).


                                                              September 30, 2001   December 31, 2000
                                                              ------------------   -----------------
Loans Past Due 90 Days or More and Accruing
      Commercial ............................................     $ 2,377               $ 4,293
      Real Estate ...........................................       6,991                13,080
      Consumer ..............................................       3,098                 4,034
      Credit card ...........................................       7,946                 8,371
                                                                  -------               -------
          Total Past Due Loans ..............................     $20,412               $29,778
                                                                  =======               =======
As a percent of Total Loans and Leases ......................       0.42%                 0.56%
As a percent of Total Assets ................................       0.30%                 0.44%


The following table presents the activity in the allowance for possible loan and lease losses for the periods indicated:


                                                                 Summary of Activity in the Allowance
                                                                           By Loan Category
                                                                 ------------------------------------

                                                                   Nine Months Ended    Year Ended
                                                                        9/30/01          12/31/00
                                                                   -----------------    ----------
(Dollars in thousands)
Amount of Loans and Leases Outstanding at Period End .............    $4,811,518        $5,277,523
                                                                      ==========        ==========
Daily Average Amount of Loans and Leases Outstanding .............    $4,875,990        $5,470,763
                                                                      ==========        ==========
Allowance for Loan Losses
Balance at beginning of the period ...............................    $   95,180        $   98,749
Loans charged off:
     Real estate mortgages .......................................        (3,318)           (2,847)
     Commercial ..................................................       (18,049)           (8,778)
     Consumer ....................................................       (24,364)          (23,781)
                                                                      ----------        ----------
          Total loans charged off ................................    $  (45,731)       $  (35,406)
                                                                      ----------        ----------
Recoveries:
     Real estate mortgages .......................................           884               772
     Commercial ..................................................         1,042             1,822
     Consumer ....................................................         4,056             5,243
                                                                      ----------        ----------
          Total recoveries .......................................    $    5,982        $    7,837
                                                                      ----------        ----------

Net loans charged off * ..........................................    $  (39,749)       $  (27,569)
Provision for possible loan and lease losses .....................        18,000            24,000
Acquired reserves of credit card portfolios ......................         4,266                 -
                                                                      ----------        ----------
Balance at end of period .........................................    $   77,697        $   95,180
                                                                      ==========        ==========
Allowance for Loan and Lease Losses to Total Loans and Leases ....          1.62%             1.80%
                                                                      ==========        ==========
Annualized provision for possible loan and lease losses as a
   percentage of average loans and leases outstanding ............          0.49%             0.44%
                                                                      ==========        ==========
Annualized net loans charged off during period to average loans
   and leases outstanding ........................................          1.09%             0.50%
                                                                      ==========        ==========

* Net charge-offs in excess of the current provision in 2001 were related to loans acquired with the Company's 1999 acquisitions. The Company had recorded a special provision of $25 million in the fourth quarter of 1999 to cover potential charge-offs from the 1999 acquisitions.


FINANCIAL CONDITION

The Company's total assets were $6.8 billion at September 30, 2001, compared to $6.7 billion at June 30, 2001 and $6.8 billion at year-end 2000. Loan and lease categories consisting of commercial and financial; commercial real estate; consumer; and credit card loans totaled $3.9 billion at September 30, 2001, compared to $3.8 billion at both June 30, 2001 and December 31, 2000. These four categories represented 81% of loans and leases at September 30, 2001, an increase from 73% of loans and leases at December 31, 2000. The increase in loans in the third quarter of 2001 was primarily in consumer and credit card loans. Residential mortgage loans decreased by $499.4 million to $934.3 million at September 30, 2001, as compared to December 31, 2000. The decrease resulted from the securitization of loans during the first quarter of 2001, prepayments throughout the year to date and the Company's practice of selling all new originations in the secondary market. The decrease in residential mortgage loans was offset by increases in investment securities and related assets. In June 2001, the Company invested in separate account bank owned life insurance policies with a cash surrender value of $125 million to fund employee benefit costs. The cash surrender value of these policies is recorded on the Company's balance sheet in other assets and the change in cash surrender value is recorded as other income on the Company's income statement.

Total deposits were $5.9 billion at September 30, 2001, compared to $5.8 billion at December 31, 2000. At September 30, 2001, borrowings amounted to $212.1 million, a decline from $358.9 million at December 31, 2000. Total stockholders' equity was $394.5 million at September 30, 2001 and $368.5 million at December 31, 2000. The change in stockholders' equity resulted primarily from $69.2 million of net income and a $35.2 million increase in accumulated other comprehensive income, offset by payment of cash dividends of $35.1 million and stock repurchases of $45.5 million.

MARKET RISK

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

In the second quarter of 2001 the Company entered into a series of interest rate swaps and floors (i.e., derivative contracts) to hedge the variability of the interest income of a pool of $600 million of its prime rate-based loans over a two year period. The notional amount of the derivative contracts totals $600 million.

The purpose of these contracts is to limit the volatility in the Company's net interest income and net interest margin in the event of changes in interest rates. Management did not enter into these contracts for speculative purposes. Under SFAS No.133, the Company has adopted hedge accounting for these contracts. SFAS No.133 states that the net payments under the contract should be recorded in interest income and the change in valuation of the contracts should be recorded in "accumulated other comprehensive income (loss)" in total stockholders' equity. Changes in interest rates will impact the cash flows and valuation of the derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario.

The Company is not aware of any current recommendations by the regulatory authorities that would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at September 30, 2001 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

                                 Ratios at             Minimum Regulatory
                            September 30, 2001   Guidelines for Well-Capitalized
                            ------------------   -------------------------------
Total Risk-Based Capital          10.53%                     10.0%
Tier 1 Risk-Based Capital          7.53%                      6.0%
Tier 1 Leverage Ratio              5.78%                      4.0%

PART II.  OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K - NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              Hudson United Bancorp




November 13, 2001            /s/ Kenneth T. Neilson
---------------------       ----------------------------------------------------
Date                        Kenneth T. Neilson
                            Chairman, President and Chief Executive Officer




November 13, 2001           /s/ William A. Houlihan
---------------------       ----------------------------------------------------
Date                        William  A. Houlihan
                            Executive Vice President and Chief Financial Officer