Form 10-K
period 2001-12-31
HUDSON UNITED BANCORP
filed 2002-03-15
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                            For the transition period
                       from _____________ to _____________


                         Commission file number 1-08660


                              HUDSON UNITED BANCORP
             -----------------------------------------------------
             (Exact name of registrant as specified in its Charter)


         NEW JERSEY                                  22-2405746
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or organization)


         1000 MACARTHUR BLVD.
          MAHWAH, NEW JERSEY                                 07430
   ----------------------------------------               ----------
   (Address of principal executive offices)               (Zip Code)


        Registrant's telephone number, including area code: (201)236-2600
                                                            -------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 4, 2002 was $1,334,540,302.


The number of shares of Registrant's common stock, no par value, outstanding as of March 4, 2002 was 45,383,583.

PART I

ITEM 1. BUSINESS

        (a)  General Development of Business

Hudson United Bancorp ("HUB" or "Registrant" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company was organized under the laws of New Jersey in 1982 by Hudson United Bank ("Hudson United" or the "Bank") for the purpose of creating a bank holding company to take advantage of the additional powers provided to bank holding companies. The Company directly owns Hudson United plus four additional subsidiaries, which are HUBCO Capital Trust I, HUBCO Capital Trust II, JBI Capital Trust I and Jefferson Delaware, Inc. In March 1999, the former Lafayette American Bank and Bank of the Hudson were merged into Hudson United. In addition, the shareholders of the Company on April 21, 1999 approved an amendment to the certificate of incorporation to change the name of the Company from HUBCO, Inc. to Hudson United Bancorp. The Company is also the indirect owner, through Hudson United, of nine subsidiaries. All of the assets and liabilities of the subsidiaries of the Company and the Bank are consolidated on the balance sheet of the Company for shareholder reporting purposes. A further description of these subsidiaries is contained in the section "Other Subsidiaries" in this current document.

At December 31, 2001, HUB, through its subsidiaries, had total deposits of $6.0 billion, total loans and leases ("loans") of $4.4 billion and total assets of $7.0 billion. HUB ranked third among commercial banks and bank holding companies headquartered in New Jersey in terms of asset size at December 31, 2001. Hudson United operates over 200 branches throughout New Jersey, Connecticut, lower New York State and eastern Pennsylvania.

Hudson United is a full service commercial bank and offers the services generally provided by commercial banks of similar size and character, including imaged checking, savings, and time deposit accounts, 24-hour telephone banking, internet banking, trust services, cash management services, merchant services, safe deposit boxes, insurance, stock, bond, and mutual fund sales, secured and unsecured personal and commercial loans, residential and commercial real estate loans, and international services including import and export financing, foreign currency purchases and letters of credit. The Bank's deposit accounts are competitive with those of other banks and include checking, savings, money market accounts and a variety of interest-bearing transaction accounts. In the lending area, the Bank primarily engages in commercial lending, commercial real estate lending, consumer lending primarily consisting of home equity loans and auto loans and "private label" credit card programs for certain retailers and other businesses. Most of the Company's loans are secured by commercial real estate, residential real estate or other assets of borrowers.

The Company's main focus is on building banking relationships with individuals, and small and medium sized businesses. Management attempts to differentiate the Company from competitors by creating a superior "customer experience". In addition, the Company believes its ability to supply the services of a large institution with the personal touch of a small community bank represents a competitive advantage.

     Recent Change in Asset Size

The Company's total assets at December 31, 2001 were $7.0 billion, which represented a slight increase in its total assets from the prior year, which were $6.8 billion at December 31, 2000. This increase was due to increases in investment securities of $935.8 million and other assets of $126.6 million being offset in part by a decrease of $896.6 million in residential mortgage loans. The increase in securities and the decline in residential mortgage loans was due primarily to residential mortgage loan securitizations of $668.5 million during 2001. The increase in other assets was due primarily to the Company's investment of $125 million in bank owned life insurance during June 2001. The Company's primary focus in 2001 was on core business growth. Management focused on executing its business strategies and in providing superior customer service. In addition, during the year the Company's management team was strengthened through the hiring of various senior and executive managers. The managers brought to Hudson United diverse experience from a wide range of financial institutions.

The Company's total assets at December 31, 2000 were $6.8 billion, which represented a significant reduction in its total assets from the prior year, which were $9.7 billion at December 31, 1999. The reduction in total assets was primarily the result of the Company's decision to implement a balance sheet deleveraging strategy, under which the Company sold a significant amount of its lower yielding investment securities portfolio and used the proceeds from such sale to reduce its borrowings. The Company implemented this deleveraging strategy to attempt to increase the Company's net interest margin, return on assets, return on equity and earnings per share through a stock repurchase program utilizing the capital which was freed up through the deleveraging while also reducing the Company's exposure to changes in interest rates (See Management's Discussion and Analysis).

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

The closing of the proposed merger was initially delayed, and the merger was eventually terminated in 2000, following the announcement by North Fork Bancorporation of an unsolicited acquisition bid for Dime. The initial delay and the eventual termination of the merger had a negative impact on the Company's growth and profitability during 1999 and 2000.

Under the terms of the merger termination agreement between Dime and the Company, Dime was required to pay the Company a minimum merger termination fee of $15 million on or before October 28, 2001. Dime was also required to pay additional amounts to the Company on or before October 28, 2001, up to a maximum amount of $92 million, in the event that Dime entered into certain transactions with third parties involving a sale by Dime of a substantial portion of its assets, a significant subsidiary, Dime itself or the acquisition of a certain percentage of Dime's outstanding common stock. HUB recognized the minimum termination fee payable from Dime as revenue when the pending merger was terminated in 2000, which revenue was less than the expenses incurred by the Company in the terminated merger. In June 2001, Dime agreed to merge with Washington Mutual, Inc. Pursuant to the above mentioned termination agreement, Dime was required to pay Hudson United $77 million upon the closing of the merger with Washington Mutual. The merger of Dime and Washington Mutual closed in January of 2002. The Company recognized the additional $77 million of termination payments as revenue in the first quarter of 2002. The Company also recorded in the first quarter of 2002 approximately $15 million of expenses related to the terminated merger including financial advisor fees, acceleration of employee retention awards and other expenses.

     Acquisition Activity by the Company

The Company did not complete any acquisitions of other companies in 2001 or 2000.

The Company entered into agreements at several times in 2001 to purchase third party credit card assets from a subsidiary of Transamerica Finance Company. As of December 31, 2001, the Company had paid total consideration of $161.4 million for $157.0 million of these assets, with an associated premium of $4.4 million that is being amortized over five years. In August 2001, the Company assumed deposit liabilities from First International Bank in the amount of $272.8 million at a discount of $0.5 million. These were deposit liabilities were primarily short term brokered deposits.

The Company completed six acquisitions in 1999, and had completed a total of 31 acquisitions since October 1990. The Company increased its total assets over this period from $550 million to $7.0 billion, and increased its branch network from 15 branches to over 200 branches, primarily as a result of these acquisitions.

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

On December 1, 1999, the Company completed its purchase of loans (approximately $148 million) and other financial assets, as well as assumed the deposit liabilities (approximately $112 million) of Advest Bank and Trust. In addition, a strategic partnership with Advest, Inc. was consummated on October 1, 1999, in which Hudson United Bank became the exclusive provider of banking products and services to the clients of Advest, Inc. That agreement was terminated in 2000 due to Advest's acquisition by a third party.

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

     Summary of Acquisitions

The following chart summarizes the acquisitions undertaken by the Company since October 1990. The amounts shown as "Purchase Price" represent either cash paid or the market value of securities issued by Hudson United Bancorp to the shareholders or owners of the acquired entity:


                                                                                                     Loans
                                                               Purchase            Deposits        Purchased
                                                                Price               Assumed       or Acquired    Branches
INSTITUTION                                                 (in millions)         (in millions)   (in millions)  Acquired
-------------------------------------------------------------------------------------------------------------------------
Mountain Ridge State Bank .............................       $   0.3             $  47             $  12           1
Meadowlands National Bank .............................           0.4                36                22           3
Center Savings and Loan ...............................           0.1                90                79           1
Irving Federal Savings and Loan .......................           0.1               160                62           5
Broadway Bank and Trust ...............................           3.4               346                10           8
Pilgrim State Bank ....................................           6.0               123                47           6
Polifly Federal Savings and Loan ......................           6.2               105                 1           4
Washington Savings Bank ...............................          40.5               238               169           8
Shoppers Charge Accounts ..............................          16.3                --                56          --
Jefferson National Bank ...............................           9.7                85                42           4
Urban National Bank ...................................          38.2               204                90           9
Growth Financial Corp .................................          25.6               110               102           3
CrossLand Federal Savings Branches ....................           3.0                60                 1           3
Lafayette American Bank & Trust .......................         120.0               647               548          19
Hometown Bancorporation, Inc. .........................          31.6               162                99           2
UST Bank, CT ..........................................          13.7                95                70           4
Westport Bancorp, Inc. ................................          67.8               259               183           7
The Bank of Southington ...............................          26.7               122                85           2
Security National Bank & Trust ........................          11.0                77                48           4
Poughkeepsie Financial ................................         136.0               611               648          16
MSB Bancorp ...........................................         115.0               686               375          16
First Union Branches ..................................          32.0               320                 1          23
Community Financial ...................................          29.6               137                87           8
Dime Financial ........................................         201.0               817               374          11
IBS Financial .........................................         227.0               560               218          10
FNB Branch Purchase ...................................           9.1               151                --           1
Little Falls Bancorp, Inc. ............................          55.0               234               153           6
Lyon Credit Corporation ...............................      not disclosed           --               350          --
Advest Bank & Trust Assets/Liabilities ................           2.0               112               148          --
JeffBanks, Inc. .......................................         371.0             1,380             1,429          32
Southern Jersey Bancorp ...............................          54.0               382               213          17

The Company believes that its profitability and its financial condition was significantly impacted by its acquisition strategy and by the consummation of its acquisitions. From 1990 to 2001 the Company's return on average assets increased from less than 1% to 1.5% and its return on average equity increased from less than 10% to 25%.

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

     Stock Repurchases by the Company in 2001 and 2000

In November 1993, the Company's Board of Directors authorized management to repurchase up to 10 percent of its outstanding common stock each year. The program may be discontinued or suspended at any time, and there is no assurance that the Company will purchase the full amount authorized. The acquired shares are to be held in treasury and to be used for stock option and other employee benefit plans, stock dividends, or in connection with the issuance of common stock in future acquisitions. In June 2000, the Company's Board of Directors authorized the repurchase of up to 20% of the Company's outstanding shares. During 2000, the Company purchased 9.4 million treasury shares at an aggregate cost of $l93.3 million,of which 5.2 million shares were reissued for stock dividends, stock options and other employee benefit plans. In June 2001, the Company's Board of Directors extended the Company's stock repurchase program until December 2002 and authorized additional repurchases of up to 10% of the Company's outstanding shares.

During 2001, the Company purchased 2.3 million treasury shares at an aggregate cost of $56.3 million. During 2001, 179,209 shares were reissued for stock options. At December 31, 2001, there were 45.8 million shares of the Company's common stock outstanding.

     Other Subsidiaries

In addition to Hudson United Bank, the Company directly owns four consolidated subsidiaries that were established for the purpose of issuing and servicing the capital trust securities of the Company which enhance the regulatory capital of the Company. They are HUBCO Capital Trust I, HUBCO Capital Trust II, JBI Capital Trust I, and Jefferson Delaware, Inc.

The Company is also the indirect owner, through Hudson United, of the following nine consolidated subsidiaries.

In 1997, Hudson United established a directly owned subsidiary called HUB Mortgage Investments, Inc. At December 31, 2001, $578.3 million of mortgage loans and $851.1 million in mortgage-related investment securities of Hudson United were being managed by this subsidiary, which operates as a real estate investment trust. This subsidiary was established to manage the Company's mortgage-related assets and assist in managing its state income tax liability.

In 1987, Hudson United established a directly owned subsidiary called Hendrick Hudson Corp. As of December 31, 2001, no Hudson United assets are being managed by Hendrick Hudson Corp. of New Jersey. This subsidiary was established to manage the Company's investment portfolio and assist in managing its state income tax liability.

In 1998 Hudson United established NJ Investments of Delaware, Inc. As of December 31, 2001, $474.2 million of Hudson United's investment portfolio was being managed by NJ Investments of Delaware, Inc. This subsidiary was established to manage the Company's investment portfolio and assist in managing its state income tax liability.

Hudson United owns five subsidiaries that were established for the purpose of holding real estate assets. They are -- Lafayette Development Corp., Plural Realty, Inc., PSB Associates, Inc., AMBA Realty Corporation and Riverdale Timber Ridge, Inc.

All of the assets and liabilities of the subsidiaries are consolidated in the Company's financial statements.

Hudson Trader Brokerage Services, Inc., which was established in 1991, is a subsidiary that was engaged in brokerage services. This subsidiary is inactive and is expected to be officially dissolved in 2002.

In 1983, HUB formed a directly owned subsidiary called HUB Financial Services, Inc., which was a wholly owned data processing subsidiary. In 1995, HUB sold 50% of the stock in HUB Financial Services, Inc. to United National Bank, a New Jersey based institution. HUB simultaneously made a capital contribution of the remaining 50% to Hudson United Bank. Simultaneously with the sale of 50% to United National Bank, the name of HUB Financial Services, Inc. was changed to United Financial Services, Inc.("UFS"). UFS ceased to provide data processing and imaged check processing services to both of its owner banks in October 1999. The Company currently outsources such services to an independent third party provider of such data processing and other services. The Company's investment in UFS is zero and UFS is expected to be officially dissolved in 2002.

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

As of December 31, 2001, the Bank's capital ratios exceed the requirements to be considered a well capitalized institution under the FDIC regulations.

Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with that category. A minimum risk-based capital to risk based assets ratio of 8.00% must be attained. At least one half of an institution's total risk-based capital must consist of Tier 1 capital, and the balance may consist of Tier 2, or supplemental capital. Tier 1 capital consists primarily of common stockholders' equity along with preferred or convertible preferred stock and qualifying trust preferred securities, minus goodwill. Tier 2 capital consists of an institution's allowance for loan and lease losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for loan and lease losses which is considered Tier 2 capital is limited to 1.25% of an institution's risk-based assets. As of December 31, 2001, HUB's total risk-based capital ratio was 10.51% and its tier 1 risk-based capital ratio was 7.53%.

In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-to-200 basis points above the 3% minimum. As of December 31, 2001, HUB had a leverage capital ratio of 5.75%.

HUB and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HUB's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, HUB and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators as to components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that HUB and its subsidiary bank meet all capital adequacy requirements to which they are subject.

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

Restrictions on Dividend Payments, Loans, or Advances

The holders of HUB's common stock will receive dividends only when, and if such dividends are declared by the Board of Directors of HUB out of funds legally available, subject to the preferential dividend rights of any preferred stock that may be outstanding from time to time.

The only statutory limitation is that such dividends may not be paid when HUB is insolvent. Because funds for the payment of dividends by HUB come primarily from the earnings of HUB's bank subsidiary, as a practical matter, restrictions on the ability of Hudson United to pay dividends act as restrictions on the amount of funds available for the payment of dividends by HUB.

Certain restrictions exist regarding the ability of Hudson United to transfer funds to HUB in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. As of December 31, 2001 the maximum amount available for distribution to HUB from Hudson United was $556.3 million, subject to regulatory capital limitations.

HUB is also subject to Federal Reserve Bank ("FRB") policies which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment which would reduce a holding company's capital below these minimum amounts.

Under Federal Reserve regulations, Hudson United is limited as to the amounts it may loan to its affiliates, including HUB. All such loans from the Bank are required to be collateralized by specific assets owned by HUB or affiliates..

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

Recent Legislation

As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "Act"). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Treasury regulations implementing the due diligence requirements must be issued no later than April 24, 2002. Whether or not regulations are adopted, the law becomes effective July 23, 2002. Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have a Bank Secrecy Act compliance program.

The Act also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

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

     (c) Narrative Description of Business

HUB exists primarily to hold the stock of its subsidiaries. At December 31, 2001, HUB had 5 wholly-owned subsidiaries including Hudson United. In addition, HUB, through Hudson United, indirectly owns 9 additional wholly-owned subsidiaries. The historical growth of, and regulations affecting, each of HUB's direct and indirect subsidiaries is described in Item 1(a) above, which is incorporated herein by reference.

HUB is a legal entity separate from its subsidiaries. The stock of Hudson United is HUB's principal asset. Dividends from Hudson United are the primary source of income for HUB. As explained above in Item 1(a), legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Bank to HUB.

At December 31, 2001, HUB, through its subsidiaries, had total deposits of $6.0 billion, total loans of $4.4 billion and total assets of $7.0 billion. HUB ranked third among commercial banks and bank holding companies headquartered in New Jersey in terms of asset size at December 31, 2001. The Bank operates branch offices throughout the state of New Jersey; in the Hudson Valley area of New York State; in southern Connecticut in the areas between Greenwich and Hartford; and in Philadelphia and surrounding areas in Pennsylvania.

Hudson United is a full service commercial bank and offers the services generally provided by commercial banks of similar size and character, including imaged checking, savings, and time deposit accounts, 24-hour telephone banking, internet banking, trust services, cash management services, merchant services, safe deposit boxes, insurance, stock, bond, and mutual fund sales, secured and unsecured personal and commercial loans, residential and commercial real estate loans, and international services including import and export financing, foreign currency purchases and letters of credit. The Bank's deposit accounts are competitive with those of other banks and include checking, savings, money market accounts and a variety of interest-bearing transaction accounts. In the lending area, the Bank primarily engages in commercial lending, commercial real estate lending, consumer lending primarily consisting of home equity loans and auto loans and "private label" credit card programs for certain retailers and other businesses. Most of the Company's loans are secured by commercial real estate, residential real estate or other assets of borrowers.

The Company's main focus is on building banking relationships with individuals, and small and medium sized businesses. Management attempts to differentiate the Company from competitors by creating a superior "customer experience". In addition, the Company believes its ability to supply the services of a large institution with the personal touch of a small community bank represents a competitive advantage.

Hudson United offers a variety of trust services. At December 31, 2001, Hudson United's Trust Department had approximately $930.9 million of assets under management or in its custodial control.

There are numerous commercial banks headquartered in New Jersey, Connecticut, Pennsylvania and New York, which compete in the market areas serviced by the Company. In addition, large out-of-state banks compete for the business of residents and businesses located in the Company's primary market. A number of other depository institutions compete for the business of individuals and commercial enterprises including savings banks, savings and loan associations, brokerage houses, financial subsidiaries of other industries and credit unions. Other financial institutions, such as mutual funds, consumer finance companies, factoring companies, and insurance companies, also compete with the Company for loans or deposits. Competition for depositors' funds, for creditworthy loan customers and for trust business is intense.

Despite intense competition with institutions commanding greater financial resources, the Bank has been able to attract deposits, extend loans, sell its services and operate at a strong level of performance.

Hudson United has focused on becoming an integral part of the communities it serves. Officers and employees are incented to meet the needs of their customers and to meet the needs of the local communities served.

The Company had 1,777 full-time equivalent employees as of December 31, 2001.

     (d) Financial Information about foreign and domestic operations and export sales.

         Not Applicable

     (e) Executive Officers of the Registrant

The following table sets forth certain information as to each executive officer of the Company who is not a director.

                                  Executive
Name, Age and                    Officer of
Position with                    the Company
the Company                          Since      Principal Position
--------------------------------------------------------------------------------

Joseph Barr, 52 .................    2001       Executive Vice President,
                                                Retail Banking

William R. Coda, 44 .............    2000       Executive Vice President,
                                                Human Resources and
                                                Professional Development

William A. Houlihan, 46 .........    2001       Executive Vice President, and
                                                Chief Financial Officer

James Mayo, 62 ..................    2000       Executive Vice President,
                                                Operations and Technology

Thomas R. Nelson, 57 ............    1998       Executive Vice President;
                                                Private Label Credit Card

Thomas J. Shara, 44 .............    1995       Executive Vice President and
                                                Senior Loan Officer

D. Lynn Van Borkulo-Nuzzo, 52 ...    1995       Executive Vice President and
                                                Corporate Secretary

     (f) Statistical Disclosure Required Pursuant to Securities Exchange Act, Industry Guide 3

The statistical disclosures for a bank holding company required pursuant to Industry Guide 3 are contained on the following pages of this Report on Form 10K.

ITEM 2. PROPERTIES

The corporate headquarters of the Company and the Bank is located in a three story facility in Mahwah, New Jersey. HUB owns the building which is approximately 64,350 square feet and houses the executive offices of the Company and its subsidiaries. Hudson United occupied 201 branch offices as of December 31, 2001, of which 97 are owned and 104 are leased.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, lawsuits and claims may be brought by and may arise against HUB and its subsidiaries. In the opinion of management, no legal proceedings which have arisen and which are presently pending or threatened against HUB or its subsidiaries, when resolved, will have a material adverse effect on the business or financial condition of HUB or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of HUB during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2001, the Company had approximately 7,670 shareholders of record.

The Company's common stock is listed on the New York Stock Exchange under the symbol of "HU". The following represents the high and low closing sale prices from each quarter during the last two years. The numbers have been restated to reflect all stock dividends.

                                                         2001
                                               --------------------------
                                                  High            Low
                                               ----------        --------
         1st Quarter .....................       $23.42           $20.00
         2nd Quarter .....................        26.20            21.50
         3rd Quarter .....................        28.80            25.01
         4th Quarter .....................        29.33            25.02

                                                         2000
                                               --------------------------
                                                  High              Low
                                               ----------        --------
         1st Quarter .....................       $22.61           $16.42
         2nd Quarter .....................        24.77            17.67
         3rd Quarter .....................        25.11            20.34
         4th Quarter .....................        24.27            17.27

The following table shows the per share quarterly cash dividends paid upon the common stock over the last two years, restated to give retroactive effect to stock dividends.

                     2001                                      2000
                     ----                                      ----

         March .............   $0.250               March ...........   $0.227
         June ..............    0.250               June ............    0.227
         September .........    0.250               September .......    0.227
         December ..........    0.260               December ........    0.250

ITEM 6. SELECTED FINANCIAL DATA
(In Thousands Except For Per Share Amounts)

The following selected financial data should be read in conjunction with HUB's Consolidated Financial Statements and the notes presented elsewhere herein.

Results reported in this table for years other than 2001 have been restated to reflect pooling of interest transactions. Reference should be made to footnote 2, Business Combinations, of the Financial Statements for a discussion of recent acquisitions that affect the comparability of the information contained in this table.


($ 000) except per share data                        2001            2000            1999            1998            1997
                                                     ----            ----            ----            ----            ----
Net Interest Income ..........................  $   285,366      $  319,726     $   343,066     $   328,850     $   326,544
Provision for Possible Loan and Lease
   Losses ....................................       34,147          24,000          52,200          35,607          24,442
Net Income ...................................       94,461          49,821          69,338          26,751          83,995
Per Share Data(1)
Earnings Per Share:
   Basic .....................................         2.02            0.93            1.21            0.46            1.41
   Diluted ...................................         2.00            0.92            1.18            0.44            1.35
Cash Dividends - Common ......................         1.01            0.93            0.88            0.77            0.65

Balance Sheet Totals
 (at or for the year ended December 31,):
Total Assets .................................    6,999,535       6,817,226       9,686,286       8,897,775       8,649,847
Long Term Debt ...............................      248,300         248,300         257,300         257,300         210,050
Average Assets ...............................    6,710,167       8,207,384       9,248,141       8,721,572       8,314,181
Average Deposits .............................    5,825,107       5,901,510       6,596,220       6,879,120       6,669,840
Average Equity ...............................      378,647         464,860         580,238         646,851         669,756


(1) Per share data is adjusted retroactively to reflect a 10% stock dividend paid December 1, 2000, a 3% stock dividend paid December 1, 1999, a 3% stock dividend paid September 1, 1998 and a 3% stock dividend paid December 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements Regarding Forward-Looking Information

This form 10-K, both in the Management Discussion & Analysis and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward looking terminology as "expect," "look," "believe," "anticipate," "consider," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, changes in interest rates, changes in economic conditions especially as they have been affected by recent developments, deposit and loan trends, loan quality, trends in loan loss provisions; changes in relationships with customers, failure to realize expected cost savings or revenue enhancements from changes in business strategies and acquisitions, and the effects of legal and regulatory provisions applicable to the Company and its competitors. Actual results may differ materially from the results discussed in these forward-looking statements. The Company assumes no obligation for updating any such forward-looking statements at any time.

     Acquisition Summary

The Company began its acquisition program in the fall of 1990. Since that time, the Company has completed 31 acquisitions. Through these acquisitions, the Company has grown from a $550 million asset banking company to a community banking franchise with $7 billion in assets. From 1990 to 2001 return on average assets increased from less than 1% to 1.5% and return on average equity increased from less than 10% to 25%. The acquisition program has been utilized to achieve efficiencies and to distribute the cost of new products and technologies over a larger asset base. It is the Company's philosophy that acquisitions should become accretive to earnings within a short time frame, generally within one year. The financial results of certain of these acquisitions are difficult to measure other than on an as-reported basis each quarter because stock for stock acquisitions accounted for using the pooling-of-interests method change historical results from those actually reported by the Company.

The Company did not complete any acquisitions of other companies in 2001 and 2000.

The Company entered into agreements at several times in 2001 to purchase credit card assets from a subsidiary of Transamerica Finance Company. As of December 31, 2001, the Company had paid total consideration of $161.4 million for $157.0 million of these assets, with an associated premium of $4.4 million that is being amortized over five years. In August 2001, the Company assumed deposit liabilities from First International Bank in the amount of $272.8 million at a discount of $0.5 million. These were primarily brokered time deposits.

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

On December 1, 1999, the Company acquired the loans (approximately $148 million) and other financial assets, as well as assumed the deposit liabilities (approximately $112 million) of Advest Bank and Trust. In addition, a strategic partnership with Advest, Inc. was consummated on October 1, 1999, in which Hudson United Bank became the exclusive provider of banking products and services to the clients of Advest, Inc. That agreement was terminated in 2000 due to Advest's acquisition by a third party.

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

     Special Charges Summary

In 2000 and 1999, the Company incurred one-time charges ("special charges") as detailed below. Further details relative to the special charges are discussed in the "Noninterest Income" and "Noninterest Expenses" sections that follow.

                                            Years Ended December 31,
 SPECIAL CHARGES                            ------------------------
 (IN THOUSANDS)                               2000           1999
                                            --------        --------
Merger related and restructuring
   charges .............................    $ 15,004       $ 32,031
Nonrecurring Operating Charges .........       7,000           --
Investment Security losses .............      63,619          5,162
Special provisions for loan losses .....       --            33,000
                                            --------       --------
Total special charges pre-tax ..........    $ 85,623       $ 70,193
                                            ========       ========
Total special charges after-tax ........    $ 58,472       $ 47,854
                                            ========       ========

     Results of Operations for the Years
     Ended December 31, 2001, 2000 and 1999

The Company reported net income of $94.5 million and fully diluted earnings per share of $2.00 in 2001. The Company had net income of $49.8 million and fully diluted earnings per share of $0.92 in 2000. Excluding special charges, operating earnings were $108.3 million and fully diluted earnings per share were $2.00 in 2000. The Company had net income of $69.3 million and fully diluted earnings per share of $1.18 in 1999. Excluding special charges, the Company had operating earnings of $117.2 million and fully diluted earnings per share of $2.00 in 1999.


                                                Years Ended December 31,
                                          --------------------------------------
                                             2001         2000           1999
                                          ---------    ---------       ---------
 Return on Average Assets ..............    1.41%         0.61%          0.75%
 Return on Average Assets
   (excluding special charges) .........    1.41%         1.32%          1.27%
 Return on Average Equity ..............   24.95%        10.72%         11.95%
 Return on Average Equity
   (excluding special charges) .........   24.95%        23.30%         20.20%
 Common Dividend Payout Ratio ..........   50.50%       101.09%         74.58%
 Common Dividend Payout Ratio
   (excluding special charges) .........   50.50%        46.50%         44.00%
 Average Stockholders' Equity to
    Average Assets Ratio ...............    5.64%         5.66%          6.27%

Average Balances, Net Interest Income, Yields, and Rates

                                                                 Years Ended December 31,
                               -----------------------------------------------------------------------------------------------------
For the Years Ending                      2001                               2000                              1999
                               ---------------------------------   -------------------------------  --------------------------------
                                 AVERAGE                YIELD/       AVERAGE                YIELD/     AVERAGE                YIELD/
      ($ 000)                    BALANCE     INTEREST    RATE        BALANCE      INTEREST   RATE      BALANCE      INTEREST   RATE
                               ----------   ---------  ---------   -----------    -------- -------  ------------   ---------  ------
ASSETS
Interest-bearing deposits
  with banks ................  $            $    --         --      $   --        $  --       --     $   17,441    $  1,132   6.49%
Federal funds sold ..........     108,026       3,241     3.00%          1,770         111  6.31%        76,672       4,980   6.50%
Securities-taxable ..........   1,195,549      81,646     6.83%      2,098,809     133,921  6.38%     3,328,654     204,937   6.16%
Securities-tax exempt (1) ...      38,487       2,628     6.83%         36,217       2,643  7.30%        85,184       7,249   8.51%
Loans (2) ...................   4,793,998     386,791     8.07%      5,470,763     475,672  8.69%     5,136,467     432,041   8.41%
                               ----------   ---------    -----      ----------    --------  ----     ----------    --------   ----
Total Earning Assets ........  $6,136,060   $ 474,306     7.73%     $7,607,559    $612,347  8.10%    $8,644,418    $650,339   7.52%

Cash and due from banks .....     226,551                              243,729                          273,926
 Allowance for loan losses ..     (85,311)                             (97,500)                         (79,095)
Premises and equipment ......     120,880                              129,502                          115,924
Other assets ................     311,987                              324,094                          292,968
                               ----------                           ----------                       ----------
TOTAL ASSETS ................  $6,710,167                           $8,207,384                       $9,248,141
                               ==========                           ==========                       ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

NOW/Money market deposit
  accounts ..................  $1,061,877   $  20,198     1.90%    $ 1,029,708    $ 23,035  2.24%    $1,199,059    $ 24,125   2.01%
Savings accounts ............   1,382,794      25,666     1.86%      1,504,151      38,506  2.56%     1,405,688      28,184   2.00%
Time deposits ...............   2,279,391     109,199     4.79%      2,192,996     112,290  5.12%     2,821,338     138,426   4.91%
                               ----------   ---------    -----     -----------    --------  ----     ----------    --------   ----
Total Interest-Bearing
  Deposits ..................   4,724,062     155,063     3.28%    $ 4,726,855    $173,831  3.68%    $5,426,085    $190,735   3.52%
Borrowings ..................     221,123       9,020     4.08%      1,575,481      93,564  5.94%     1,722,512      88,902   5.16%
Long-term debt ..............     248,300      20,914     8.42%        253,882      21,188  8.35%       257,218      21,873   8.50%
                               ----------   ---------    -----     -----------    --------  ----     ----------    --------   ----
Total Interest-Bearing
  Liabilities ...............   5,193,485     184,997     3.56%    $ 6,556,218    $288,583  4.40%    $7,405,815    $301,510   4.07%
Demand deposits .............   1,101,045                            1,174,655                        1,170,135
Other liabilities ...........      36,990                               11,651                           91,953
Stockholders' equity ........     378,647                              464,860                          580,238
                               ----------                          -----------                       ----------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ......  $6,710,167                          $ 8,207,384                       $9,248,141
                               ==========                          ===========                       ==========
NET INTEREST INCOME .........               $ 289,309                             $323,764                         $348,829
                                            =========                             ========                         ========
NET INTEREST MARGIN (3) .....                             4.71%                             4.26%                             4.04%
                                                          ====                              ====                              ====


(1) The tax equivalent adjustments for the years ended December 31, 2001, 2000 and 1999 were $920, $925 and $2,245, respectively, and are based on a tax rate of 35%.

(2) The tax equivalent adjustments for the years ended December 31, 2001, 2000 and 1999 were $3,023, $3,113 and $3,518, respectively, and are based on a tax rate of 35%. Average loan balances include nonaccrual loans and loans held for resale.

(3) Represents tax equivalent net interest income divided by interest-earning assets.

THE FOLLOWING TABLE PRESENTS THE RELATIVE CONTRIBUTION OF CHANGES IN VOLUMES AND CHANGES IN RATES TO CHANGES IN NET INTEREST INCOME FOR THE PERIODS INDICATED. THE CHANGE IN INTEREST INCOME AND INTEREST EXPENSE ATTRIBUTABLE TO THE COMBINED IMPACT OF BOTH VOLUME AND RATE HAS BEEN ALLOCATED PROPORTIONATELY TO THE CHANGE DUE TO VOLUME AND THE CHANGE DUE TO RATE (IN THOUSANDS):

Changes in Taxable Equivalent Net Interest Income-Rate/Volume Analysis


                                               INCREASE/(DECREASE)                       INCREASE/(DECREASE)
                                     ---------------------------------------      ------------------------------------
For the Years Ending December 31,                2001 OVER 2000                            2000 OVER 1999
                                     ---------------------------------------      ------------------------------------
                                        VOLUME         RATE         TOTAL          VOLUME        RATE         TOTAL
                                     ------------    ---------    ----------      ---------    ----------   ----------
Loans                                $ (54,603)      $(34,278)    $ (88,881)      $ 29,050      $ 14,581    $  43,631
Securities-taxable                     (61,685)         9,410       (52,275)       (78,355)        7,339      (71,016)
Securities-tax exempt                      155           (170)          (15)        (3,575)       (1,031)      (4,606)
Federal funds sold                       3,188            (58)        3,130         (4,869)            0       (4,869)
Interest bearing deposits                 --             --            --           (1,131)            0       (1,131)
                                     ---------       --------     ---------       --------      --------    ---------
Total interest income                $(112,945)      $(25,096)    $(138,041)      $(58,880)     $ 20,889    $ (37,991)
                                     ---------       --------     ---------       --------      --------    ---------
NOW/Money market deposit accounts    $     612       $ (3,449)    $  (2,837)      $ (3,793)     $  2,703    $  (1,090)
Savings                                 (2,253)       (10,587)      (12,840)         2,521         7,801       10,322
Time deposits                            4,139         (7,230)       (3,091)       (32,171)        6,035      (26,136)
Short-term borrowings                  (55,241)       (29,304)      (84,545)        (8,734)       13,396        4,662
Long-term debt                            (470)           197          (273)          (279)         (405)        (684)
                                     ---------       --------     ---------       --------      --------     --------
Total interest expense               $ (53,213)      $(50,373)    $(103,586)      $(42,456)     $ 29,530    $ (12,926)
                                     ---------       --------     ---------       --------      --------    ---------
Net Interest Income                  $ (59,732)      $ 25,277     $ (34,455)      $(16,424)     $ (8,641)   $ (25,065)
                                     =========       ========     =========       ========      ========    =========

Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid on interest bearing liabilities. The principal earning assets are the loan portfolio, comprised of commercial loans to businesses, mortgage loans to businesses and individuals, consumer loans (such as car loans, home equity loans, etc.) and credit card loans; and the investment securities portfolio. The securities portfolio is invested primarily in U.S. Government Agency securities, U.S. Government Agency mortgage-backed securities and mortgage-related securities. Cash received from deposits and borrowings not required to fund loans and other assets are invested primarily in investment securities. The principal interest bearing liabilities are deposit accounts and borrowings.

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

Net interest income on a FTE basis was $289.3 million for 2001 compared to $323.8 million for 2000 and $348.8 million for 1999. The decrease in net interest income in 2001 compared to 2000 was due to a $1.5 billion decrease in average interest-earning assets, partially offset by an increase in the net interest margin of 45 basis points. The decrease in average interest-earning assets was mainly due to a lower average volume of investment securities due to the Company's deleveraging program. The decline in net interest income in 2000 compared to 1999 was due to a $1.04 billion decrease in average interest-earning assets, partially offset by a 22 basis point increase in the net interest margin.

Net Interest Margin

Net interest margin is computed by dividing net interest income on a FTE basis by average interest-earning assets. The Company's net interest margin was 4.71% in 2001 compared to 4.26% in 2000 and 4.04% in 1999. The 45 basis point increase in net interest margin in 2001 from 2000 was due mainly to lower interest rates paid on deposits and borrowings that exceeded the decrease in interest rates on interest earning assets. The 22 basis point increase in net interest margin in 2000 from 1999 was primarily due to an improvement in the asset mix, caused by an increase in average loans and a decrease in lower yielding investment securities, offset in part by higher interest rates paid on deposits and borrowings.

Noninterest Income

Noninterest income, excluding security gains/(losses) and trading asset gains was $98.1 million for 2001, $89.7 million for 2000 and $89.9 million for 1999. The increase in 2001 compared to 2000 was primarily due to increases in credit card fees, as a result of the Company's growth in the private label credit card business, increased retail service fees and the Company's investment in separate account bank owned life insurance in June 2001. In 2000, deposit account service fees grew 7% which was offset by declines in credit card and non-deposit related fee income. Noninterest income, excluding security gains/(losses) and trading asset gains, as a percentage of total net revenue (net interest income plus non interest income excluding gains and losses on securities and trading asset gains) was 26% in 2001, 22% in 2000, and 21% in 1999. Included in noninterest income for 2000 is a $63.6 million pre-tax special charge, related to the Company's balance sheet deleveraging program.

Noninterest Expenses

Noninterest expense, excluding special charges, decreased to $227.2 million in 2001 from $228.0 million in 2000 and $239.3 million in 1999. The decline in expense in 2001 was due primarily to cost savings related to efficiencies in operations partially offset by higher business development expenses. The decrease in expenses to $228.0 million in 2000 from $ 239.3 million in 1999 was due primarily to cost savings related to the JeffBanks and Southern Jersey Bancorp acquisitions.

Salary and benefit expense was $83.5 million in 2001, $89.9 million in 2000 and $102.7 million in 1999. The decline in 2001 compared to 2000, and in 2000 compared to 1999, was due to efficiencies realized in staff and support functions and consolidation of benefit plans.

Equipment expense was $18.6 million in 2001 as compared to $20.4 million in 2000 and $14.7 million in 1999. The lower expense in 2001 when compared to 2000 resulted mainly from efficiencies achieved after system conversion of the 1999 acquisitions was completed. The higher expense in 2000 when compared to 1999 resulted mainly from improvements in the Company's technological infrastructure.

Outside services expense was $50.4 million in 2001 as compared to $43.9 million in 2000 and $48.8 million in 1999. The increase in 2001 from 2000 resulted primarily from higher expenses related to developing and supporting the Company's business lines, paid primarily to third party data and item processing companies. The increase in 2000 compared to 1999 resulted from a $4.5 million decrease in professional fees.

Amortization of intangibles expense was $15.1 million in 2001, $15.5 million in 2000 and $14.9 million in 1999. Refer to the Recent Accounting Standards portion of the Notes to Consolidated Financial Statements for further discussion of intangible amortization.

There were no merger related and restructuring costs in 2001. Merger related and restructuring costs were $15.0 million and other nonrecurring operating charges were $7.0 million in 2000 primarily related to the terminated Dime merger of equals. These merger related and restructuring costs include the approximate amounts of $4.8 million for the recognition of severance benefits and consulting agreements, $2.0 million for stay pay obligations to current employees, $2.0 million for payments and reserves for the settlements of pre-existing litigation at acquired institutions and $4.2 million for the recognition of obligations for which the bank will not receive future benefits. The balance of the expenses are comprised of building writedowns and miscellaneous expenses including search fees, advisor expenses, and other miscellaneous items. The nonrecurring operating charges include $3.7 million related to the change to a new outsource service provider, $2.0 million for planned branch consolidation, and $1.3 million for the recognition of obligations for which the Bank will not recover future benefits.

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

Federal Income Taxes

During valuation reviews in 2000, the Company established a $2.9 million valuation allowance against capital losses resulting from the sale of securities in 2000. Primarily as a result of a reduction in the allowance due to gains from the sale of securities and a higher level of tax exempt income resulting from an investment in bank owned life insurance, the Company had a lower effective tax rate and a lower provision for income taxes in 2001 compared to 2000 and 1999. The effective tax rate was 29.2% in 2001, 35.1% in 2000 and 36.0% in 1999.

Financial Condition

Total assets at December 31, 2001 were $7.0 billion, an increase from total assets at December 31, 2000 of $6.8 billion. This increase was due to increases in investment securities of $935.8 million and other assets of $126.6 million being offset in part by a decrease of $896.6 million in residential mortgage loans. The increase in securities and the subsequent decline in residential mortgage loans was due mainly to residential mortgage loan securitizations of $668.5 million during 2001. The increase in other assets was due primarily to the Company's investment of $125 million in bank owned life insurance during June 2001.

The Company designated $576 million of available for sale investment securities as trading account assets in the fourth quarter of 2001. The designation of securities was done as part of an investment securities portfolio restructuring strategy to reduce the overall average life of the investment portfolio and increase its cash flow, in anticipation of a stronger economy and a higher interest rate environment at some point in the future. This strategy also involves reducing the duration of the investment portfolio, and decreasing the potential changes in the market value of the underlying assets. This restructuring strategy should result in reduced interest income from its investment portfolio with interest rates at current levels, but more interest income as interest rates rise. The designation of securities resulted in a $10.2 million pretax gain in the fourth quarter of 2001. All of these securities were subsequently sold in the first quarter of 2002.

The Company also designated certain non-performing commercial and residential mortgage loans as held for sale assets in the fourth quarter of 2001. The designation is being done as part of a strategy to accelerate the resolution of such assets in 2002, to enable the Company to allocate more resources to new business activities. The non-performing loans prior to designation had a net book value of $26.3 million. The designation resulted in a $10.1 million provision for possible loan and lease losses relating to non-performing loans held for sale in the fourth quarter of 2001, and a corresponding charge off in the same amount. It is expected that these non-performing loans will be sold during the first quarter of 2002.

Total liabilities at December 31, 2001 were $6.6 billion, an increase from total liabilities at December 31, 2000 of $6.4 billion.

Total Stockholders' Equity was $383.9 million at December 31, 2001, an increase of $15.4 million from Stockholders' Equity of $368.5 million at December 31, 2000. This increase was due to net income of $94.5 million and other comprehensive income of $21.7 million, partially offset by cash dividends paid of $47.4 million and purchases of treasury stock of $56.3 million.

Securities

The securities portfolio serves as a source of liquidity, earnings, and a means of managing interest rate risk along with other asset liability management strategies. Consequently, the securities portfolio is managed over time in response to changes in market conditions and loan demand. The securities portfolio comprised 19% of the total assets of the Company at December 31, 2001 and 14% of the total assets of the Company at December 31, 2000.

The Company's securities portfolio consists primarily of U.S. government agency mortgage-backed and mortgage-related securities.

The following tables summarize the composition of the portfolios as of December 31, 2001 and 2000 (in thousands):


                                                 2001                                                     2000
                         ---------------------------------------------------          ----------------------------------------------
                                          GROSS  UNREALIZED        ESTIMATED                         GROSS UNREALIZED      ESTIMATED
                           AMORTIZED   ----------------------       MARKET            AMORTIZED   ---------------------     MARKET
                            COST         GAINS       (LOSSES)        VALUE              COST        GAINS      (LOSSES)      VALUE
                         ------------  ----------   ---------      ---------          ---------   -------    ----------    ---------
AVAILABLE FOR SALE
 PORTFOLIO
U.S. Government ........ $   12,904     $   147     $   --         $   13,051         $ 31,839      $  37      $  (48)      $ 31,828
U.S. Government
 Agencies ..............      --           --           --              --               3,500        --          --           3,500
Mortgage-backed
 securities ............  1,032,993      14,670       (1,068)       1,046,595          241,356        320      (3,642)       238,034
States and Political
 subdivisions ..........     26,992         363           (6)          27,349            1,516         41         --           1,557
Asset backed and Other
 debt securities .......    170,747         314          (31)         171,030            3,754        --        (193)          3,561
Federal Home Loan
 Bank stock ............     21,877        --           --             21,877          105,924        --          --         105,924
Other equity securities      22,571         614         (690)          22,495           43,092        279      (5,048)        38,323
                         ----------     -------     --------       ----------         --------      -----     -------       --------
                         $1,288,084     $16,108     $ (1,795)      $1,302,397         $430,981      $ 677     $(8,931)      $422,727
                         ==========     =======     ========       ==========         ========      =====     =======       ========

                                            2000
                            -------------------------------------------
                                          GROSS UNREALIZED    ESTIMATED
                             AMORTIZED  --------------------    MARKET
                               COST      GAINS     (LOSSES)     VALUE
                            -------------------------------------------
HELD TO MATURITY
   PORTFOLIO
U.S. Government .........   $ 24,199   $  --      $   (69)     $ 24,130
U.S. Government
  Agencies ..............     38,229       488        (45)       38,672
Mortgage-backed
  securities ............    406,518       543     (7,845)      399,216
States and Political
  subdivisions ..........     51,246       187        (41)       51,392
Other debt securities ...      --         --          --           --
                           ---------   -------    -------      --------
                           $ 520,192   $ 1,218    $(8,000)     $513,410
                           =========   =======    =======      ========

The following table summarizes trading assets at December 31, 2001 (in thousands):

                                                         ESTIMATED MARKET
                                                              VALUE
                                                         -----------------
TRADING ASSET PORTFOLIO
    Mortgage-backed securities .......................      $ 575,007
    Other debt securities ............................          1,301
                                                            ---------
       Total .........................................      $ 576,308
                                                            =========

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001. At the same time, the total held to maturity investment portfolio, at an amortized cost of $520,192, was transferred to the available for sale investment portfolio. At the time of transfer the market value of these securities was $513,410 and the unrealized loss on these securities was $6,782. The increase in investment securities at December 31, 2001 compared to December 31, 2000 was due to the securitization of $668.5 million of residential mortgages.

                              INVESTMENT PORTFOLIO
                       Carrying Value at End of Each Year

                                                                             As of December 31,
                                                                ------------------------------------------
                                                                   2001            2000           1999
                                                                -----------     ----------     -----------
                                                                              (in thousands)
U.S. Treasury and other U.S. Government Agencies
  and Corporations ........................................     $ 1,059,646     $  742,308     $ 3,087,607
State and Political Subdivisions ..........................          27,349         52,803          27,620
Asset backed and Other Debt Securities ....................         169,729          3,561          45,348
Equity Securities .........................................          45,673        144,247         205,951
                                                                -----------     ----------     -----------
         Subtotal .........................................       1,302,397        942,919       3,366,526
Trading Assets ............................................         576,308         --              --
                                                                -----------     ----------     -----------
       TOTAL ..............................................     $ 1,878,705      $ 942,919     $ 3,366,526
                                                                ===========      =========     ===========

Maturities and Weighted Average Yield for the Year Ending December 31, 2001 (in thousands)


                                                                        Maturing
                             -------------------------------------------------------------------------------------------
                                                         After One But           After Five But
                               Within One Year         Within Five Years        Within Ten Years        After Ten Years
                             -------------------      ------------------       -----------------     --------------------
                              Amount      Yield        Amount      Yield        Amount    Yield       Amount       Yield
                             --------     ------      -------      -----       --------   ------     ----------    ------
U.S. Treasury and other
   U.S. Government
   Agencies and
   Corporations ...........  $   9,090     3.33%      $ 3,139       5.30%      $ 88,985    6.15%     $  958,432     5.86%
States and Political
   Subdivisions ...........     18,484     4.71         4,839       7.32          3,619    7.85             407     8.00
Asset backed and Other
   Debt Securities ........     68,358     5.45        68,408       5.45         23,938    6.07           9,025     6.65
Equity Securities .........     21,877     5.55          --          --           --        --           23,796     5.63
                             ---------               --------                  --------              ----------
     Subtotal .............    117,809     5.19        76,386       5.56        116,542    6.19         991,660     5.86
Trading Assets ............       --                     --                       --                    576,308     6.36
                             ---------               --------                  --------              ----------
      TOTAL ...............  $ 117,809     5.19      $ 76,386       5.56       $116,542    6.19      $1,567,968     6.04
                             =========               ========                  ========              ==========

Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35.0 percent.

Loan Portfolio Distribution of Loans by Category
 (Dollars in thousands)

                                                               (as of December 31,)
                               ----------------------------------------------------------------------------------
                                   2001            2000             1999               1998              1997
                               -----------      ----------       ----------         ----------        -----------
Loans secured by
  real estate:
Residential mortgage
  loans ...................    $  537,055       $1,433,697       $1,639,578         $1,739,054        $1,877,888
Loans held for sale .......        16,185           --                9,073             14,600             4,327
Residential home equity
  loans ...................       329,571          338,164          357,941            230,587           216,215
Commercial mortgage loans .       826,151          920,397        1,024,844            978,040         1,105,440
                               ----------       ----------       ----------         ----------        ----------
                               $1,708,962       $2,692,258       $3,031,436         $2,962,281        $3,203,870
                               ----------       ----------       ----------         ----------        ----------
Commercial and
  industrial loans:
Secured by real estate ....       232,005          280,544          275,411            233,536           285,057
Other .....................     1,602,901        1,610,627        1,490,837          1,004,149           818,484
                               ----------       ----------       ----------         ----------        ----------
                               $1,834,906       $1,891,171       $1,766,248         $1,237,685        $1,103,541
Credit cards ..............       299,295          158,922          209,863            107,331           114,550
Other loans to
  individuals .............       617,624          535,172          672,034            578,346           489,800
                               ----------       ----------       ----------         ----------        ----------
Total Loan Portfolio ......    $4,460,787       $5,277,523       $5,679,581         $4,885,643        $4,911,761
                               ==========       ==========       ==========         ==========        ==========


Total loans decreased by $816.7 million to $4.46 billion at December 31, 2001 from $5.28 billion at December 31, 2000. The decline was mainly due to decreases in residential and commercial mortgage loans. The decrease in residential mortgage loans was due in most part to $668.5 million of securitizations completed during 2001. Credit card and other loans to individuals increased from year-end 2000 to year-end 2001. The Company continued its strategy of reducing its percentage of lower yielding residential mortgage loans arising from the thrift institutions acquired in 1998 as residential mortgage loans were 12% of total loans at December 31, 2001 compared to 27% of total loans at December 31, 2000.

The following table shows the maturity of loans outstanding (excluding residential mortgages of 1-4 family residences, installment loans and lease financing). Also provided are the amounts classified according to the sensitivity to changes in interest rates.

     Maturities and Sensitivity to Changes in Interest Rates as of December 31, 2001 (in thousands)


(In thousands)                                               MATURING
                                  ----------------------------------------------------------------
                                                     After One
                                    Within           But Within         After
                                   One Year          Five Years       Five Years           Total
                                  -----------       ------------     ------------      -----------
Commercial, Financial,
   and Agricultural ...........    $1,104,522         $ 218,792        $ 279,587        $1,602,901
Real Estate Construction ......       194,674            31,826            5,505           232,005
Real Estate - Mortgage ........       694,127           347,693          464,181         1,506,001
                                   ----------         ---------        ---------        ----------
                   TOTAL ......    $1,993,323         $ 598,311        $ 749,273        $3,340,907
                                   ==========         =========        =========        ==========


                    SENSITIVITY TO CHANGES IN INTEREST RATES

                                                 As of December 31, 2001
                                                 --------------------------
                                                   Fixed           Variable
                                                   Rate              Rate
                                                 ----------       -----------
    Due Within One Year ......................   $  171,379       $1,821,944
    Due After One But Within Five Years ......      484,676          113,635
    Due After Five Years .....................      730,501           18,772
                                                 ----------       ----------
      TOTAL ..................................   $1,386,556       $1,954,351


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

Renegotiated loans are loans which were renegotiated as to the term or rate or both to assist the borrower after the borrower has suffered adverse effects in financial condition. Terms are designed to fit the ability of the borrower to repay and the Company's objective of obtaining repayment. The Company has no loans which are considered renegotiated as of December 31, 2001.

OREO consists of properties on which the Bank has foreclosed or has taken a deed in lieu of the loan obligation. OREO properties are carried at the lower of cost or fair value at all times, net of estimated costs to sell. The cost to maintain the properties during ownership and any further declines in fair value are charged to current earnings. The Company has been successful in disposing of OREO properties, including those acquired in acquisitions. OREO, including OREO classified in "Assets Held for Sale" on the balance sheet, amounted to $3.4 million at December 31, 2001, $4.3 million at December 31, 2000, and $3.9 million at December 31, 1999.

     Nonperforming Assets

Nonperforming assets were $47.9 million at December 31, 2001 compared to $62.2 at December 31, 2000 and $53.1 million at December 31, 1999. Of the nonperforming assets,at December 31, 2001, $16.2 million were classified as loans held for sale and are expected to be disposed of in the first quarter of 2002. The decline at December 31, 2001 from December 31, 2000 was mainly the result of the Company's chargeoffs of non performing loans and resolutions of non performing loans, due to the Company's continuing effort to reduce the level of nonperforming assets. The increase at December 31, 2000 from December 31, 1999 was mainly due to an increase in non-performing commercial and industrial loans.

The amount of interest income on nonperforming loans which would have been recorded had these loans continued to perform under their original terms amounted to $7.6 million in 2001, $4.5 million in 2000, and $3.2 million in 1999. The amount of interest income recorded on such loans for each of the years was $0.9 million in 2001, $0.6 million in 2000, and $0.4 million in 1999. The Company has no outstanding commitments to advance additional funds to borrowers whose loans are in a nonperforming status.

Measures to control and reduce the level of nonperforming loans are continuing. Efforts are made to identify slow paying loans and collection procedures are instituted. After identification, steps are taken to understand the problems of the borrower and to work with the borrower toward resolving the problem, if practicable. Continuing collection efforts are a priority for the Company.

The following table summarizes the Company's nonperforming assets at the dates indicated (in thousands):


                                                                                           DECEMBER 31,
NONPERFORMING ASSETS (INCLUDING ASSETS HELD FOR SALE)          ---------------------------------------------------------------------
                                                                  2001            2000         1999         1998            1997
                                                               ---------       ---------     --------     ---------      -----------
Nonaccrual Loans .......................................       $  44,469(1)    $  57,898     $ 46,352     $  46,178      $  64,766
Renegotiated Loans .....................................           --               --          2,751         5,632         19,054
                                                               ---------       ---------     --------     ---------      ---------
   Total Nonperforming Loans ...........................       $  44,469       $  57,898     $ 49,103     $  51,810      $  83,820
Other Real Estate Owned ................................           3,381           4,318        3,948         8,151         15,568
                                                               ---------       ---------     --------     ---------      ---------
   Total Nonperforming Assets ..........................       $  47,850       $  62,216     $ 53,051     $  59,961      $  99,388
                                                               =========       =========     ========     =========      =========
Ratios:
   Nonaccrual Loans to Total Loans .....................            1.00%           1.10%        0.82%         0.95%          1.32%
   Allowance for Loan and Lease Losses to
      Nonaccrual Loans .................................             158             164          213           165            132
   Allowance for Loan and Lease Losses to
      Nonperforming Loans ..............................             158             164          201           147            102


----------

(1) Includes $162 million of nonperforming loans held for sale at December 31, 2001.


     The following table shows the loans past due 90 days or more and still accruing and applicable asset quality ratios:

                                        AS OF DECEMBER 31,
                                  -------------------------------
           (Dollars in thousands)    2001      2000       1999
                                  ---------   -------   ---------
           Commercial &
             industrial ..........  $ 2,600   $ 4,293   $ 3,004
           Real estate mortgages .    6,053    13,080    13,085
           Consumer credit .......    3,287     4,034     3,011
           Credit card ...........    9,068     8,371     4,139
                                    -------   -------   -------
             Total Loans
             Past-Due 90-Days or
             More and Still
             Accruing ............  $21,008   $29,778   $23,239
                                    =======   =======   =======
             As a percent of
               Total Loans .......    0.47%     0.56%     0.41%
             As a percent of
               Total Assets ......    0.30%     0.44%     0.24%


     Allowance for Possible Loan and Lease Losses

The provision for possible loan and lease losses was $34.1 million for 2001 compared with $24.0 million in 2000 and $52.2 million in 1999. The increase resulted from a provision established in conjunction with the designation of certain nonperforming commercial mortgage loans and residential mortgage loans as held for sale assets in the fourth quarter of 2001. The designation is being done as part of a strategy to accelerate the resolution of such assets in 2002, to enable the Company to allocate more resources to new business activities. The nonperforming loans prior to the designation had a net book value of $26.3 million. The designation resulted in a $10.1 million provision for possible loan and lease losses relating to nonperforming loans held for sale in the fourth quarter of 2001, and a corresponding charge off in the same amount. The decrease in 2000 from 1999 was due to a $33.0 million special provision taken in 1999 to conform the loan reserve policies of Jeff and SJB to that of the Company.

The determination of the adequacy of the Allowance for Possible Loan and Lease Losses ("the Allowance") and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a monthly basis. The methodology employed for assessing the adequacy of the Allowance consists of the following two criteria:

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

Consideration is also given to the changed risk profile brought about by the aforementioned business combinations, customer knowledge, the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company's lending work out and collection staffs, underwriting policies, loss histories, delinquency trends, the cyclical nature of economic and business conditions and the concentration of real estate related loans located in the Northeastern part of the United States. Since many of the loans depend upon the sufficiency of collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss. Other evidence used to determine the amount of the Allowance and its components are as follows:

--   regulatory and other examinations

--   the amount and trend of criticized loans

--   actual losses

--   peer comparisons with other financial institutions

-- economic data associated with the real estate market in the Company's area of operations

-- opportunities to dispose of marginally performing loans for cash considerations

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance for Possible Loan and Lease Losses to be adequate at December 31, 2001.

The Allowance as a percentage of total loans outstanding was 1.58% at December 31, 2001, 1.80% at December 31, 2000 and 1.74% at December 31, 1999. The
Allowance as a percentage of nonperforming loans was 158% at December 31, 2001, 164% at December 31, 2000 and 201% at December 31, 1999.

The following is a summary of the activity in the allowance for possible loan and lease losses, by loan category, for the years indicated (in thousands):

-

     ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES


                                                        2001         2000         1999          1998           1997
                                                        ----         ----         ----          ----           ----
Amount of Loans Outstanding at End of Year ......   $4,460,787    $5,277,523    $5,679,581    $4,885,643    $4,911,761
Daily Average Amount of Loans Outstanding .......    4,793,998    $5,470,763    $5,136,467    $4,923,410    $4,824,845
ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
Balance at beginning of year ....................   $   95,180    $   98,749    $   76,043    $   85,230    $   81,979
Loans charged off:
  Real estate mortgages .........................        6,851         2,847        13,657        11,207        10,861
  Commercial and Industrial .....................       21,323         8,778        10,388        10,034         7,489
  Consumer Credit ...............................       33,517        23,781        24,012        22,083        15,364
  Other .........................................           67          --            --            --             384
  Assets held for sale (1) ......................       10,147          --            --           9,521
                                                    ----------    ----------    ----------    ----------    ----------
     Total loans charged off ....................   $   71,905    $   35,406    $   48,057    $   52,845    $   34,098
Recoveries:
  Real estate mortgages .........................          935           772         1,902           988         2,684
  Commercial and Industrial .....................        1,625         1,822         1,962         1,629         3,113
  Consumer Credit ...............................        5,255         5,243         6,065         3,437         3,512
  Other .........................................           98          --            --              47           798
                                                    ----------    ----------    ----------    ----------    ----------
     Total recoveries ...........................        7,913         7,837         9,929         6,101        10,107
                                                    ----------    ----------    ----------    ----------    ----------
     Net loans charged off ......................       63,992        27,569        38,128        46,744        23,991

Provision for possible loan and lease losses --
  portfolio loans ...............................       24,000        24,000        52,200        35,607        24,442
Provision for possible loan and lease losses --
  non-performing loans held for sale ............       10,147          --            --            --            --
Allowance of acquired companies .................        4,711          --           8,634         1,950         2,800
                                                    ----------    ----------    ----------    ----------    ----------
Balance at end of year ..........................   $   70,046    $   95,180    $   98,749    $   76,043    $   85,230
                                                    ----------    ----------    ----------    ----------    ----------
Provision for possible loan and lease losses as
  a percentage of average loans outstanding .....         0.71%         0.44%         1.02%         0.72%         0.51%
Net charge offs as a percentage of average loans
  outstanding ...................................         1.33%         0.50%         0.74%         0.95%         0.50%
Allowance for possible loan and lease losses as
  a percentage of loans outstanding at year end .         1.57%         1.80%         1.74%         1.56%         1.74%


(1) The writedown of assets held for sale pertains to the planned disposal of $54 million of nonaccrual loans and OREO properties in 1998 and $16.2 million of nonaccrual loans in 2001.

Management formally reviews the loan portfolio and evaluates credit risk on a monthly basis throughout the year. Such review takes into consideration the financial condition of the borrowers, fair market value of the collateral, level of delinquencies, historical loss experience by loan category, industrial trends and the impact of local and national economic conditions.

The following is the allocation of the allowance for possible loan losses by loan category (in thousands):

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES


                                                                      AS OF DECEMBER 31,
                          ----------------------------------------------------------------------------------------------------------
                                    2001                2000                1999                 1998                1997
                          ----------------------------------------------------------------------------------------------------------
                                      CATEGORY             CATEGORY             CATEGORY             CATEGORY            CATEGORY
                                     PERCENT OF           PERCENT OF           PERCENT OF           PERCENT OF           PERCENT OF
                           ALLOWANCE  LOANS(%)  ALLOWANCE  LOANS(%)  ALLOWANCE  LOANS(%)  ALLOWANCE  LOANS(%)  ALLOWANCE  LOANS(%)
                          ----------------------------------------------------------------------------------------------------------
Real estate mortgages ..... $ 9,607      30.7%  $ 23,245      44.4%   $25,484      46.5%   $23,868      60.6%   $30,273     65.2%
Commercial and industrial .  32,546      41.3%    42,355      36.2%    43,974      31.8%    18,493      25.3%    20,233     22.5%
Consumer Credit ...........  27,893      28.0%    28,278      19.4%    24,895      21.7%    20,650      14.1%    11,650     12.3%
Unallocated ...............       0                1,302                4,396               13,032               23,074
                            -------     -----   --------     -----    -------     -----    -------     -----    -------    -----
Total ..................... $70,046     100.0%  $ 95,180     100.0%   $98,749     100.0%   $76,043     100.0%   $85,230    100.0%
                            =======     =====   ========     =====    =======     =====    =======     =====    =======    =====

     Deposits

As of December 31, 2001, Hudson had 98 branch offices in New Jersey, 36 branch offices in New York State, 42 branch offices in Connecticut, and 25 branch offices in Pennsylvania, for a total of 201 branches.

The following table summarizes the deposit base at the dates indicated (in thousands):


                                                                        DECEMBER 31,
                                       ------------------------------------------------------------------------------
                                                      2001                        2000                       1999
                                         2001        % OF TOTAL       2000      % OF TOTAL       1999      % OF TOTAL
                                       ----------    ----------    ----------   ----------    ----------   ----------
 Noninterest-bearing deposits ......   $1,215,367      20.3%       $1,162,677      20.0%      $1,231,478        19.1%
 NOW/MMDA deposits .................    1,233,964      20.6%        1,080,641      18.6%       1,145,398        17.7%
 Savings deposits ..................    1,317,973      22.0%        1,441,073      24.8%       1,528,033        23.7%
 Time deposits .....................    2,216,241      37.1%        2,128,876      36.6%       2,550,436        39.5%
                                       ----------     -----        ----------     -----       ----------       -----
 Total Deposits ....................   $5,983,545     100.0%       $5,813,267     100.0%      $6,455,345       100.0%
                                       ==========     =====        ==========     =====       ==========       =====


Total deposits increased at December 31, 2001 from December 31, 2000.

Approximately 20% of the Company's deposits were in non-interest bearing accounts, 43% in NOW, MMDA and savings accounts, and 37% in time deposits as of December 31, 2001.

The following table sets forth average deposits and average rates for each of the years indicated.


                                                                      As of December 31,
                                             2001                           2000                            1999
                                   --------------------------    ----------------------------    ---------------------------
                                                   Interest                       Interest                       Interest
                                     Amount          Rate           Amount          Rate           Amount           Rate
                                   ----------      ---------     ------------     -----------    -----------     -----------
                                                                            (In thousands)
Domestic Bank Offices:
Noninterest bearing demand
  deposits ....................    $1,101,045                     $ 1,174,655                    $ 1,170,135
Interest-bearing
  demand deposits .............     1,061,877        1.90%          1,029,708        2.24%         1,199,059        2.01%
Savings deposits ..............     1,382,794        1.86%          1,504,151        2.56%         1,405,688        2.00%
Time deposits .................     2,279,392        4.79%          2,192,996        5.12%         2,821,338        4.91%
                                   ----------                     -----------                    -----------
         TOTAL ................    $5,825,108                     $ 5,901,510                    $ 6,596,220
                                   ==========                     ===========                    ===========

Maturities of certificates of deposit and other time deposits of $100,000 or more issued by domestic offices, outstanding at December 31, 2001 are summarized as follows:

                                  Time Certificates    Other Time
                                     of Deposit         Deposits         Total
                                     ----------       -------------   ----------
                                                     (In thousands)
3 months or less ................   $  285,088         $  248,824     $ 533,912
Over 3 through 6 months .........      111,445             27,657       139,102
Over 6 through 12 months ........       99,687               --         99,687
12 months and over ..............       61,594             65,291       126,885
                                    ----------         ----------     ---------
TOTAL ...........................   $  557,814         $  341,772     $ 899,586
                                    ==========         ==========     =========

     Liquidity

Liquidity is a measure of the Company's ability to meet the needs of depositors, borrowers, and creditors at a reasonable cost and without adverse financial consequences. The Company has several liquidity measurements that are evaluated on a frequent basis. The Company has adequate sources of liquidity including the ability to attract deposits from businesses and individuals through its branches; brokered deposits from securities firms; cash flow from interest; prepayments and principal repayments on investment securities and loans; Securities Available for Sale, and the ability to borrow funds on a collateralized basis from the Federal Home Loan Bank and Federal Reserve discount window, repurchase agreements collateralized by securities with securities firms, and other sources. The management of balance sheet volumes, mixes, and maturities enables the Company to maintain adequate levels of liquidity.

The Company does not rely on its unsecured credit ratings for borrowing senior debt to fund its operations in the institutional certificate of deposit market or debt market. The Company does rely on its unsecured credit ratings for issuing subordinated debt and capital trust securities to enhance its regulatory capital ratios.

Fitch has assigned Hudson United Bank a rating of A- for long term deposits and F2 for short term deposits. In addition Fitch has assigned a rating of BBB for subordinated debt and capital trust obligations of the Company. Moody's has assigned to Hudson United Bank a Baa1 rating for long term deposits and a rating of P2 for short term deposits. Standard and Poor's has assigned a rating of BB+ to the Company's subordinated debt.

Any downgrading of the Company's unsecured credit ratings would not cause the interest rate on any of its subordinated debt or capital trust obligations to increase, or cause the principal amount to be putable by the holders to the Company. A downgrading of the

Company's unsecured credit ratings could make it difficult for the Company to issue additional subordinated debt or capital trust securities on attractive terms, if at all.

     Capital

Capital adequacy is a measure of the amount of capital needed to support asset and asset growth, absorb unanticipated losses, and provide safety for depositors. The regulators establish minimum capital ratio guidelines for the banking industry.

The following table sets forth the regulatory minimum capital ratio guidelines, the capital ratio guidelines an institution must meet to be considered well capitalized and the current capital ratios of the Company.

                       REGULATORY
                         MINIMUM          WELL
                         CAPITAL      CAPITALIZED     COMPANY CAPITAL
                         RATIOS      CAPITAL RATIOS       RATIOS
                      ------------   ------------- -  ---------------
Tier 1 Leverage
   Ratio ............       4%               5%              5.8%
Tier 1 Risk-Based
   Capital Ratio ....       4%               6%              7.5%
Total Risk-Based
   Capital ..........       8%              10%             10.5%

At December 31, 2001, 2000, and 1999, the Company exceeded all regulatory capital guidelines including those for a well-capitalized institution (See Footnote 24 to the Consolidated Financial Statements).

On September 3, 1998, the Company paid a 3% stock dividend and increased its regular quarterly cash dividend to $0.25 per common share. On December 1, 1999, the Company paid a 3% stock dividend and maintained its regular quarterly cash dividend at $0.25 per common share. On December 1, 2000, the Company paid a 10% stock dividend and maintained its regular quarterly cash dividend at $0.25 per common share. On October 24, 2001 the Company increased its cash dividend to $.26 per share. The dividend payout ratio, based on cash dividends per share and diluted earnings per share, was 101% for 2000 compared to 75% for 1999 and 175% in 1998. The higher ratios in 2000 and 1998 were due to lower net income resulting from the special charges in those years. Excluding special charges, the payout ratio would have been 47% in 2000, 44% in 1999 and 52% in 1998.

In January 1994, the Company issued $25.0 million aggregate principal amount of subordinated debentures which mature in 2004 and bear interest at a fixed rate of 7.75% per annum payable semi-annually.

In March 1996, the Company issued $23.0 million aggregate principal amount of subordinated debentures which mature in 2006 and bear interest at a fixed rate of 8.75% per annum payable semi-annually. These notes are redeemable at the option of the Company, in whole or in part, at any time after April 1, 2001, at their stated principal amount plus accrued interest, if any.

In September 1996, the Company issued $75.0 million of subordinated debt. The subordinated debentures bear interest at a fixed rated of 8.20% per annum payable semi-annually and mature in 2006.

Proceeds of the above issuances were used for general corporate purposes including providing Tier I capital to the subsidiary bank. The debt has been structured to comply with the Federal Reserve Bank rules regarding debt qualifying as Tier 2 capital at the Company.

On January 1997, the Company placed $50.0 million in aggregate liquidation amount at a fixed rate 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount at a fixed rate of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital securities are redeemable by the company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

In February 1997, the Company placed $25.0 million in aggregate liquidation amount at a fixed rate of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $25.3 million principal amount at a fixed rate of 9.25% Junior Subordinated Debentures due 2027 of the Company. The 9.25% Trust preferred securities are callable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise.

In June 1998, the Company placed $50.0 million in aggregate liquidation amount at a fixed rate of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole assets of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount at a fixed rate of 7.65% Junior Subordinated Debentures due 2028 of the Company. The 7.65% Capital securities are redeemable by the company on or after June 15,

2008, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

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

The following is a maturity distribution of outstanding subordinated debt and capital trust securities:

          YEAR MATURING                 ($  MILLIONS)
          -------------                 -------------
              2004 ...................     $  25.0
              2006 ...................        98.0
              2027 ...................        75.3
              2028 ...................        50.0
                                           -------
                                           $ 248.3
                                           =======


Interest and Liquidity rate sensitivity management

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

Liquidity risk is the risk to earnings or capital that would arise from a bank's inability to meet its obligations when they come due, without incurring unacceptable losses. Liquidity management is a planning process that ensures that the Company has ample funds from net income, cash flow from interest, prepayments and principal repayment of loans and investment securities, proceeds from sales of assets, and cash flow from increases in deposits from customers to satisfy operational needs, potential deposit outflows, repayment of borrowings, loan commitments and the projected credit needs of its customer base. In addition, the Company has a number of collateralized borrowing facilities with the Federal Home Loan Bank and Federal Reserve, primary broker dealers and other sources that are or can be used as sources of liquidity without having to sell assets to raise cash. The Company uses several measurements in monitoring its liquidity position. At December 31, 2001, the Company's liquidity ratios exceed all minimum standards set forth by internal policies.

The Company has an asset/liability management committee, which manages the risks associated with the volatility of interest rates and the resulting impact on net interest income, net income and capital. The management of interest rate risk at the Company is performed by: (i) "income simulation analysis" which analyzes the effects of interest rate changes on net interest income, net income and capital over specific periods of time and captures the dynamic impact of interest rate changes on the Company's mix of assets and liabilities and (ii) analyzing the maturity and repricing relationships between interest earning assets and interest bearing liabilities at specific points in time (`GAP').

The following table presents the GAP position of the Company at December 31, 2001. In preparing this table, management has anticipated prepayments for mortgage-backed securities and mortgage-related securities according to standard industry prepayment assumptions in effect at year-end. Total loans include adjustable rate loans, which are placed according to repricing periods. Fixed rate residential mortgages are assumed to prepay at rates consistent with historical average housing turnover rates. Money market deposits and interest bearing demand accounts have been included in the due within 90 days category. Assets with daily floating rates are included in the due within 90 days category. Assets and liabilities are included in the table based on their maturities, expected cash repayments or period of first repricing, subject to the foregoing assumptions.

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

     The following table shows the Gap position of the Company at December 31, 2001 (in thousands):


                                               DUE WITHIN ONE   DUE BETWEEN ONE
                                                     YEAR            AND         DUE OVER FIVE
                                                   OR LESS        FIVE YEARS         YEARS           TOTAL
  -----------------------------------------------------------------------------------------------------------
  ASSETS
  Securities                                     $  298,847      $ 1,069,085      $  484,340      $1,852,272
  Total Loans                                     2,338,960        1,329,555         747,803       4,416,318
                                                 ----------      -----------      ----------      ----------
        Total Earning Assets                     $2,637,807      $ 2,398,640      $1,232,143      $6,268,590
  Percent of Total Earning Assets                      42.0%            38.3%           19.7%            100%
  LIABILITIES
  Interest-Bearing Deposits                      $2,721,676      $ 1,251,552      $  794,950      $4,768,178
  Borrowings                                        257,192           25,000          29,774         311,966
                                                 ----------      -----------      ----------      ----------
        Total Interest-Bearing Liabilities       $2,978,868      $ 1,276,552      $  824,724      $5,080,144
  Percent of Total                                     58.6%            25.1%           16.2%            100%
  ==========================================================================================================
  Interest Rate Sensitivity Gap before off-
    balance sheet derivatives                    $ (341,061)     $ 1,122,088      $  407,419      $1,188,446
  ----------------------------------------------------------------------------------------------------------
  Off-balance sheet derivatives                  $  225,000      $   535,000      $     --        $  760,000
  ----------------------------------------------------------------------------------------------------------
  Gap after off-balance sheet derivatives        $ (116,061)     $ 1,657,088      $  407,419      $1,948,446
  ----------------------------------------------------------------------------------------------------------
  Gap as a percent of Earnings Assets                  (1.8)%           26.4%            6.5%           31.1%
  ----------------------------------------------------------------------------------------------------------

Due in part to the shortcomings of GAP analysis, the Asset/Liability Committee of the Company believes that financial simulation modeling more accurately estimates the effects and exposure on net interest income to changes in interest rates. It attempts to measure the degree to which the interest income and interest expense on certain assets and liabilities which are directly leveled to market indices, such as Fed Funds or the Prime Rate or LIBOR, may change as market interest rate changes. It also attempts to measure the degree to which interest expense on deposits, the rates which are administered by the Bank's management, but which need to be generally competitive with the administered deposit rates established by other banks, may change as market interest rates change, and the degree to which balances in deposit accounts may change due to changes in administered rates implemented by the Bank's management. It additionally attempts to measure how changes in the composition of the investment portfolio may change the potential interest income and cash flow of the Bank, and how hedging instruments such as interest rate derivatives may be used to change the interest sensitivity of certain assets and liabilities. As such, net interest income simulation is designed to address the likely probability of changes in net interest income as a result of interest rate changes and behavioral response of the components of the balance sheet to those changes. The Market Value of Portfolio Equity represents the fair values of the net present value of assets, liabilities, and off-balance sheet items.

Financial modeling is performed under several scenarios including a regulatory rate shock scenario which measures changes in net interest income over the next twelve months and market value of portfolio equity given instantaneous and sustained changes in interest rates.

During 2001, the Company entered into a series of derivative contracts (interest rate swaps, floors and caps) to hedge the variability of its net interest income. These agreements are entered into as hedges against interest rate risk and are designated against specific assets and liabilities. The notional amount of the derivative contracts totaled $760 million at December 31, 2001.

The purpose of these contracts is to limit the volatility in the Company's net interest income and net interest margin in the event of changes in interest rates. Management did not enter into these contracts for speculative purposes. Under SFAS No. 133, the Company has adopted hedge accounting for these contracts. SFAS No. 133 states that the net payments under the contracts should be recorded in interest income and the change in valuation of the contracts should be recorded in "accumulated other comprehensive income (loss)" in total stockholders' equity. Changes in interest rates will impact the cash flows and valuation of the derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario.

The following table depicts the Company's sensitivity to interest rate changes and the effects on the Market Value of Portfolio Equity as of December 31, 2001 under several scenarios including the regulatory rate shock scenario (in thousands).

RATE SHOCK MODEL                                         Effect on Market Value
Basis point rate change      Net Interest Income           of Portfolio Equity
--------------------------------------------------------------------------------
+200 bp ................            +3%                         -14%
+100 bp ................            +2%                          -8%
-100 bp ................           +.5%                          +8%
-200 bp ................           +.1%                         +18%



The following table illustrates the changes in the Bank's quarterly net interest income in 2001 management believes that the results shown in the following table indicate that the Company's use of financial simulation modeling helped it maintain generally stable net interest income during the year:

                                                    Net Interest
                Quarter Ended                     Income (millions)
             ------------------                   -----------------
             March 31, 2001 ....................       $ 70.4
             June 30, 2001 .....................       $ 72.0
             September 30, 2001 ................       $ 70.6
             December 31, 2001 .................       $ 72.3

Item 7A. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations "Asset/Liability Management".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included in this item
Report of Independent Public Accountants
Consolidated Balance Sheets at December 31, 2001 and 2000
Consolidated Statements of Income for each of the years ended December 31, 2001,
  2000 and 1999
Consolidated Statements of Comprehensive Income for each of the years ended
  December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the each of the years ended
  December 31, 2001, 2000 and 1999
Consolidated Statements of Changes in Stockholder's Equity for each of the years ended December 2001, 2000 and 1999
Notes to Consolidated Financial Statements
Selected quarterly financial data of the Company for 2001 and 2000 are reported in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Selected Quarterly Financial Data".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEMS 10 THROUGH 13.

Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 17, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Hudson United Bancorp:

We have audited the accompanying consolidated balance sheets of Hudson United Bancorp (a New Jersey corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson United Bancorp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Roseland, New Jersey
January 15, 2002


           HUDSON UNITED BANCORP AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS


                                                                             DEC 31,         DEC 31,
(in thousands)                                                                 2001            2000
--------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks .................................................   $   231,641    $   276,784
Federal funds sold and other ............................................           557         18,755
                                                                            -----------    -----------
           TOTAL CASH AND CASH EQUIVALENTS ..............................   $   232,198    $   295,539

Investment securities available for sale, at market value ...............   $ 1,302,397    $   422,727
Investment securities held to maturity, at cost
 (market value of $513,410 at December 31, 2000) ........................          --          520,192
Trading Assets, at market value .........................................       576,308           --
Loans Held for Sale .....................................................        16,185           --

Loans and leases:
  Commercial and financial ..............................................   $ 1,834,906    $ 1,891,171
  Commercial real estate mortgages ......................................       826,151        920,397
  Consumer ..............................................................       947,195        873,336
  Credit card ...........................................................       299,295        158,922
                                                                            -----------    -----------
     Sub-total ..........................................................   $ 3,907,547    $ 3,843,826
  Residential mortgages .................................................       537,055      1,433,697
                                                                            -----------    -----------
           TOTAL LOANS AND LEASES .......................................   $ 4,444,602    $ 5,277,523
  Less: Allowance for possible loan and lease losses ....................       (70,046)       (95,180)
                                                                            -----------    -----------
           NET LOANS AND LEASES .........................................   $ 4,374,556    $ 5,182,343

Premises and equipment, net .............................................       115,273        124,821
Other real estate owned .................................................         3,381          4,318
Intangibles, net of amortization ........................................        86,157        100,760
Other assets ............................................................       293,080        166,526
                                                                            -----------    -----------
           TOTAL ASSETS .................................................   $ 6,999,535    $ 6,817,226
                                                                            ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing ...................................................   $ 1,215,367    $ 1,162,677
  Interest bearing ......................................................     4,768,178      4,650,590
                                                                            -----------    -----------
           TOTAL DEPOSITS ...............................................   $ 5,983,545    $ 5,813,267
Borrowings ..............................................................       311,966        358,861
Other liabilities .......................................................        71,820         28,325



Subordinated debt .......................................................       123,000        123,000

Company-obligated mandatorily redeemable preferred
  capital securities of three subsidiary trusts
  holding solely junior subordinated debentures
  of the Company ........................................................       125,300        125,300
                                                                            -----------    -----------
           TOTAL LIABILITIES ............................................   $ 6,615,631    $ 6,448,753
Stockholders' Equity:
  Common stock, no par value; authorized 103,000,000
    shares; 52,186,866 shares issued and 45,814,227
    shares outstanding December 31, 2001 and 52,171,701
    shares issued and 47,964,579 shares outstanding
    December 31, 2000 ...................................................   $    92,796    $    92,762
  Additional paid-in capital ............................................       320,309        322,131
  Retained earnings .....................................................       104,570         56,759
  Treasury stock, at cost, 6,372,639 shares
    December 31, 2001 and 4,207,122  shares
    December 31, 2000 ...................................................      (146,560)       (92,293)
  Restricted Stock ......................................................        (3,795)        (5,759)
  Accumulated other comprehensive income (loss) .........................        16,584         (5,127)
                                                                            -----------    -----------
           TOTAL STOCKHOLDERS' EQUITY ...................................   $   383,904    $   368,473
                                                                            -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................   $ 6,999,535    $ 6,817,226
                                                                            ===========    ===========

                 See Notes to Consolidated Financial Statements.


                HUDSON UNITED BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                           ----------------------------------
(in thousands, except share data)                             2001       2000          1999
---------------------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans and leases .......................................   $ 383,768   $ 472,559    $ 428,523
Investment securities ..................................      75,664     134,881      209,941
Other ..................................................      10,931         869        6,112
                                                           ---------   ---------    ---------
           TOTAL INTEREST AND FEE INCOME ...............   $ 470,363   $ 608,309    $ 644,576
                                                           ---------   ---------    ---------
INTEREST EXPENSE:
Deposits ...............................................   $ 155,063   $ 173,831    $ 190,735
Borrowings .............................................       9,020      93,564       88,902
Subordinated and other debt ............................      20,914      21,188       21,873
                                                           ---------   ---------    ---------
           TOTAL INTEREST EXPENSE ......................   $ 184,997   $ 288,583    $ 301,510
                                                           ---------   ---------    ---------
           NET INTEREST INCOME .........................   $ 285,366   $ 319,726    $ 343,066
           PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES,
             PORTFOLIO LOANS ...........................      24,000      24,000       52,200
           PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES,
              NON-PERFORMING LOANS HELD FOR SALE .......      10,147        --           --
                                                           ---------   ---------    ---------
   TOTAL PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES ..      34,147      24,000       52,200
                                                           ---------   ---------    ---------
           NET INTEREST INCOME AFTER PROVISION FOR
             POSSIBLE LOAN AND LEASE LOSSES ............   $ 251,219   $ 295,726    $ 290,866
                                                           ---------   ---------    ---------
NONINTEREST INCOME:
Retail service fees ....................................   $  36,174   $  29,538    $  27,576
Credit card fee income .................................      22,019      21,798       22,128
Trust income ...........................................       3,289       3,773        4,574
Other income ...........................................      36,587      34,625       35,584
Trading asset gains ....................................      10,151        --           --
Securities gains/(losses) ..............................       1,205     (58,639)      (1,164)
                                                           ---------   ---------    ---------
           TOTAL NONINTEREST INCOME ....................   $ 109,425   $  31,095    $  88,698
                                                           ---------   ---------    ---------
NONINTEREST EXPENSE:
Salaries and benefits ..................................   $  83,483   $  88,917    $ 102,749
Occupancy expense ......................................      27,560      25,492       24,927
Equipment expense ......................................      18,630      20,388       14,681
Deposit and other insurance ............................       2,519       2,596        3,521
Other real estate owned expense ........................         579          42           90
Outside services .......................................      50,441      43,942       48,805
Amortization of intangibles ............................      15,051      15,537       14,870
Other ..................................................      28,977      38,113       29,613
Merger related and restructuring costs .................        --        15,004       32,031
                                                           ---------   ---------    ---------
           TOTAL NONINTEREST EXPENSE ...................   $ 227,240   $ 250,031    $ 271,287
                                                           ---------   ---------    ---------
           INCOME BEFORE INCOME TAXES ..................   $ 133,404   $  76,790    $ 108,277
PROVISION FOR INCOME TAXES .............................      38,943      26,969       38,939
                                                           ---------   ---------    ---------
           NET INCOME ..................................   $  94,461   $  49,821    $  69,338
                                                           =========   =========    =========
NET INCOME PER COMMON SHARE:
Basic ..................................................   $    2.02   $    0.93    $    1.21
Diluted ................................................   $    2.00   $    0.92    $    1.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic ..................................................      46,846      53,845       57,465
Diluted ................................................      47,160      54,186       58,566


                  See Notes to Consolidated Financial Statements.



                  HUDSON UNITED BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,  (in thousands)                                  2001         2000         1999
-----------------------------------------------------------------------------------------------------------

           NET INCOME ...............................................   $  94,461    $  49,821    $  69,338
                                                                        =========    =========    =========
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized securities gains (losses) arising during period ..........   $  23,944    $  (2,273)   $ (54,364)
Unrealized holding loss from securities transferred from held
  to maturity to available for sale .................................      (4,069)        --           --
Unrealized gains on derivative contracts ............................       7,196         --           --
Less: reclassification for (gains) losses  included in net income ...        (994)      38,051          757
Less: reclassification for gain included in net income for securities
  transferred from available for sale to trading assets .............      (4,366)        --           --
                                                                        ---------    ---------    ---------
Other comprehensive income (loss) ...................................   $  21,711    $  35,778    $ (53,607)
                                                                        ---------    ---------    ---------
           COMPREHENSIVE INCOME .....................................   $ 116,172    $  85,599    $  15,731
                                                                        =========    =========    =========


                 See Notes to Consolidated Financial Statements.

HUDSON UNITED BANCORP AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 31, 2001, 2000 and 1999


                                             CONVERTIBLE
 (in thousands,                           PREFERRED STOCK      COMMON STOCK     ADDITIONAL
 except share data)                       ---------------      ------------      PAID-IN
                                          SHARES   AMOUNT    SHARES     AMOUNT   CAPITAL
                                          ------   ------    ------     ------  ---------
Balance at December 31, 1998 ..........      500      $50   52,570,448  $93,470  $360,621
                                           =====     =====  ==========  =======  ========
Net income ............................      --        --          --       --        --
Cash dividends common .................      --        --          --       --        --
3% stock dividend .....................      --        --      159,131      283     2,890
Shares issued for: ....................
   Stock options exercised ............      --        --      590,164    1,050    (7,868)
   Warrants exercised .................      --        --          --       --       (182)
   Dividend reinvestment and
     stock reinvestment plan ..........      --        --       11,742       21       276
   Preferred stock conversion .........     (500)     (50)         --       --       (478)
Cash in lieu of fractional shares .....      --        --          --       --        (22)
Other transactions ....................      --        --       (2,106)      (4)        4
Purchase of treasury stock ............      --        --          --       --        --
LFB acquisition .......................      --        --          --       --        --
Issue and retirement of
   treasury stock .....................      --        --   (1,139,576)  (2,026)  (32,853)
Effect of compensation plans ..........      --        --          --       --      4,285
Other comprehensive loss ..............      --        --          --       --        --
                                           -----     -----  ----------  -------  --------
Balance at December 31, 1999 ..........      --        --   52,189,803  $92,794  $326,673
                                           =====     =====  ==========  =======  ========
Net income ............................      --        --          --       --        --
Cash dividends common .................      --        --          --       --        --
10% stock dividend ....................      --        --    5,217,177      --        771
Shares issued for:
   Stock options exercised ............      --        --          --       --     (4,336)
Cash in lieu of fractional shares .....      --        --          --       --       (172)
Other transactions ....................      --        --      (18,027)     (32)       67
Purchase of treasury stock ............      --        --   (9,424,374)     --        --
Effect of compensation plans ..........      --        --          --       --       (872)
Other comprehensive income ............      --        --          --       --        --
                                           -----     -----  ----------  -------  --------
Balance at December 31, 2000 ..........                     47,964,579  $92,762  $322,131
                                           =====     =====  ==========  =======  ========
Net income ............................      --        --          --       --        --
Cash dividends common .................      --        --          --       --        --
Shares issued for:
   Stock options exercised ............      --        --      179,209      --     (1,762)
Other transactions ....................      --        --      (77,331)      34       (60)
Purchase of  treasury stock ...........      --        --   (2,252,230)     --        --
Effect of compensation plans ..........      --        --          --       --        --
Other comprehensive income ............      --        --          --       --        --
                                           -----     -----  ----------  -------  --------
Balance at December 31, 2001 ..........      --        --   45,814,227  $92,796  $320,309
                                           =====     =====  ==========  =======  ========


                                                                EMPLOYEE STOCK
                                                                  AWARDS AND
                                                                 UNALLOCATED     ACCUMULATED
 (in thousands,                                                 SHARES HELD        OTHER
 except share data)                      RETAINED   TREASURY     IN ESOP AT    COMPREHENSIVE
                                         EARNINGS    STOCK           COST       INCOME (LOSS)   TOTAL
                                         --------   --------    -------------  --------------   -----
Balance at December 31, 1998 ..........   $165,269  $  (9,819)     $ (2,368)       $ 12,702    $619,925
                                          ========  =========      ========        ========    ========
Net income ............................     69,338        --            --              --       69,338
Cash dividends common .................    (45,257)       --            --              --      (45,257)
3% stock dividend .....................    (36,759)    33,586           --              --          --
Shares issued for:
   Stock options exercised ............        --      24,986           --              --       18,168
   Warrants exercised .................        --         236           --              --           54
   Dividend reinvestment and
     stock reinvestment plan ..........        --         --            --              --          297
   Preferred stock conversion .........        --         528           --              --          --
Cash in lieu of fractional shares .....        --         --            --              --          (22)
Other transactions ....................        --         --            --              --          --
Purchase of treasury stock ............        --    (121,367)          --              --     (121,367)
LFB acquisition .......................        --      26,563           --              --       26,563
Issue and retirement of
   treasury stock .....................        --      34,879            --             --          --
Effect of compensation plans ..........        --       1,970        (1,181)            --        5,074
Other comprehensive loss ..............        --         --            --          (53,607)    (53,607)
                                          --------  ---------      --------        --------    --------
Balance at December 31, 1999 ..........   $152,591  $  (8,438)     $ (3,549)       $(40,905)   $519,166
                                          ========  =========      ========        ========    ========
Net income ............................     49,821        --            --              --       49,821
Cash dividends common .................    (49,319)       --            --              --      (49,319)
10% stock dividend ....................    (96,334)    95,563           --              --          --
Shares issued for:
   Stock options exercised ............        --       8,426           --              --        4,090
Cash in lieu of fractional shares .....        --         --            --              --         (172)
Other transactions ....................        --         (35)          --              --          --
Purchase of treasury stock ............        --    (193,271)          --              --     (193,271)
Effect of compensation plans ..........        --       5,462        (2,210)            --        2,380
Other comprehensive income ............        --         --            --           35,778      35,778
                                          --------  ---------      --------        --------    --------
Balance at December 31, 2000 ..........   $ 56,759   $(92,293)     $ (5,759)       $ (5,127)   $368,473
                                          ========  =========      ========        ========    ========
Net income ............................     94,461        --            --              --       94,461
Cash dividends common .................    (47,410)       --            --              --      (47,410)
Shares issued for:
   Stock options exercised ............        --       4,123           --              --        2,361
Other transactions ....................        760       (734)          --              --          --
Purchase of treasury stock ............        --     (56,275)          --              --      (56,275)
Effect of compensation plans ..........        --      (1,381)        1,964             --          583
Other comprehensive income ............        --         --            --           21,711      21,711
                                          --------  ---------      --------        --------    --------
Balance at December 31, 2001 ..........   $104,570  $(146,560)     $ (3,795)       $ 16,584    $383,904
                                          ========  =========      ========        ========    ========

                See Notes to Consolidated Financial Statements.


                                          HUDSON UNITED BANCORP AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000 and 1999 (in thousands)                2001            2000          1999
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................................   $    94,461    $    49,821    $    69,338
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Provision for possible loan and lease losses ...........................        34,147         24,000         52,200
     Provision for depreciation and amortization ............................        29,318         32,077         27,458
     Amortization of security premiums, net .................................         1,804            423          1,776
     Amortization of restricted stock .......................................           597          1,388            673
     Securities and trading asset (gains) losses ............................       (11,356)        58,639          1,164
     Loss  (gain) on sale of premises and equipment .........................            74           (591)          (892)
     Gain on sale of loans ..................................................          (467)        (1,795)        (5,065)
     Mortgage loans originated for sale .....................................          --          (22,487)      (148,616)
     Mortgage loan sales ....................................................          --           31,560        154,143
     Deferred income tax provision ..........................................        11,015          3,484            554
     Net (increase) decrease in assets held for sale ........................       (16,185)          --           14,147
     (Increase) decrease in other assets ....................................      (152,656)        45,335         15,521
     Increase (decrease) in other liabilities ...............................        43,495        (42,484)       (21,201)
                                                                                -----------    -----------    -----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ........................        34,247        179,370        161,200
                                                                                -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale .............       419,298      2,047,169        332,512
Proceeds from repayments and maturities of investment securities:
   Available for sale .......................................................       337,081        332,343        834,451
   Held to maturity .........................................................          --           81,409        155,126
Purchases of investment securities
   Available for sale .......................................................    (1,645,815)          (977)    (1,428,159)
   Held to maturity .........................................................          --          (39,628)       (82,085)
Net cash used in acquisitions ...............................................          --             --         (262,763)
Decrease (increase) in loans other than purchases and sales .................       935,541        307,034       (158,391)
Loans purchased .............................................................          --             --         (114,273)
Credit card and receivables purchased .......................................      (161,434)          --             --
Loans sold ..................................................................          --           38,434        100,449
Proceeds from sales of premises and equipment ...............................         1,464         11,120          7,939
Purchases of premises and equipment .........................................        (6,719)       (23,541)       (31,483)
Decrease (increase) in other real estate owned ..............................           937           (370)           876
                                                                                -----------    -----------    -----------
           NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ..............      (119,647)     2,752,993       (645,801)
                                                                                -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW and savings accounts ........        82,913       (220,517)      (229,760)
Net increase (decrease) in certificates of deposit ..........................        87,365       (421,560)      (595,770)
Net (decrease) increase in borrowings .......................................       (46,895)    (2,024,805)     1,354,442
Reduction of ESOP loan ......................................................          --             --            2,073
Net repayment of debt .......................................................          --           (9,000)          --
Net proceeds from issuance of stock .........................................         2,361          4,090         18,519
Cash dividends paid .........................................................       (47,410)       (49,319)       (45,257)
Acquisition of treasury stock ...............................................       (56,275)      (193,271)      (121,367)
                                                                                -----------    -----------    -----------
           NET CASH  PROVIDED BY (USED IN) FINANCING ACTIVITIES .............        22,059     (2,914,382)       382,880
                                                                                -----------    -----------    -----------
           (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .................       (63,341)        17,981       (101,721)
           CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...................       295,539        277,558        379,279
                                                                                -----------    -----------    -----------
           CASH AND CASH EQUIVALENTS AT END OF YEAR .........................   $   232,198    $   295,539    $   277,558
                                                                                ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
    Interest ................................................................   $   189,227    $   299,562    $   297,116
    Income taxes ............................................................        36,667         20,278         23,167
Additional Disclosures:
    Residential mortgage securitization .....................................       668,522           --             --
    Securities transferred from held to maturity to available for sale ......       520,192           --             --
    Securities transferred from available for sale to trading assets ........       576,308           --             --
Liabilities assumed in purchase business combinations and branch acquisitions          --             --          572,981


                 See Notes to Consolidated Financial Statements.

     Notes To Consolidated Financial Statements

DECEMBER 31, 2001 (in thousands, except share data)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SECURITIES

The Company classifies its securities as held to maturity, available for sale and held for trading purposes. Securities for which the Company has the ability and intent to hold until maturity are classified as held to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts on a straight-line basis, which is not materially different from the interest method. Trading assets are carried at fair value. Management reviews its intent to hold securities to maturity as a result of changes in circumstances, including major business combinations.

Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available for sale and are carried at fair value. Differences between available for sale securities' amortized cost and fair value are charged/credited directly to stockholders' equity, net of income taxes. The cost of securities sold is determined on a specific identification basis. The Company had no securities held for trading purposes at December 31, 2000 and $576.3 million in securities held for trading purposes at December 31, 2001, which were transferred from the available for sale category as of December 31, 2001.

Security purchases and sales are recorded on the trade date.

Securities purchased and sold under agreements to resell and repurchase are accounted for as collateralized financing transactions and are carried at contract value plus accrued interest. It is the policy of the Company to obtain possession or control of collateral with market value equal to or in excess of principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when appropriate. As of December 31, 2001, the Company had pledged securities with market values of $26.1 related to repurchase agreements

MORTGAGE LOANS AND ASSETS HELD FOR SALE

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

ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

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

PREMISES AND EQUIPMENT

Land, buildings and furniture, fixtures and equipment are carried at cost. Depreciation on substantially all buildings and furniture, fixtures and equipment is provided using the straight-line method based on estimated useful lives ranging from 3-39 years. Maintenance and repairs are expensed as incurred and additions and improvements are capitalized.

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

CASH SURRENDER VALUE LIFE INSURANCE

Bank owned life insurance, both separate and general account, is recorded in other assets and reflects the cash surrender value of the underlying policies. Increases in the cash surrender value resulting from investment returns is recorded in other income. Any premium payments or related expenses pertaining to these policies is reflected in noninterest expenses. At year end, the Company had recorded $153.5 million in bank owned life insurance of which $129.4 million was separate account bank owned life insurance.

INTANGIBLES

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and core deposit intangibles. Goodwill was amortized on a straight-line basis over periods ranging from five to ten years. Core deposit intangibles are being amortized, on a straight-line basis, over the estimated average remaining lives of such intangible assets. Refer to the Recent Accounting Standards section of these Notes to Consolidated Financial Statements for further discussion.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 amounts in order to conform to 2001 and 2000's presentation.

PER SHARE AMOUNTS

Basic earnings per common share is computed by dividing net income, less dividends on any convertible preferred stock, by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of any preferred stock and the incremental number of shares issuable from the exercise of stock options calculated using the treasury stock method. All per share amounts have been retroactively adjusted for all stock dividends. All prior annual and interim periods presented have been restated in the new format.

REPORTING COMPREHENSIVE INCOME

SFAS No. 130 established standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. The Company has elected to display Consolidated Statements of Income and Consolidated Statements of Comprehensive Income separately for the disclosed periods.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The estimated fair values of the Company's derivative instruments are reflected in its consolidated balance sheets, any change in value of these instruments are reflected as a component of other comprehensive income in the Company's stockholders' equity. The Company has entered into certain interest rate agreements, including interest rate swaps, caps and floors, as part of its management of interest rate exposure. These agreements are designated against specific assets and liabilities. The effectiveness of each hedge is analyzed by the Company on both an initial and ongoing basis.

RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and other Intangible Assets", on July 20, 2001. The Company adopted SFAS No. 141 effective June 30, 2001. The adoption of SFAS No. 141 will not have a material effect Company's financial position or results of operations. The FASB finalized SFAS No. 142 "Goodwill and Other Intangible Assets" on June 30, 2001. Under this standard, core deposit intangibles must continue to be amortized, but goodwill is no longer amortized. Goodwill acquired prior to July 1, 2001 will cease being amortized on January 1, 2002. Goodwill acquired after June 30, 2001 will not be amortized in 2001 or beyond. Goodwill that is determined to be impaired must be written-off when that determination is made. The Company does not expect to take any impairment charges as a result of the implementation of this standard and expects the adoption will reduce amortization expense of intangibles by approximately 50%.

The FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" in June 2001. This statement will be effective for financial statements for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company expects that the adoption of this statement will not have a material effect on its operations.

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

The following were accounted for using the purchase method of accounting:

The Company entered into agreements at several times during 2001 to purchase third party credit card assets from a subsidiary of Transamerica Finance Company. As of December 31, 2001, the Company had paid total consideration of $161.4 million for $157.0 million of these assets, with an associated premium of $4.4 million that is being amortized over five years. In August 2001, the Company assumed deposit liabilities from First International Bank in the amount of $272.8 million at a discount of $0.5 million.

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

Merger related and restructuring costs were $32.0 million in 1999. These costs include $12.6 million for payout and accruals for employment contracts, severance and other employee related costs, $3.9 million for branch closing, fixed asset disposition and other occupancy related costs, $5.6 million for technical support for system conversion and early termination of system related contracts, $1.8 million for legal and accounting professional services and approval costs, $4.1 million for financial advisor costs, $2.0 million provision for other real estate owned and $2.0 million for other merger related expenses. Merger related and restructuring costs were $69.1 million in 1998. The 1998 costs include $29.5 million for payout and accruals for employment contracts, severance and other employee related costs, $13.2 million for branch closings, fixed asset dispositions, and other occupancy related costs, $13.6 million for professional services and $12.8 million for other merger related expenses.

At December 31, 2000, the amount remaining pertaining to the reserve established in 2000 was $6.4 million. There were no other merger-related and restructuring reserves at December 31, 2000. During 2001, the Company paid $4.9 million for severance and related costs and $1.5 million for consolidating operations and other costs. At December 31, 2001, the Company had no merger related and restructuring reserves.

(3) CASH AND DUE FROM BANKS

The Company's subsidiary bank is required to maintain an average reserve balance as established by the Federal Reserve Board. The amount of the reserve balance for the reserve computation period, which included December 31, 2001, was approximately $24.0 million.

(4) INVESTMENT SECURITIES

The amortized cost and estimated market value of Investment Securities as of December 31, are summarized as follows (in thousands):


                                                     2001                                                 2000
                             -----------------------------------------------------------------------------------------------------
                                            GROSS      UNREALIZED   ESTIMATED                       GROSS   UNREALIZED    ESTIMATED
                             AMORTIZED   -------------------------   MARKET       AMORTIZED       --------------------     MARKET
                                COST         GAINS      (LOSSES)     VALUE          COST            GAINS    (LOSSES)      VALUE
----------------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE
   PORTFOLIO
U.S. Government ..........   $   12,904   $   147    $   --      $    13,051      $    31,839     $    37    $    (48)   $ 31,828
U.S. Government Agencies           --        --          --             --              3,500        --          --         3,500
Mortgage-backed
   securities ............    1,032,993    14,670      (1,068)     1,046,595          241,356         320      (3,642)    238,034
States and Political
   subdivisions ..........       26,992       363          (6)        27,349            1,516          41        --         1,557
Asset  backed  and Other
   debt securities .......      170,747       314         (31)       171,030            3,754        --          (193)      3,561
Federal Home Loan
   Bank stock ............       21,877      --          --           21,877          105,924        --          --       105,924
Other equity securities ..       22,571       614        (690)        22,495           43,092         279      (5,048)     38,323
                             ----------   -------    --------    -----------      -----------     -------    --------    --------
                             $1,288,084   $16,108    $ (1,795)   $ 1,302,397      $   430,981     $   677    $ (8,931)   $422,727
                             ==========   =======    ========    ===========      ===========     =======    ========    ========

During 2001, the Company transferred securities with an amortized cost of $565,573 and a market value of $576,308 from available for sale to trading, resulting in a pretax gain of $10,735.


                                                               2000
                                    ----------------------------------------------------
                                                    GROSS UNREALIZED
                                   AMORTIZED   -----------------------  ESTIMATED MARKET
                                    COST           GAINS      (LOSSES)      VALUE
----------------------------------------------------------------------------------------
HELD TO MATURITY
U. S. Government ................   $  24,199   $    --      $     (69)   $  24,130
U. S. Government agencies .......      38,229         488          (45)      38,672
Mortgage-backed securities ......     406,518         543       (7,845)     399,216
States and political subdivisions      51,246         187          (41)      51,392
                                    ---------   ---------    ---------    ---------
                                    $ 520,192   $   1,218    $  (8,000)   $ 513,410
                                    =========   =========    =========    =========


The amortized cost and estimated market value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                               ESTIMATED
(in thousands)                           AMORTIZED COST      MARKET VALUE
                                         -----------------   ------------

Due in one year or less ..............   $   27,653          $   27,723
Due after one year through five years         7,826               8,129
Due after five years through ten years      164,753             164,844
Due after ten years ..................       10,411              10,734
                                         ----------          ----------
                 Subtotal ............   $  210,643          $  211,430

Mortgage-backed securities ...........    1,032,993           1,046,595
Equity securities ....................       44,448              44,372
Trading assets .......................      565,573             576,308
                                         ----------          ----------
                 Total ...............   $1,853,657          $1,878,705
                                         ==========          ==========

Sales of securities for the years ended December 31, are summarized as follows (in thousands):

                                     2001              2000              1999
--------------------------------------------------------------------------------
Proceeds from sales ............  $  419,298       $  2,047,169       $ 332,512
Gross gains from sales .........       5,320              3,482           4,156
Gross losses from sales ........      (4,115)           (62,121)         (5,320)

Securities with a book value of $169.9 million and $336.9 million at December 31, 2001 and 2000, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

The Company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", effective January 1, 2001. At the same time, the Company decided to transfer the total held to maturity investment portfolio, at an amortized cost of $520.2 million to the available for sale investment portfolio. At the time of the transfer the market value of these securities was $513.4 million and the unrealized loss on these securities was $6.8 million.

During 2001 the Company securitized $668.5 million of residential mortgages, which resulted in the assets being transferred into the investment portfolio as available for sale securities and out of the loan portfolio. The securitization of mortgages did not result in any assets being sold for financial reporting purposes, and did not result in the recognition of any gain or loss at the time of the securitization. The Company did incur certain expenses in the securitization of mortgages, including annual fees paid to Federal Home Loan Mortgage Corporation, which expenses are charged to income in the period when incurred.

(5)  LOANS AND THE ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

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

A summary of the activity in the allowance for possible loan and lease losses is as follows (in thousands):


                                                                 2001        2000          1999
----------------------------------------------------------------------------------------------------
Balance at January 1 ........................................  $ 95,180    $ 98,749      $ 76,043
Additions (deductions):
   Provision for possible loan and lease losses --
     portfolio loans ........................................    24,000      24,000        52,200
   Provision for possible loan and lease losses --
     Non-performing loans held for sale .....................    10,147         --            --
   Allowance acquired through mergers or acquisitions (1) ...     4,711         --          8,634
   Recoveries on loans previously charged off ...............     7,913       7,837         9,929
Loans charged off
   Loans held for sale ......................................   (10,147)        --            --
   Portfolio loans ..........................................   (61,758)    (35,406)      (48,057)
                                                               --------    --------      --------
Total loans charged off .....................................   (71,905)    (35,406)      (48,057)
                                                               --------    --------      --------
Balance at December 31 ......................................  $ 70,046    $ 95,180      $ 98,749
                                                               ========    ========      ========


(1) During the year, the Company paid total consideration of $161.4 million for $157.0 million of third party credit card assets from a subsidiary of Transamerica Finance Company, with an associated premium of $4.4 million. The related allowance for possible loan losses acquired totaled $4.7 million.

(6)  NONPERFORMING ASSETS

The following table presents information related to loans which are on nonaccrual, contractually past due ninety days or more as to interest or principal payments and loans which have been restructured to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties (in thousands)

                                                          DECEMBER 31,
                                                 -------------------------------
                                                    2001         2000      1999
                                                 --------     -------   -------
Nonaccrual loans .............................   $ 44,469(1)  $57,898   $46,352
   Renegotiated loans ........................       --          --       2,751
                                                 --------     -------   -------
   Total nonperforming loans .................     44,469      57,898    49,103
                                                 ========     =======   =======
   90 days or more past due and still accruing   $ 21,008     $29,778   $23,239
                                                 ========     =======   =======
Gross  interest  income which would have been
  recorded under original terms ..............   $  7,571     $ 4,505   $ 3,217
                                                 ========     =======   =======
Gross interest income recorded during the year   $    912     $   564   $   407
                                                 ========     =======   =======

----------

(1) Includes $16.2 million of nonperforming loans held for sale at December 31, 2001.

At December 31, 2001, 2000 and 1999 impaired loans, comprised principally of nonaccruing loans, totaled $45.1 million, $58.5 million, and $49.1 million respectively. The allowance for possible loan and lease losses related to such impaired loans was $3.9 million, $9.9 million, and $8.3 million at December 31, 2001, 2000 and 1999, respectively. The average balance of impaired loans for 2001, 2000 and 1999 was $51.8 million, $52.1 million and $34.4 million, respectively.

(7)  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the subsidiary bank has extended credit to various directors, officers and their associates of the Company and its subsidiaries. The aggregate loans outstanding to related parties are summarized below for the year ended December 31, 2001 (in thousands):

Balance at January 1 ...................................        $ 16,665
New loans issued .......................................           2,257
Repayment of loans .....................................            (793)
Loans Sold .............................................            (115)
Loans to former directors ..............................         (10,695)
                                                                --------
Balance at December 31 .................................        $  7,319
                                                                ========

Charles F.X. Poggi who is the Chairman of the Compensation Committee and is involved in setting executive compensation is President of Poggi Press, a general printing company. During 2001 Poggi Press was paid $281 thousand for printing work for the Company. Management believes the terms and conditions of the transactions with Poggi Press to be equivalent to terms available from an independent third party.

Peter McBride who is on the Compensation Committee and is involved in setting executive compensation, is affiliated with McBride Corporate Real Estate. McBride Corporate Real Estate was retained to assist in the sale and/or leasing of various Hudson United Bancorp properties and in doing so earned commissions of approximately $280 thousand during 2001. Management believes the terms and conditions of the transactions with McBride Corporate Real Estate to be equivalent to terms available from an independent third party.

(8)  PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31 (in thousands):

                                                   2001           2000
--------------------------------------------------------------------------
Land .......................................    $  18,032       $  18,339
Premises ...................................      102,112          98,068
Furniture, fixtures and equipment ..........      129,265         125,424
                                                ---------       ---------
                                                $ 249,409       $ 241,831
Less--Accumulated depreciation .............     (134,136)       (117,010)
                                                ---------       ---------
                                                $ 115,273       $ 124,821
                                                =========       =========

Depreciation and amortization expense for premises and equipment for 2001, 2000 and 1999 amounted to $16.6 million, $15.8 million and $12.5 million, respectively.

(9)  INCOME TAXES

The components of the provision for income taxes for the year ended December 31 are as follows (in thousands):

                                              2001         2000          1999
--------------------------------------------------------------------------------
Federal--
   Current ............................     $ 27,868      $ 23,432     $ 32,179
   Deferred ...........................       11,015         3,484          554
State .................................           60            53        6,206
                                            --------      --------     --------
   Total provision for income taxes ...     $ 38,943      $ 26,969     $ 38,939
                                            ========      ========     ========

A reconciliation of the provision for income taxes, as reported, with the Federal income tax at the statutory rate for the year ended December 31 is as follows (in thousands):


                                                              2001        2000        1999
--------------------------------------------------------------------------------------------
Tax at statutory rate ...................................   $ 46,691    $ 26,876    $ 37,897
Increase (decrease) in taxes resulting from:
    Non-deductible merger related expenses ..............      1,650       2,083       1,750
    Tax-exempt income ...................................     (6,016)     (2,625)     (3,075)
    Reduction of valuation allowance ....................     (2,900)       --          --
    State income taxes, net of Federal income tax benefit         40          34       4,033
    Other, net ..........................................       (522)        601      (1,666)
                                                            --------    --------    --------
    Provision for income taxes ..........................   $ 38,943    $ 26,969    $ 38,939
                                                            ========    ========    ========


Significant components of deferred tax assets and liabilities are as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
------------------------------------------------------------------------------
Deferred Tax Assets (Liabilities):
   Allowance for possible loan and lease losses ......   $ 24,516    $ 32,613
   Federal and state tax operating loss carry forwards      5,827       9,122
   Capital losses ....................................      1,806       6,513
   Director/Officer Compensation Plans ...............      1,162       1,122
   Allowance for Losses on OREO ......................      3,491       3,478
   Depreciation ......................................        450      (4,412)
   Accumulated Other Comprehensive (Income) loss .....     (8,930)      2,762
   Acquisition Related Expenses ......................      8,507       7,620
   Unrealized gain on trading assets .................     (3,551)       --
   Other .............................................      1,908      (3,639)
                                                         --------    --------
     Subtotal Net Deferred Tax Asset .................     35,186      55,179
      Less Valuation Allowance against Capital Losses        --        (2,900)
                                                         --------    --------
   Net Deferred Tax Asset ............................   $ 35,186    $ 52,279
                                                         ========    ========

Management periodically evaluates the realizability of its deferred tax asset and will adjust the level of the valuation allowance if it is deemed more likely than not that all or a portion of the asset is realizable. The valuation allowance at December 31, 2000 was $2.9 million. This valuation allowance was established due to uncertainties surrounding the ability to generate capital gains for income tax purposes to offset capital loss carryforwards. During 2001, the Company adopted a tax planning strategy in connection with repositioning the investment portfolio that rendered this valuation allowance unnecessary.

The following represents the tax impact of unrealized securities gains (losses) (in thousands):


                                                                 For the year ended December 31, 2001
                                                                 ------------------------------------
                                                                  Before tax    Tax      Net of Tax
                                                                    Amount     Benefit     Amount
                                                                 -----------  ---------  ------------
Unrealized holding gains arising during period ................   $ 40,467    $(16,523)   $ 23,944
Unrealized  holding loss from securities  transferred
  from held to maturity to available for sale .................     (6,782)      2,713      (4,069)
Change in valuation of derivative contracts ...................     12,196      (5,000)      7,196
Less: reclassification for gains realized in Net Income .......     (1,683)        689        (994)
Less: reclassification for gain included in net income for
  securities transferred from available for sale to trading
  assets ......................................................     (7,400)      3,034      (4,366)
                                                                  --------    --------    --------
Net change during period ......................................   $ 36,798    $(15,087)   $ 21,711
                                                                  ========    ========    ========


                                                                  For the year ended December 31, 2000
                                                                  ------------------------------------
                                                                   Before tax    Tax       Net of Tax
                                                                     Amount     Benefit     Amount
                                                                  -----------  ---------   -----------
Unrealized holding losses arising during period ................   $ (3,293)   $  1,020    $ (2,273)
Less: reclassification for losses realized in Net Income .......     58,639     (20,588)     38,051
                                                                   --------    --------    --------
Net change during period .......................................   $ 55,346    $(19,568)   $ 35,778
                                                                   ========    ========    ========

                                                                  For the year ended December 31, 1999
                                                                  ------------------------------------
                                                                  Before tax     Tax      Net of Tax
                                                                    Amount     Expense      Amount
                                                                  ----------   --------   ------------
Unrealized holding losses arising during period ................   $(86,200)   $ 31,836    $(54,364)
Less: reclassification for losses realized in Net Income .......      1,164        (407)        757
                                                                   --------    --------    --------
Net change during period .......................................   $(85,036)   $ 31,429    $(53,607)
                                                                   ========    ========    ========

(10) BENEFIT PLANS AND POSTRETIREMENT BENEFITS

The Company and its acquired subsidiaries have certain pension plans which cover eligible employees. The plans provide for payments to qualified employees based on salary and years of service. The Company's funding policy for these plans is to make the maximum annual contributions allowed by the applicable regulations.

Information regarding the benefit obligation resulting from the actuarial valuations prepared as of January 1, 2001 and 2000 is as follows (in thousands):

                                                       2001       2000
--------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ..........   $ 37,253    $ 33,664
Service cost .....................................      2,264       2,220
Interest cost ....................................      2,603       2,483
Actuarial gain ...................................        (19)      1,779
Amendments .......................................       --          (155)
Settlements ......................................       --          (391)
Benefits paid ....................................     (2,618)     (2,347)
                                                     --------    --------
Benefit obligation at end of year ................   $ 39,483    $ 37,253
                                                     ========    ========

                                                        2001        2000
--------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year ...   $ 42,922    $ 43,285
Actual (loss) return on plan assets ..............     (2,497)      2,184
Employer contribution ............................        260         191
Settlements ......................................       --          (391)
Benefits paid ....................................     (2,618)     (2,347)
                                                     --------    --------
Fair value of plan assets at end of year .........   $ 38,067    $ 42,922
                                                     ========    ========

PREPAID/ACCRUED PENSION COST CONSISTS OF THE FOLLOWING AS OF DEC. 31:

Funded status ....................................   $(1,416)        $ 5,669
Unrecognized net transition obligation ...........      (154)           (237)
Unrecognized net actuarial gain (loss) ...........     1,008          (5,542)
Unrecognized prior service cost ..................       500             578
                                                     -------         -------
Prepaid/accrued pension (benefit) cost ...........   $   (62)        $   468
                                                     =======         =======

Assumptions used by the Company in the accounting for its plans in 2001 and 2000 were:

WEIGHTED AVERAGE ASSUMPTIONS AS OF DEC. 31:
                                                       2001           2000
--------------------------------------------------------------------------------

Discount rate ..............................           7.25%        7.5 - 8.0%
Expected return on plan assets .............      8.5 - 9.5%        8.0 - 9.0%
Rate of compensation increase ..............            3.5%              5.5%


COMPONENTS OF NET PERIODIC  BENEFIT COST AS OF
DECEMBER 31, (IN THOUSANDS):
                                            2001          2000           1999
--------------------------------------------------------------------------------
Service cost .........................    $ 2,264       $ 2,220         $2,023
Interest cost ........................      2,603         2,483          2,388
Expected return on plan assets .......     (3,759)       (2,650)        (3,403)
Amendments ...........................        --            --              60
Settlements ..........................         34            30            473
Net Amortization and deferral ........       (353)         (986)            44
                                          -------       -------         ------
Net periodic benefit cost ............    $   789       $ 1,097         $1,585
                                          =======       =======         ======

The Company has 401(k) savings plans covering substantially all of its employees. Under these Plans, the Company matches varying percentages of the employee's contribution. The Company's contributions under these Plans were approximately $1.5, $1.8, and $1.2 million in 2001, 2000, and 1999.

In addition, the Company provides supplemental employee retirement plans for certain current and former management employees.

(11) DEPOSITS

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $899.6 million and $703.5 million at December 31, 2001 and 2000, respectively.

The scheduled maturities of certificates of deposit are as follows at December 31, 2001 (in thousands):

         3 months or less ......................   $   852,107
         Greater than 3 months to 1 year .......       998,037
         Greater than 1 year to 3 years ........       279,890
         Greater than 3 years ..................        86,207
                                                   -----------
                                                   $ 2,216,241
                                                   ===========

(12) BORROWINGS

The following is a summary of borrowings at December 31 2001 (in thousands):

The following table shows the distribution of the Company's borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amounts of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

                                                  Federal Funds
                                                  Purchased and
                                                  Securities Sold
                                                  Under Agreement       Other
                                                   to Repurchase      Borrowings
                                                  ------------------------------
                                                            (In Thousands)
At December 31:
       2001 ....................................    $  228,347      $    83,619
       2000 ....................................       176,878          181,983
       1999 ....................................       985,170        1,398,496
Weighted average interest rate at year end:
       2001 ....................................          2.40%            4.93%
       2000 ....................................          4.69%            6.23%
       1999 ....................................          5.24%            5.76%
Maximum amount outstanding at any month's end:
       2001 ....................................    $  228,347       $  147,649
       2000 ....................................     1,268,412        1,500,562
       1999 ....................................       994,143        1,500,677
Average amount outstanding during the year:
       2001 ....................................      $166,703       $   54,420
       2000 ....................................       718,444          857,037
       1999 ....................................       950,039          725,604
Weighted average interest rate during the year:
       2001 ....................................          3.89%            5.59%
       2000 ....................................          5.75%            6.09%
       1999 ....................................          5.08%            5.47%

The following is a summary of borrowings at December 31 (in thousands)

                                                   2001       2000
                                                 --------   --------
Federal Home Loan Bank advances ..............   $ 75,000   $173,847

Securities sold under agreements to repurchase    213,347    176,878
Federal funds purchased ......................     15,000       --
Treasury, Tax and Loan note ..................      3,846      2,567
Other borrowings .............................      4,773      5,569
                                                 --------   --------
   Total borrowings ..........................   $311,966   $358,861
                                                 ========   ========

     Maturity distribution of borrowings at December 31, 2001 (in thousands):

       2002 ....................................     $257,192
       2004 ....................................       25,000
       2008 ....................................       25,000
       2009 and after                                   4,774
                                                     --------
                 Total                               $311,966
                                                     ========


     Information concerning securities sold under agreements to repurchase and FHLB advances is summarized as follows (in thousands):

                                                       2001             2000
      --------------------------------------------------------------------------
      Average daily balance during the year .......  $ 153,724      $ 1,463,467
      Average interest rate during the year .......       5.71%            6.01%
      Maximum month-end balance during the year ...  $ 213,346      $ 2,463,527

During 2001, the Company paid a penalty of $585,000 in conjunction with the early extinguishment of $25 million in FHLB advances.

Investment securities underlying the repurchase agreements at December 31 (in thousands):

                                                    2001             2000
--------------------------------------------------------------------------------
Carrying value ................................   $111,279         $209,947
Estimated fair value ..........................   $114,080         $206,594

(13) SUBORDINATED DEBT

In January, 1994, the Company sold $25.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2004, bear interest at a fixed interest rate of 7.75% per annum payable semi-annually.

In March 1996, the Company issued $23.0 million aggregate principal amount of subordinated debentures which mature in 2006 and bear interest at a fixed interest rate of 8.75% per annum payable semi-annually. These notes are redeemable at the option of the Company, in whole or in part, at any time after April 1, 2001, at their stated principal amount plus accrued interest, if any. Under the indenture for the Subordinated Notes, the notes are currently callable at par plus accrued interest, and are redeemable thirty days following the call for redemption. On January 7, 2002, the Company announced redemption of this issue.

In September 1996, the Company sold $75.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at a fixed interest rate of 8.20% per annum payable semi-annually.

Proceeds of the above issuances were used for general corporate purposes including providing Tier I capital to Hudson United. The debt has been structured to comply with the Federal Reserve Bank rules regarding debt qualifying as Tier 2 capital at the Company.

(14) CAPITAL TRUST SECURITIES

January 31, 1997, the Company placed $50.0 million in aggregate liquidation amount at a fixed rate of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount at a fixed rate of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital securities are redeemable by the company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

February 5, 1997, the Company placed $25.0 million in aggregate liquidation amount at a fixed rate of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $25.3 million principal amount at a fixed rate of 9.25% Junior Subordinated Debentures due 2027 of the Company. The 9.25% Trust preferred securities are redeemable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise.

On June 19, 1998, the Company placed $50.0 million in aggregate liquidation amount at a fixed rate of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount at a fixed rate of 7.65% Junior Subordinated Debentures due 2028 of the Company. The 7.65% Capital securities are redeemable by the company on or after June 15, 2008 or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

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

The Board of Directors adopted the 1995 Stock Option Plan, which provides for the issuance of up to 1,030,000 stock options to employees of the Company in addition to those previously granted. There are other options outstanding that were granted under the plans of acquired companies. The option or grant price cannot be less than the fair market value of the common stock at the date of the grant.

In connection with the PFC, MSB, DFC, IBS, and Jeff acquisitions, all of the outstanding PFC, MSB, DFC, IBS, and Jeff options were converted into options to purchase common stock of the Company. Transactions under the Company's plans are summarized as follows:

                                       NUMBER OF               OPTION PRICE
                                        SHARES                  PER  SHARE
--------------------------------------------------------------------------------
Outstanding, December 31, 1999 ....   2,159,028              $ 4.16 - $31.00
                                     -------------------------------------------
   Granted ........................     289,300              $ 9.38 - $26.06
   Exercised ......................    (471,315)             $ 6.26 - $29.62
   Forfeited/Cancelled ............     (26,930)             $ 8.39 - $27.55
                                     -------------------------------------------
Outstanding, December 31, 2000 ....   1,950,083              $ 4.16 - $31.00
                                     -------------------------------------------
   Granted ........................     215,000              $20.06 - $28.50
   Exercised ......................    (179,209)             $ 4.29 - $22.04
   Forfeited/Cancelled ............    (416,608)             $ 9.77 - $31.00
                                     -------------------------------------------
Outstanding, December 31, 2001 ....   1,569,266              $ 4.16 - $30.79
                                     -------------------------------------------
Exercisable, December 31, 2001 ....   1,416,266              $ 4.16 - $30.79
                                     -------------------------------------------

In connection with the SJB acquisition in 1999, the Company issued Hudson United Bancorp common shares to the holders of options to purchase SJB common stock, the value of which was based on the value of the options on the date of acquisition.

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

                                                   Year Ended December 31,
                                               ------------------------------
                                                 2001       2000      1999
                                               ------------------------------
Basic Earnings Per Share
Net income ..................................  $ 94,461   $ 49,821   $ 69,338
Weighted average common shares outstanding ..    46,846     53,845     57,465
Basic Earnings Per Share ....................  $   2.02   $   0.93   $   1.21
                                               ========   ========   ========
Diluted Earnings Per Share
Net income ..................................  $ 94,461   $ 49,821   $ 69,338
Weighted average common shares outstanding .. 46,846 53,845 57,465 Effect of Dilutive Securities:
   Stock Options ............................       314        341      1,101
                                               --------   --------   --------
                                                 47,160     54,186     58,566
Diluted Earnings Per Share ..................  $   2.00   $   0.92   $   1.18
                                               ========   ========   ========

(17) RESTRICTIONS ON BANK DIVIDENDS, LOANS OR ADVANCES

Certain restrictions exist regarding the ability of Hudson United to transfer funds to the Company in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. As of December 31, 2001, $556.3 million, subject to regulatory capital limitations, was available for distribution to the Company from Hudson United.

Under Federal Reserve regulations, Hudson United is limited as to the amounts it may loan to its affiliates, including the Company. All such loans are required to be collateralized by specific obligations.

(18) LEASES

Total rental expense for all leases amounted to approximately $12.3 million, $10.8 million and $10.3 million in 2001, 2000 and 1999, respectively.

At December 31, 2001, the minimum total rental commitments under all noncancellable leases on bank premises with initial or remaining terms of more than one year were as follows (in thousands):

             2002 ............................   $  9,452
             2003 ............................      7,974
             2004 ............................      7,151
             2005 ............................      5,809
             2006 and Thereafter .............     15,757

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases of other properties.

(19) COMMITMENTS AND CONTINGENT LIABILITIES

In the fourth quarter of 2000, the Company established a $2 million reserve for potential legal settlements related to the Jeff and SJB acquisitions. At December 31, 2001, the balance pertaining to this reserve was zero. The Company and its subsidiaries, from time to time, may be defendants in legal proceedings In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these legal proceedings will not have a material effect on the consolidated financial statements. In the normal course of business, the Company and its subsidiaries have various commitments and contingent liabilities such as commitments to extend credit, letters of credit

The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and income per share would have been reduced to the proforma amounts indicated below (in thousands, except share data):

                                                2001         2000        1999
-------------------------------------------------------------------------------
Net income                  As reported ...  $ 94,461      $49,821     $ 69,338
                            Pro forma .....    93,316       48,679       67,781
Basic earnings per share
                            As reported ...      2.02      $  0.93     $   1.21
                            Pro forma .....      1.99         0.90         1.18
Diluted earnings per share
                            As reported ...  $   2.00      $  0.92     $   1.18
                            Pro forma .....      1.98         0.90         1.15

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 2001, 2000 and 1999: dividend yield of 3.61% for 2001, 4.24% for 2000 and 2.87% to
3.05% for 1999; risk-free interest rates of 4.28% to 4.29% in 2001, 4.66% to 4.91% for 2000 and 6.55% in 1999; volatility factors of the expected market price of the Company's common stock of approximately 28% in 2001, 46% to 56% in 2000 and 51% in 1999 and an expected life of 5 years in 2001, 5 to 10 years in 2000 and 7 years in 1999.

The Company has a restricted stock plan in which 139,861 shares, as of December 31, 2001, of the Company's common stock may be granted to officers and key employees. 11,230, 219,750 and 68,055 shares of common stock were awarded which vest between two to ten years from the date of grant during 2001, 2000 and 1999, respectively. The value of shares issued that have not been vested are $3.8 million, $5.8 million, and $3.5 million for 2001, 2000 and 1999, respectively, and have been recorded as a reduction of stockholders' equity. Amortization of restricted stock awards charged to expense amounted to $0.6 million, $1.4 million, and $0.7 million, in 2001, 2000 and 1999, respectively.

Prior to termination of the merger agreement between Hudson United Bancorp and Dime Bancorp, Inc., the compensation committee adopted the Hudson United Bancorp and Subsidiaries Key Employee Retention Program. The program was designed to encourage designated key employees of Hudson United Bancorp and its subsidiaries (collectively, the "Company") to remain with the Company in connection with the then pending merger and subsequent transition in light of the uncertainty then surrounding the consummation of the merger. Eligible employees received awards under the program that totaled, in the aggregate, 186,000 shares of restricted stock and $90,000 in cash awards. Restricted stock and cash awards under the program were to become 100% vested ten years from the date of the award. Restricted stock and cash awards were to become fully and immediately vested if, within two years after the Hudson-Dime merger agreement, (1) the Company received payment of $25 million or more in satisfaction of its rights under the terms of the September 16, 1999 Stock Option Agreement between Hudson and Dime; or (2) there occurred a change in control, as defined in the Restricted Stock Plan. On January 7, 2002 the Company received $77 million of final merger termination payment from Dime, which resulted in the vesting of the aforementioned restricted stock and cash awards. The vesting of the restricted stock and cash awards were part of the approximately $15 million in expenses related to the closing of the Washington Mutual/Dime merger recorded by the Company in the first quarter of 2002.

In November 1993, the Company's Board of Directors authorized management to repurchase up to 10 percent of its outstanding common stock each year. The program may be discontinued or suspended at any time, and there is no assurance that the Company will purchase the full amount authorized. The acquired shares are to be held in treasury and to be used for stock option and other employee benefit plans, stock dividends, or in connection with the issuance of common stock in pending or future acquisitions. In June 2000, the Company's Board of Directors authorized the repurchase of up to 20% of the Company's outstanding shares. In June 2001, the Company's Board of Directors extended the Company's stock repurchase program until December 2002 and authorized additional repurchases of up to 10% of the Company's outstanding shares. During 2001, the Company purchased 2.3 million treasury shares at an aggregate cost of $56.3 million. During 2001, 179,209 shares were reissued for stock options and other employee benefit plans.

and liability for assets held in trust which are not reflected in the accompanying financial statements. Loan commitments, commitments to extend lines of credit and standby letters of credit are made to customers in the ordinary course of business. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. The Company's maximum exposure to credit loss for loan commitments, primarily unused lines of credit, and standby letters of credit outstanding at December 31, 2001 was $2.9 billion and $56.3 million, respectively.

(20) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company has no off-balance sheet security financings or related type entities.

Unused commitments include loan origination commitments, which are legally binding agreements to lend at a specified interest rate for a specified purpose and lines of credit, which represent loan agreements under which the lender has an obligation, subject to certain conditions to lend funds up to a particular amount, whereby the borrower may repay and re-borrow at anytime within the contractual period. Stand by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

The Company's maximum exposure to accounting loss related to the contract amounts of these financial instruments, assuming they are fully funded at December 31, 2001 is as follows:

      (IN THOUSANDS)          LOAN ORIGINATION    UNUSED  STAND BY
                                 COMMITMENTS       LOC      LOC       TOTAL
                              ---------------- ---------- --------- ---------
      Real Estate Mortgage ..  $  41,046                            $   41,046
      Home Equity Loans .....                  $  337,039              337,039
      Other Consumer Loans ..                  $1,940,618            1,940,618
      Commercial Loans ......                  $  616,609  $56,321     672,930
                                                                    ----------
      Total .................                                       $2,991,633

(21) HUDSON UNITED BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION


(in thousands)                                                                             DECEMBER 31,
BALANCE SHEETS                                                                         2001           2000
--------------------------------------------------------------------------------------------------------------
ASSETS:
Cash ..........................................................................       $  7,345        $   828
Federal Funds .................................................................             --            159
Securities:
  Available for sale ..........................................................         18,354         36,868
Investment in subsidiaries ....................................................        618,298        587,922
Accounts receivable ...........................................................             --            238
Premises and equipment, net ...................................................          7,487          8,247
Other assets ..................................................................         13,034          9,996
                                                                                     ------------------------
TOTAL ASSETS ..................................................................      $ 664,518      $ 644,258
                                                                                     ========================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes payable-subsidiaries ....................................................      $  22,362       $ 24,911
Accrued taxes and other liabilities ...........................................          9,952          2,574
                                                                                     ------------------------
                                                                                     $  32,314       $ 27,485

Subordinated Debt .............................................................        123,000        123,000
Company-obligated mandatorily redeemable preferred capital
  securities of three subsidiary trusts holding solely
  junior subordinated debentures of the Company ...............................        125,300        125,300
                                                                                     ------------------------
TOTAL LIABILITIES .............................................................       $280,614       $275,785

Stockholders' equity ..........................................................        383,904        368,473
                                                                                     ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................................      $ 664,518       $644,258
                                                                                     ========================


(in thousands)                                                               YEARS ENDED DECEMBER 31,
                                                                       --------------------------------------
STATEMENTS OF INCOME                                                    2001           2000           1999
-------------------------------------------------------------------------------------------------------------
INCOME:
  Cash dividends from bank subsidiaries .........................      $101,161        $37,761        $53,052
  Interest ......................................................            56          2,272          4,183
  Securities (losses) income ....................................          (632)         3,533          1,849
  Rental income .................................................           606            927          1,142
  Other .........................................................         2,398          3,445          7,955
                                                                       --------------------------------------
                                                                       $103,589        $47,938        $68,181
EXPENSES:
General and administrative ......................................         1,713          3,960          6,608
Interest ........................................................        18,141         21,042         25,442
                                                                       --------------------------------------
                                                                       $ 19,854        $25,002        $32,050
                                                                       --------------------------------------
Income before income taxes and equity in
  Undistributed net income of subsidiaries ......................        83,735        $22,936        $36,131
Income tax benefit ..............................................        (5,288)        (4,979)        (6,046)
                                                                       --------------------------------------
                                                                       $ 89,023        $27,915        $42,177
Equity in undistributed net income of subsidiaries ..............         5,438         21,906         27,161
                                                                       --------------------------------------
NET INCOME ......................................................      $ 94,461        $49,821        $69,338
                                                                       ======================================


HUDSON UNITED BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)
(in thousands)                                                                YEARS ENDED DECEMBER 31,
STATEMENTS OF CASH FLOWS                                                  2001          2000          1999
-------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income ....................................................      $  94,461     $  49,821      $  69,338
  Adjustments to reconcile net income to net cash provided
    by operating activities--
      Amortization and depreciation .............................            800           811            988
      Amortization of restricted stock ..........................            597         1,388            673
      Securities losses (income) ................................            632        (3,533)        (1,849)
      (Increase) decrease in investment in subsidiaries .........        (30,376)       65,631         78,881
      Decrease in accounts receivable ...........................             83        11,264          2,024
      Decrease (increase) in other assets .......................         26,301        38,719        (30,470)
      (Decrease) increase in notes payable ......................             --       (37,283)        59,745
      Increase (decrease)  in accounts payable ..................          5,212          (147)       (15,458)
      Decrease in accrued taxes and other liabilities ...........           (385)       (4,414)        (2,239)
                                                                       --------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES .......................      $  97,325     $ 122,257      $ 161,633
                                                                       --------------------------------------
Investing activities:
  Proceeds from sale of securities ..............................      $      --     $  46,078      $   9,232
  Proceeds from maturities of securities ........................         10,282           800         10,000
  Purchase of securities ........................................             --            --        (65,813)
  Investments in bank's subordinated notes ......................             --        23,000             --
  Capital expenditures ..........................................           (220)       (1,113)        (1,422)
  Other .........................................................            295            --             --
                                                                       --------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .............      $  10,357     $  68,765      $ (48,003)
                                                                       --------------------------------------
Financing activities:
  Proceeds from issuance of common stock ........................      $   2,361     $   4,090      $  18,519
  Dividends paid ................................................        (47,410)      (49,319)       (45,257)
  Purchase of treasury stock ....................................        (56,275)     (193,271)      (121,367)
  Other .........................................................            --         36,597          2,073
                                                                       --------------------------------------
NET CASH USED IN FINANCING ACTIVITIES ...........................      $(101,324)    $(201,903)     $(146,032)
                                                                       --------------------------------------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............      $   6,358     $ (10,881)     $ (32,402)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................            987        11,868         44,270
                                                                       --------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ........................      $   7,345     $     987      $  11,868
                                                                       ======================================

(22) SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following quarterly financial information for the two years ended December 31, 2001 and 2000 is unaudited. However, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected. Results of operations for the periods are not necessarily indicative of the results of the entire year or any other interim period.


                                                                          THREE MONTHS ENDED
(Dollars in thousands)                                 March 31(a)      June 30(a)    September 30(a)    December 31
                                                       --------------------------------------------------------------
2001
Net interest income ................................    $ 70,428         $ 71,960       $ 70,647          $ 72,331
Provision for possible loan and lease losses,
  portfolio loans ..................................       6,000            6,000          6,000             6,000
Provision for possible loan and lease losses,
  loans held for sale ..............................          --               --             --            10,147
Income before income taxes .........................      31,489           32,794         33,682            35,439
Net income .........................................      22,043           23,284         23,915            25,219
Earnings per share-basic ...........................        0.46             0.50           0.51              0.55
Earnings per share-diluted .........................        0.46             0.49           0.51              0.54

2000
Net interest income ................................    $ 87,687         $ 84,665       $ 75,814          $ 71,560
Provision for possible loan losses .................       6,000            6,000          6,000             6,000
Income (loss) before income taxes ..................      45,053          (15,766)        36,805            10,698
Net income (loss) ..................................      29,873          (12,567)        24,457             8,040
Earnings (loss) per share-basic ....................        0.53            (0.22)          0.46              0.16
Earnings (loss) per share-diluted ..................        0.53            (0.22)          0.45              0.16

(a) Net income and related per share amounts for these periods in 2000 were significantly impacted by merger related and restructuring costs related to the proposed merger with the Dime.

(23) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments include cash, loan agreements, accounts receivable and payable, debt securities, deposit liabilities, loan commitments, standby letters of credit and financial guarantees, among others. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale.

Estimated fair values have been determined by the Company using the best available data and estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating rates, it is presumed that estimated fair values generally approximate their recorded book balances. The estimation methodologies used, the estimated fair values and recorded book balances of the Company's financial instruments at December 31, 2001 and 2000 were as follows:

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


(in thousands)                                              2001                         2000
                                                -------------------------       -------------------------
                                                ESTIMATED       RECORDED        ESTIMATED      RECORDED
                                                FAIR VALUE     BOOK VALUE       FAIR VALUE    BOOK VALUE
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents ....................   $  232,198    $  232,198        $ 295,539     $ 295,539
Investment securities available for sale
  (including Trading Assets) .................    1,878,705     1,878,705          422,727       422,727
Investment securities held to maturity .......           --            --          513,410       520,192

The fair value of the Company's derivative instruments, which includes interest rate swaps, floors and caps, was based on quoted market price.


                                                            2001                          2000
                                                -------------------------       ------------------------
                                                ESTIMATED       CARRYING        ESTIMATED      CARRYING
                                                FAIR VALUE        VALUE         FAIR VALUE      VALUE
--------------------------------------------------------------------------------------------------------
Derivative instruments .......................   $ 13,715       $ 13,715            --             --

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


                                                                2001                            2000
                                                      -------------------------       -------------------------
                                                      ESTIMATED       RECORDED        ESTIMATED      RECORDED
                                                      FAIR VALUE     BOOK VALUE       FAIR VALUE    BOOK VALUE
--------------------------------------------------------------------------------------------------------------
Loans, net of allowance, and assets
  held for sale ..............................        $ 4,742,328    $ 4,390,741      $ 5,293,567   $5,182,343

The fair value of demand deposits, savings deposits and certain money market accounts approximates their recorded book balances. The fair value of fixed maturity certificates of deposit was estimated using the present value of discounted cash flows based on rates currently offered for deposits of similar remaining maturities.


                                                                2001                            2000
                                                      -------------------------       ------------------------
                                                      ESTIMATED       RECORDED        ESTIMATED      RECORDED
                                                      FAIR VALUE     BOOK VALUE       FAIR VALUE    BOOK VALUE
--------------------------------------------------------------------------------------------------------------
Deposits ........................................     $ 5,784,222    $ 5,983,545      $ 5,508,970   $5,813,267

The fair value for accrued interest receivable and the cash surrender value of life insurance policies approximates their respective recorded book balance. The fair value of borrowed funds is estimated using the present value of discounted cash flows based on the rates currently offered for debt instruments of similar remaining maturities.


                                                                2001                            2000
                                                      -------------------------       ------------------------
                                                      ESTIMATED       RECORDED        ESTIMATED      RECORDED
                                                      FAIR VALUE     BOOK VALUE       FAIR VALUE    BOOK VALUE
--------------------------------------------------------------------------------------------------------------
Accrued interest receivable .....................       46,996          46,996         $ 55,283      $ 55,283
Cash surrender value of life insurance ..........      153,506         153,506           23,054        23,054
Borrowings ......................................      299,807         311,966          358,054       358,861

The fair value of the subordinated debt and capital trust securities was determined by reference to quoted market prices.


                                                                2001                            2000
                                                      -------------------------       ------------------------
                                                      ESTIMATED       RECORDED        ESTIMATED      RECORDED
                                                      FAIR VALUE     BOOK VALUE       FAIR VALUE    BOOK VALUE
--------------------------------------------------------------------------------------------------------------
Subordinated Debt ...............................     $ 123,056       $ 123,000       $ 117,799     $ 123,000
Capital Trust Securities ........................       125,300         125,300         104,249       125,300

The Company's remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. There is no material difference between the notional amount and estimated fair value of off-balance sheet items, other than derivative instruments, which are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

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

(24) REGULATORY MATTERS/CAPITAL ADEQUACY

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

The Company's and the Bank's actual capital amounts and ratios at December 31, 2001 and 2000 are presented in the following table


(dollars in thousands):


                                                                                                     To Be Well Capitalized
                                                                                 For Capital         Under Prompt Corrective
                                                       Actual                 Adequacy Purposes        Action Provisions
                                             --------------------------- ------------------------- -------------------------
                                                Amount        Ratio         Amount        Ratio       Amount       Ratio
                                             ------------- ------------- ------------- ----------- ------------ -----------
AS OF DECEMBER 31, 2001:
  Total Capital to Risk Weighted Assets:
         Hudson United Bancorp ............   $ 537,495     10.51%       $ 409,061       >8.0%      $ 511,326      >10.0%
         Hudson United Bank ...............     530,336     10.39%         408,197       >8.0%        510,246      >10.0%

  Tier I Capital to Risk Weighted Assets:
         Hudson United Bancorp ............   $ 385,112      7.53%       $ 204,530       >4.0%      $ 306,796       >6.0%
         Hudson United Bank ...............     448,142      8.78%         204,099       >4.0%        306,148       >6.0%

  Tier I Capital to Average Assets:
         Hudson United Bancorp ............   $ 385,112      5.75%       $ 267,811       >4.0%      $ 334,763       >5.0%
         Hudson United Bank ...............     448,142      6.71%         267,307       >4.0%        334,134       >5.0%


                                                                                                   To Be Well Capitalized
                                                                               For Capital         Under Prompt Corrective
                                                       Actual               Adequacy Purposes        Action Provisions
                                             ---------------------------- ------------------------ -------------------------
                                                Amount      Ratio         Amount        Ratio       Amount       Ratio
                                             ------------- ------------- ------------- ----------- ------------ -----------
AS OF DECEMBER 31, 2000:
  Total Capital to Risk Weighted Assets:
         Hudson United Bancorp ............   $ 571,433     11.05%       $ 413,565       >8.0%      $ 516,956      >10.0%
         Hudson United Bank ...............     528,548     10.27%         411,818       >8.0%        514,773      >10.0%

  Tier I Capital to Risk Weighted Assets:
         Hudson United Bancorp ............   $ 393,436      7.61%       $ 206,782       >4.0%      $ 310,174       >6.0%
         Hudson United Bank ...............     440,525      8.56%         205,909       >4.0%        308,864       >6.0%

  Tier I Capital to Average Assets:
         Hudson United Bancorp ............   $ 393,436      5.96%       $ 264,031       >4.0%      $ 330,039       >5.0%
         Hudson United Bank ...............     440,525      6.62%         266,363       >4.0%        332,954       >5.0%

(25) DERIVATIVES FINANCIAL INSTRUMENTS

During 2001, the Company entered into interest rate agreements, which included interest rate swaps, caps and floors, as part of the Company's interest rate risk management strategy. These agreements are entered into as cash flow hedges against interest rate risk and are designated against specific assets and liabilities. $660 million in interest rate swaps and floors were purchased to mitigate the exposure of net interest income to declines in interest rates and had an unrealized gain of $12.5 million at December 31, 2001. A $100 million cap was purchased to mitigate the exposure of net interest income to increases in interest rates and had an unrealized loss of $0.3 million at December 31, 2001. Terms of interest rate agreements are contractually set, and do not change if the Company's credit rating changes. These agreements are not linked to the Company's stock price; there is no obligation to issue shares of Hudson United as part of any interest rate agreements.

Interest rate derivatives outstanding at December 31, 2001 are as follows: (in thousands)


Maturity                     Notional          Fixed        Variable        Type of
                              Amount       Interest Rate   Rate Index      Instrument
-------------------------------------------------------------------------------------
1 year or less                $25,000          5.00%          Libor           Floor
                               10,000          6.00%          Libor            Swap
                               15,000          5.40%          Libor            Swap

1 year through 5 years        100,000          7.64%          Prime            Swap
                              100,000          7.71%          Prime            Swap
                              100,000          7.66%          Prime            Swap
                              100,000          7.64%          Prime            Swap
                               10,000          6.00%          Libor            Swap
                              100,000          7.75%          Prime             Cap
                              100,000          7.00%          Prime           Floor
                               50,000          7.00%          Prime           Floor
                               50,000          7.00%          Prime           Floor
                            ---------
    Total                   $ 760,000
                            =========

(26) SUBSEQUENT EVENTS

On January 7, 2002, the Company received $77 million of cash from Dime representing the final termination payment relating to the uncompleted merger of the Company and Dime, which was payable upon the closing merger between Dime and Washington Mutual Inc. Pursuant to the termination agreement between the Company and Dime dated April 28, 2000, Dime was required to pay the Company a total of $92 million upon the closing of Washington Mutual's acquisition of Dime. A minimum payment of $15 million was recorded by the Company in 2000. The remaining $77 million was recognized as revenue in the first quarter of 2002. The Company expects to record approximately $15 million of expenses in the first quarter of 2002 which are related to the closing of the Washington Mutual/Dime merger, including financial advisor fees, acceleration of employee retention awards and other expenses.

The Company also announced in January of 2002, the call for redemption of $23 million of 8.75% Subordinated Notes due April 1, 2006, which notes were originally issued by JeffBanks, Inc. in 1996, and which notes were assumed by the Company as part of its acquisition of JeffBanks in 1999.

Regarding the Company's 2001 year-end balance sheet restructuring, all the designated trading account assets, amounting to $576 million, were sold in January 2002.

Market and Dividend Information

Hudson United Bancorp is traded on the New York Stock Exchange under the symbol of "HU". At year end, there were approximately 7,760 common stockholders of record. The quarterly common stock and dividend information is as follows:

Quarterly Common Stock and Dividend Information
(restated to give retroactive effect to stock dividends)


                                          2001                                   2000
                             ---------------------------------      ------------------------------
                                                       Cash                                 Cash
                              High        Low        Dividends       High        Low     Dividends
                             ------      ------      ---------      -----      ------    ---------
Quarter Ending
  March 31 .............     $23.42      $20.00        $0.25        $22.61     $16.42      $0.227
  June 30 ..............      26.20       21.50         0.25         24.77      17.67       0.227
  September 30 .........      28.80       25.01         0.25         25.11      20.34       0.227
  December 31 ..........      29.33       25.02         0.26         24.27      17.27       0.250

Hudson United Bancorp will provide, free of charge, to any stockholders, upon written request, a copy of the Corporation's Annual Report on Form 10-K, including the financial statements and schedules which have been filed with the Securities & Exchange Commission. Requests should be addressed to D. Lynn Van Borkulo-Nuzzo, Corporate Secretary, Hudson United Bancorp, 1000 MacArthur Blvd., Mahwah, New Jersey, 07430.

Duplicate accounts and mailings are costly and often unnecessary. We can consolidate such accounts upon written request if you will notify either the Corporate Secretary at the above address or Carolyn B. O'Neill, American Stock Transfer and Trust Company, 40 Wall Street, New York 10269.

DIVIDEND REINVESTMENT PLAN

If you are not enrolled in the Corporation's Dividend Reinvestment Plan and would like to join the plan, you may obtain information by writing to the Corporate Secretary at the above address.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

HUB's Proxy Statement for its 2002 Annual Meeting under the captions Proposal 1- "Election of Directors" and "Governance of the Corporation--Section 16(a) Beneficial Ownership Reporting Compliance" contains the information required by
Item 10 with respect to directors of HUB and certain information with respect to executive officers and that information is incorporated herein by reference. Certain additional information regarding executive officers of HUB, who are not also directors, appears under subsection (e) of Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

HUB's Proxy Statement for its 2002 Annual Meeting contains, under the captions "Executive Compensation", "Governance of the Corporation--Compensation of Directors" and " Governance of the Corporation--Compensation Committee Interlocks and Insider Participation", contains the information required by Item 11 and that information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

HUB's Proxy Statement for its 2002 Annual Meeting under the caption "Stock Ownership of Management and Principal Shareholders", contains the information required by Item 12 and that information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HUB's Proxy Statement for its 2002 Annual meeting under the captions "Governance of the Corporation--Compensation Committee Interlocks and Insider Participation" and "Governance of the Corporation--Certain Transactions with Management", contains the information required by Item 13 and that information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)&(2)     List of Financial Statements and Financial Statement Schedules

               The following financial statements and supplementary data are filed as part of the annual report.

               Hudson United Bancorp and Subsidiaries:
                  Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements
                  Independent Auditors' Report

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

         (3)(B) Revised By-Laws of HUBCO, Inc. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Exhibit(3)(B))

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

         (10o) HUBCO, Inc. Directors Deferred Compensation Plan. (incorporated by reference from the Company's filing on Form 10-K dated December 31, 2000)

         (21)       List of Subsidiaries.

          (b)       Reports on Form 8-K.

                      None.

         SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Hudson United Bancorp

By: /s/ KENNETH T. NEILSON
    ----------------------
Kenneth T. Neilson
Chairman of the Board

Dated:  March 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                           Date
---------                    -----                           ----

/s/ KENNETH T. NEILSON
------------------------     Chairman of the Board           March 15, 2002
Kenneth T. Neilson           President, CEO, Director
                             Principal Executive Officer

/s/ ROBERT J. BURKE
------------------------     Director                        March 15, 2002
Robert J. Burke

/s/ DONALD P. CALCAGNINI
------------------------     Director                        March 15, 2002
Donald P. Calcagnini

/s/ JOAN DAVID
------------------------     Director                        March 15, 2002
Joan David

/s/ NOEL DECORDOVA, JR.
------------------------     Director                        March 15, 2002
Noel deCordova, Jr.

/s/ BRYANT D. MALCOLM
------------------------     Director                        March 15, 2002
Bryant D. Malcolm

/s/ W. PETER MCBRIDE
------------------------     Director                        March 15, 2002
W. Peter McBride

/s/ CHARLES F. X. POGGI
------------------------     Director                        March 15, 2002
Charles F. X. Poggi

/s/ DAVID A. ROSOW
------------------------     Director                        March 15, 2002
David A. Rosow

/s/ JAMES E. SCHIERLOH
------------------------     Director                        March 15, 2002
James E. Schierloh

/s/ JOHN H. TATIGIAN, JR.
------------------------     Director                        March 15, 2002
John H. Tatigian, Jr.

/s/ WILLIAM A. HOULIHAN
------------------------     Executive Vice President        March 15, 2002
William A. Houlihan          and Chief Financial Officer

Exhibit 21

LIST OF SUBSIDIARIES

SUBSIDIARIES OF HUDSON UNITED BANCORP:

Hudson United Bank, organized under New Jersey business laws

HUBCO Capital Trust I, a Delaware statutory business trust

HUBCO Capital Trust II, a Delaware statutory business trust

JBI Capital Trust I, a Delaware statutory business trust

Jefferson Delaware, Inc., a service corporation for payment of JBI Capital Trust


SUBSIDIARIES OF HUDSON UNITED BANK:

HUB Mortgage Investments, Inc., organized under New Jersey business laws

NJ Investments of Delaware, Inc., organized under Delaware business laws

Hendrick Hudson Corp. of New Jersey, organized under New Jersey business laws

Lafayette Development Corp., organized under New Jersey business laws

Plural Realty, Inc., organized under New York business laws

PSB Associates, Inc., organized under New York business laws

AMBA Realty Corporation, organized under Connecticut banking laws

Riverdale Timber Ridge, Inc., organized under New York business laws

Hudson Trader Brokerage Services, organized under New York business laws