Form 10-Q
period 2002-03-31
HUDSON UNITED BANCORP
filed 2002-05-13
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                         Commission File Number 0-010699

                              HUDSON UNITED BANCORP
             (Exact name of registrant as specified in its charter)

         New Jersey                                     22-2405746
-----------------------------------      ---------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

1000 MacArthur Blvd., Mahwah, NJ                          07430
---------------------------------------   ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 45,224,288 shares, no par value, outstanding as of May 6, 2002.

                              HUDSON UNITED BANCORP

                                      INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets
          At March 31, 2002 and December 31, 2001 .......................  2

          Consolidated Statements of Income
          For the three-months ended
          March 31, 2002 and 2001........................................  3

          Consolidated Statements of Comprehensive Income
          For the three-months ended
          March 31, 2002 and 2001........................................  4

          Consolidated Statements of Changes in Stockholders' Equity
          For the three-months ended
          March 31, 2002 and for the Year ended December 31, 2001........  5

          Consolidated Statements of Cash Flows
          For the three-months ended
          March 31, 2002 and 2001........................................  6

          Notes to Consolidated Financial Statements.....................  7 -13

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................  14-19


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K...............................     20
          Signatures.....................................................     21

HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                                       March 31,    December 31,
(in thousands, except per share data)                                                    2002          2001
-----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                              $   181,291    $   231,641
Federal funds sold and other                                                                 245            557
                                                                                     -----------    -----------
                                                 TOTAL CASH AND CASH EQUIVALENTS     $   181,536    $   232,198

Investment securities available for sale, at market value                            $ 1,873,833    $ 1,302,397
Trading assets, at market value                                                             --          576,308
Assets held for sale (loans and other real estate owned)                                     816         16,185

Loans and leases:
  Commercial and financial                                                             1,776,821      1,834,906
  Commercial real estate mortgages                                                       868,798        826,151
  Consumer                                                                               955,861        947,195
  Credit card                                                                            287,057        299,295
                                                                                     -----------    -----------
      Sub-total                                                                      $ 3,888,537    $ 3,907,547
  Residential mortgages                                                                  486,566        537,055
                                                                                     -----------    -----------
                                                          TOTAL LOANS AND LEASES     $ 4,375,103    $ 4,444,602
  Less Allowance for possible loan and lease losses                                      (71,330)       (70,046)
                                                                                     -----------    -----------
                                                            NET LOANS AND LEASES     $ 4,303,773    $ 4,374,556

Premises and equipment, net                                                              108,940        115,273
Other real estate owned                                                                    1,635          3,381
Intangibles, net of amortization                                                          85,205         86,157
Other assets                                                                             269,480        293,080
                                                                                     -----------    -----------
                                                                    TOTAL ASSETS     $ 6,825,218    $ 6,999,535
                                                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest bearing                                                                $ 1,139,758    $ 1,215,367
  NOW, money market and savings                                                        2,848,490      2,551,937
  Time deposits                                                                        1,950,068      2,216,241
                                                                                     -----------    -----------
                                                                  TOTAL DEPOSITS     $ 5,938,316    $ 5,983,545
Borrowings                                                                               235,396        311,966
Other liabilities                                                                         49,270         71,820

Subordinated debt                                                                        100,000        123,000
Company-obligated mandatory redeemable preferred capital securities of three subsidiary trusts holding solely junior subordinated debentures
  of the Company                                                                         125,300        125,300
                                                                                     -----------    -----------
                                                               TOTAL LIABILITIES     $ 6,448,282    $ 6,615,631
Stockholders' Equity:
  Common stock, no par value; authorized 103,000,000 shares;                              92,796         92,796
    52,186,866 shares issued and 45,208,655 shares outstanding in 2002 and
    52,186,866 shares issued and 45,814,227 shares outstanding in 2001
  Additional paid-in capital                                                             314,976        320,309
  Retained earnings                                                                      135,136        104,570
  Treasury stock, at cost, 6,978,211 shares in 2002 and 6,372,639 shares in 2001        (165,326)      (146,560)
  Restricted stock                                                                        (2,953)        (3,795)
  Accumulated other comprehensive income                                                   2,307         16,584
                                                                                     -----------    -----------
                                                      TOTAL STOCKHOLDERS' EQUITY     $   376,936    $   383,904
                                                                                     -----------    -----------
                                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 6,825,218    $ 6,999,535
                                                                                     ===========    ===========

          See Notes to Consolidated Financial Statements


HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      -------------------
(in thousands, except per share data)                                                   2002       2001
---------------------------------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans and leases                                                                      $ 76,834   $105,158
Investment securities                                                                   24,454     17,596
Other                                                                                    5,005        191
                                                                                      --------   --------
                                                   TOTAL INTEREST AND FEE INCOME      $106,293   $122,945
                                                                                      --------   --------
INTEREST EXPENSE:
Deposits                                                                              $ 28,032   $ 43,440
Borrowings                                                                               1,746      3,855
Subordinated and other debt                                                              4,953      5,222
                                                                                      --------   --------
                                                          TOTAL INTEREST EXPENSE      $ 34,731   $ 52,517
                                                                                      --------   --------
                                                             NET INTEREST INCOME      $ 71,562   $ 70,428

                                   PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES,
                                                                 PORTFOLIO LOANS         7,500      6,000
                                   PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES,
                                                         ACCELERATED DISPOSITION        21,333       --
                                                                                      --------   --------
                                           TOTAL PROVISION FOR POSSIBLE LOAN AND
                                                                    LEASE LOSSES        28,833      6,000
                                                                                      --------   --------
                                         NET INTEREST INCOME AFTER PROVISION FOR
                                                  POSSIBLE LOAN AND LEASE LOSSES      $ 42,729   $ 64,428
                                                                                      --------   --------
NONINTEREST INCOME:
Retail service fees                                                                   $  9,538   $  8,922
Credit card fee income                                                                   5,194      4,208
Trust income                                                                               784        950
Securities gains                                                                           275        136
Loss on assets held for sale                                                              (138)      --
Dime merger termination payment                                                         77,000       --
Other income                                                                             9,930      7,488
                                                                                      --------   --------
                                                       TOTAL NONINTEREST  INCOME      $102,583   $ 21,704
                                                                                      --------   --------
NONINTEREST EXPENSE:
Salaries and benefits                                                                 $ 22,411   $ 21,894
Occupancy expense                                                                        6,511      7,878
Equipment expense                                                                        4,627      4,669
Deposit and other insurance                                                                567        565
Outside services                                                                        12,305     10,457
Amortization of intangibles                                                                952      3,822
OREO expense                                                                               521         86
Effect of merger resolution                                                             21,490       --
Other                                                                                    4,890      5,272
                                                                                      --------   --------
                                                       TOTAL NONINTEREST EXPENSE      $ 74,274   $ 54,643
                                                                                      --------   --------
                                                      INCOME BEFORE INCOME TAXES      $ 71,038   $ 31,489
                                                      PROVISION FOR INCOME TAXES        28,757      9,446
                                                                                      --------   --------
                                                                      NET INCOME      $ 42,281   $ 22,043
                                                                                      ========   ========
NET INCOME PER COMMON SHARE
Basic                                                                                 $   0.93   $   0.46
Diluted                                                                               $   0.93   $   0.46
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                                                   45,235     47,787
Diluted                                                                                 45,542     48,108


See Notes to Consolidated Financial Statements


HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       -----------------------
(In thousands)                                                                           2002           2001
--------------------------------------------------------------------------------------------------------------

                                                                      NET INCOME       $ 42,281       $ 22,043

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities gains (losses) arising during period                             $(14,674)      $  9,252
Unrealized holding loss from securities transferred from held to maturity to
  Available for sale                                                                       --           (4,069)

Change in valuation of derivative contracts                                              (3,153)          --

Less: reclassification for losses included in net income                                 (3,550)          (783)
                                                                                       --------       --------
Other comprehensive income (loss)                                                      $(14,277)      $  5,966
                                                                                       --------       --------
                                                            COMPREHENSIVE INCOME       $ 28,004       $ 28,009
                                                                                       ========       ========

See Notes to Consolidated Financial Statements


HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except shares)


                                                                                                            Accumulated
                                       Common Stock       Additional                                           Other
                                   --------------------    Paid-in-    Retained    Treasury    Restricted  Comprehensive
                                     Shares     Amount     Capital     Earnings      Stock        Stock    Income (Loss)   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000       47,964,579  $ 92,762   $ 322,131   $  56,759   $  (92,293)   $ (5,759)   $  (5,127)   $ 368,473
------------------------------------------------------------------------------------------------------------------------------------
Net income                               --        --          --        94,461         --          --           --         94,461
Cash dividends                           --        --          --       (47,410)        --          --           --        (47,410)
Stock options exercised               179,209      --        (1,762)       --          4,123                                 2,361
Other transactions                    (77,331)      (34)        (60)        760         (734)       --           --           --
Purchase of treasury stock         (2,252,230)     --          --          --        (56,275)       --           --        (56,275)
Effect of compensation plans             --        --                      --         (1,381)      1,964         --            583
Other comprehensive income               --        --          --          --           --          --         21,711       21,711
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001       45,814,227  $ 92,796   $ 320,309   $ 104,570   $ (146,560)   $ (3,795)   $  16,584    $ 383,904
------------------------------------------------------------------------------------------------------------------------------------

Net income                               --        --          --        42,281         --          --           --         42,281
Cash dividends                           --        --          --       (11,715)        --          --           --        (11,715)
Stock options exercised               349,020                (5,333)       --          9,708        --           --          4,375
Purchase of treasury stock           (993,092)     --          --          --        (29,531)       --           --        (29,531)
Effect of compensation plans           30,769      --          --          --          1,057         842         --          1,899
Other comprehensive income               --        --          --          --           --          --        (14,277)     (14,277)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002          45,208,655  $ 92,796   $ 314,976   $ 135,136   $ (165,326)   $ (2,953)   $   2,307    $ 376,936
====================================================================================================================================

See Notes to Consolidated Financial Statements


HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(in thousands)                                                                        Three Months Ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                     2002            2001
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $   42,281      $   22,043
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan and lease losses                                    28,833           6,000
      Provision for depreciation and amortization                                      9,195           8,526
      Amortization of investment security premiums, net                                7,103              71
      Securities gains                                                                  (275)           (136)
      Gain on sales of premises and equipment                                            (38)           --
      Decrease in other assets                                                        33,460          23,334
      Increase (decrease) in other liabilities                                       (22,550)          4,105
                                                                                  ----------      ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $   98,009      $   63,943
                                                                                  ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities:
    Available for sale                                                            $  649,582      $   24,550
  Proceeds from repayments and maturities of investment securities:
    Available for sale                                                               272,339          68,236
  Purchases of investment securities:
    Available for sale                                                              (948,014)         (6,341)
  Net decrease in loans other than purchases and sales                                63,008         183,572
  Proceeds from sales of loans                                                        15,369
  Acquisition of credit card assets                                                  (21,058)        (72,191)
  Proceeds from sales of premises and equipment                                          619            --
  Purchases of premises and equipment                                                   (592)         (2,104)
  Decrease (increase) in other real estate                                             1,746          (3,744)
                                                                                  ----------      ----------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                   $   32,999      $  191,978
                                                                                  ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                                        $  (45,229)     $  (18,693)
  Net decrease in borrowed funds                                                     (76,570)       (134,965)
  Payment of subordinated debt securities                                            (23,000)           --
  Proceeds from issuance of common stock                                               4,375             990
  Cash dividends                                                                     (11,715)        (12,036)
  Acquisition of treasury stock                                                      (29,531)        (14,981)
                                                                                  ----------      ----------
      NET CASH USED FOR FINANCING ACTIVITIES                                      $ (181,670)     $ (179,685)
                                                                                  ----------      ----------
      (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            $  (50,662)     $   76,236
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               232,198         295,539
                                                                                  ----------      ----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  181,536      $  371,775
                                                                                  ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
  Interest                                                                        $   40,024      $   53,607
  Taxes                                                                                  487            --
Additional Disclosures:
  Residential mortgage securitization                                                   --           335,676
  Securities Transferred from Held to Maturity to Available for Sale                    --           520,192

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (in thousands, except per share data)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements of Hudson United Bancorp and Subsidiaries ("Hudson United" or "the Company") include the accounts of the parent company, Hudson United Bancorp, and its wholly-owned subsidiaries: Hudson United Bank, HUBCO Capital Trust I, HUBCO Capital Trust II, and JBI Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments and normal recurring accruals considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

A reconciliation of weighted average common shares outstanding to weighted average shares outstanding assuming dilution follows (in thousands, except per share data):


Actual                                                                      Three Months Ended
------                                                                          March 31,
                                                                         ----------------------
                                                                           2002          2001
-----------------------------------------------------------------------------------------------
Basic Earnings Per Share
Net Income                                                               $ 42,281      $ 22,043
Weighted average common shares outstanding                                 45,235        47,787
Basic earnings per share                                                 $   0.93      $   0.46

Diluted Earnings Per Share
Net Income                                                               $ 42,281      $ 22,043
Weighted average common shares outstanding                                 45,235        47,787
Effect of dilutive securities:
  Stock options                                                               307           321
                                                                         --------      --------
Weighted average common shares outstanding assuming dilution               45,542        48,108
Diluted earnings per share                                               $   0.93      $   0.46


Operating Basis (1)                                                        Three Months Ended
-------------------                                                             March 31,
                                                                         ----------------------
                                                                           2002          2001
-----------------------------------------------------------------------------------------------
Basic Earnings Per Share
Net Income                                                               $ 25,065      $ 22,043
Weighted average common shares outstanding                                 45,235        47,787
Basic earnings per share                                                   $ 0.55        $ 0.46

Diluted Earnings Per Share
Net Income                                                               $ 25,065      $ 22,043
Weighted average common shares outstanding                                 45,235        47,787
Effect of dilutive securities:
  Stock options                                                               307           321
                                                                         --------      --------
Weighted average common shares outstanding assuming dilution               45,542        48,108
Diluted earnings per share                                               $   0.55      $   0.46

(1) 2002 figures exclude $77 million cash payment received from Dime representing the final termination payment relating to the uncompleted merger of the Company and Dime, $21.5 million of expenses resulting from the merger resolution and an additional $21.3 million provision for possible loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

NOTE C - ACQUISITIONS

The Company made no acquisitions of other companies during the first quarter of 2002. During the first quarter of 2002 the Company paid total consideration of $21.1 million for $22.9 million of credit card receivables, with an associated discount of $1.8 million, which is being amortized over five years.

The Company entered into agreements at several times in 2001 to purchase third party credit card assets from a subsidiary of Transamerica Finance Co. As of December 31, 2001, the Company had paid total consideration of $161.4 million for $157.0 million of these assets, with an associated premium of $4.4 million that is being amortized over five years. In August 2001, the Company assumed deposit liabilities from First International Bank in the amount of $272.8 million at a discount of $0.5 million, which discount is being amortized over the remaining term of the deposits. These deposit liabilities were primarily short term brokered deposits.

NOTE D - INVESTMENT SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale at the dates indicated:


                                                             March 31, 2002
                                     ----------------------------------------------------------------
                                                            Gross Unrealized              Estimated
                                        Amortized     ------------------------------        Market
                                          Cost             Gains        (Losses)            Value
                                     ---------------  ------------------------------  ---------------
Available for Sale
U.S. Government                        $   11,599         $    99       $     (2)       $   11,696
Mortgage-backed securities              1,409,952           5,889        (11,174)        1,404,667
States and political subdivisions          32,269             435            (25)           32,679
Asset backed and other debt
securities                                387,791           1,129         (3,950)          384,970
FHLB stock                                 21,877            --             --              21,877
Equity securities                          14,829           3,242           (127)           17,944
                                     ---------------  --------------  --------------  ---------------
                                       $1,878,317         $10,794       $(15,278)       $1,873,833
                                     ===============  ==============  ==============  ===============


                                                            December 31, 2001
                                     ----------------------------------------------------------------
                                                            Gross Unrealized              Estimated
                                        Amortized     ------------------------------        Market
                                          Cost             Gains        (Losses)            Value
                                     ---------------  ------------------------------  ---------------
Available for Sale
U.S. Government                        $   12,904         $   147       $   --           $   13,051
Mortgage-backed securities              1,032,993          14,670         (1,068)         1,046,595
States and political subdivisions          26,992             363             (6)            27,349
Asset backed and other debt
securities                                170,747             314            (31)           171,030
FHLB stock                                 21,877            --             --               21,877
Equity securities                          22,571             614           (690)            22,495
                                     ---------------  --------------  --------------  ----------------
                                       $1,288,084         $16,108       $ (1,795)        $1,302,397
                                     ===============  ==============  ==============  ================

The following table summarizes trading assets at December 31, 2001:
 (in thousands)

                                                 Estimated
                                                   Market
                                                   Value
--------------------------------------------------------------
Trading Asset Portfolio
Mortgage-backed securities                          $ 575,007
Other debt securities                                   1,301
                                               ---------------
                                        Total       $ 576,308
                                               ===============

These assets were subsequently sold in January 2002.

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

On February 5, 1997, the Company placed $25.0 million in aggregate liquidation amount of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $25.3 million principal amount of 9.25% Junior Subordinated Deferrable Debentures due 2027 of the Company. The 9.25% Trust preferred securities are redeemable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. At this time the Company does not plan to redeem this issue but will review on an ongoing basis.

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

NOTE F -COMPREHENSIVE INCOME

The Company displays Consolidated Statements of Income and Consolidated Statements of Comprehensive Income separately for the disclosed periods. Comprehensive Income is displayed on the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity as a separate item entitled Accumulated Other Comprehensive Income (Loss). The following is a reconciliation of the tax effect allocated to each component of comprehensive income for the periods presented.


                                                                                      Three-Months Ended
                                                                                        March 31, 2002
                                                                        -------------------------------------------------
                                                                         Before tax       Tax Benefit       Net of Tax
                                                                           amount          (Expense)          Amount
                                                                        -------------------------------------------------
Unrealized security losses arising during the period                      $ (24,807)        $ 10,133         $ (14,674)
Change in valuation of derivative contracts                                  (5,331)           2,178            (3,153)
Less: reclassification adjustment for losses realized in net
  income                                                                     (6,001)           2,451            (3,550)
                                                                        -------------------------------------------------
Net change during period                                                  $ (24,137)        $  9,860         $ (14,277)
                                                                        =================================================


                                                                                       Three Months Ended
                                                                                         March 31, 2001
                                                                         ------------------------------------------------
                                                                          Before tax       Tax Benefit       Net of Tax
                                                                            amount          (Expense)          Amount
                                                                         ---------------- ----------------- -------------
Unrealized security gains arising during the period                       $  15,642         $ (6,390)        $   9,252
Unrealized security loss arising from securities transferred from
  held to maturity to available for sale                                     (6,879)           2,810            (4,069)
Less: reclassification adjustment for losses realized in net
  income                                                                     (1,324)             541              (783)
                                                                         ---------------- ----------------- -------------
 Net change during period                                                 $  10,087         $ (4,121)        $   5,966
                                                                         ================ ================= =============

NOTE G - RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishing standards for the accounting and reporting of derivatives. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

The FASB finalized SFAS No. 141 "Business Combinations" on June 30, 2001. The Company adopted SFAS No. 141 effective June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company's financial position or results of operations.

The FASB finalized SFAS No. 142 "Goodwill and Other Intangible Assets" on June 30, 2001. Under this standard, core deposit intangibles must continue to be amortized, but goodwill is no longer amortized. Goodwill acquired prior to July 1, 2001, with a carrying value of $59.8 at March 31, 2002, was no longer amortized beginning January 1, 2002. Goodwill that is determined to be impaired must be written-off when that determination is made. The Company will continue to monitor its goodwill for potential future impairment. Core deposit intangibles, with a carrying value of $25.4 and original amortization periods of ten years are being amortized and the related amortization expense for the first quarter of 2002 was $1.0 million.

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

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document, both in the Management Discussion & Analysis and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "consider", "may", "will", or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, changes in interest rates, changes in economic conditions, especially as they have been affected by recent developments, deposit and loan volume trends, continued levels of loan quality, trends in loan loss provisions, changes in relationships with customers, failure to realize expected cost savings or revenue enhancements from changes in business models and acquisitions, and the effects of legal and regulatory provisions applicable to the Company and its competitors. Actual results may differ materially from the results discussed in these forward-looking statements. The Company assumes no obligation for updating any such forward-looking statements at any time.

RESULTS OF OPERATIONS (on an operating basis, unless otherwise stated)

OVERVIEW

The Company had net income of $42.3 million, or $0.93 per diluted share, for the first quarter of 2002 compared to $22.0 million, or $0.46 per diluted share for the comparable period in 2001.

Hudson United reported operating earnings of $25.1 million, or $0.55 per diluted share for the quarter ended March 31, 2002. In the corresponding 2001 period, the Company reported net income of $22.0 million, or $0.46 per share. This represents a 20% increase in operating EPS for the first quarter of 2002 compared to the first quarter of 2001. The first quarter of 2002 operating earnings exclude the $77 million cash payment received from Dime on January 7, 2002, (see discussion under Dime Termination Payment and Debt Retirements on page 15) representing the final termination payment relating to the uncompleted merger of the Company and Dime. Operating earnings for the first quarter of 2002, also excludes $21.5 million of expenses resulting from the merger resolution and an additional $21.3 million provision for possible loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans. Most of these loans are not secured by real estate collateral, and most of these loans arose from acquisitions by the Company in prior years.

The Company's operating return on average equity was 25.73% and operating return on average assets was 1.47% for the first quarter of 2002. Return on average equity was 23.93% and return on average assets was 1.35% for the comparable period in 2001.

DIME TERMINATION PAYMENT

Hudson United entered into a merger agreement in 1999 with Dime, a New York City based financial institution, under which Hudson United and Dime were to merge with Dime as the surviving corporation in the merger and changing its name to Dime United Bancorp, Inc. ("Dime United"). Dime shareholders would have owned 56% of the outstanding Dime United stock and Hudson United shareholders would have owned 44% of the outstanding Dime United stock following the merger. The proposed merger with Dime would have been the largest business combination in Hudson United's corporate history.

The closing of the proposed merger was initially delayed, and the merger was eventually terminated in 2000, following the announcement by North Fork Bancorporation of an unsolicited acquisition bid for Dime. The initial delay and the eventual termination of the merger had a negative impact on the Company's growth and profitability during 1999 and 2000.

Under the terms of the merger termination agreement between Dime and the Company, Dime was required to pay the Company a minimum merger termination fee of $15 million on or before October 28, 2001. Dime was also required to pay additional amounts to the Company, up to a maximum amount of $92 million, in the event that Dime entered into certain transactions with third parties involving a sale by Dime of a substantial portion of its assets, a significant subsidiary, Dime itself or the acquisition of a certain percentage of Dime's outstanding common stock, on or before October 28, 2001. Hudson United recognized the minimum termination fee payable from Dime as revenue when the pending merger was terminated in 2000. This revenue was less than the expenses incurred by the Company in the terminated merger. In June 2001, Dime agreed to merge with Washington Mutual, Inc. Pursuant to the above mentioned termination agreement, Dime was required to pay Hudson United $77 million upon the closing of the merger with Washington Mutual in January 2002. The Company recognized the additional $77 million of termination payments, when received in the first quarter of 2002. The Company also recorded, in the first quarter of 2002, $21.5 million of expenses related to the terminated merger, including $8.5 million for employee compensation and advisory fees, $9.2 million related to operations and systems and $3.8 million of facility, equipment and other related expenses.

NET REVENUES

Total net revenue for the first quarter of 2002 was $97.2 million, consisting of net interest income of $71.6 million and noninterest income of $25.6 million. Net revenue increased by 5.4% compared to the first quarter of 2001.

NET INTEREST INCOME

Net interest income for the first quarter of 2002 was $71.6 million and the net interest margin was 4.73%. Net interest income was $70.4 million and net interest margin was 4.76% for comparable first quarter of 2001.

Net interest income increased by 1.6% compared to the first quarter of 2001. The increase in net interest income resulted from a higher level of average earning assets, a higher level of average deposits and a more favorable loan mix. Partially offsetting the favorable factors was a restructuring of the investment securities portfolio to emphasize assets with shorter average lives and durations and resultant lower current yields.

NONINTEREST INCOME (excluding security gains (losses))

Noninterest income, included in operating earnings was $25.3 million for the first quarter of 2002 and $21.6 million for the first quarter of 2001. This represents a 17.3% increase from first quarter 2001 to first quarter 2002. This increase was due primarily to higher credit card fees income, as a result of the growth in the Company's private label credit card business, increased commercial service fees and the Company's investment in bank owned life insurance in June of 2001. Non-interest income was 26% of total revenue for the 2002 first quarter compared to 23% for the 2001 first quarter. Total non interest income was $102.6 million for the first quarter of 2002, which included the $77 million Dime termination payment.

NONINTEREST EXPENSE

Noninterest expense, included in operating earnings was $52.7 million for the first quarter of 2002 compared to $54.6 million for the first quarter of 2001. The expense decrease was due to $2.9 million lower quarterly amortization expense on intangibles resulting from the Company's adoption of SFAS 142, partially offset by the costs of business development initiatives and expanded infrastructure to support the Company's business lines. Noninterest expense also declined from the fourth quarter of 2001, by more than the reduction in the amortization expense on intangibles, as expense management efforts were intensified. The efficiency ratio was 52.5% for the first quarter of 2002 and 54.5% for the first quarter of 2001. The favorable variance was due to higher revenue in 2002 when compared to the same period in 2001. Total noninterest expense, including expenses resulting from the merger resolution, was $74.3 million for the first quarter of 2002.

INCOME TAXES

The Company's effective tax rate for the first quarter of 2002 used for operating earnings was 32% compared to 30% in the first quarter of 2001. The lower effective tax rate in 2001 was primarily the result of utilization in 2001 of tax losses generated by sales of securities resulting from the Company's balance sheet restructuring in 2000.

PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES AND ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

Introduction

The provision for possible loan and lease losses relating to the Company's portfolio loans was $7.5 million for the first quarter of 2002 and $6.0 million for the first quarter of 2001. The total provision for possible loan and lease losses at March 31, 2002, which included a $21.3 million special provision for the accelerated disposition of certain commercial and industrial loans, was $28.8 million. The Allowance for Possible Loan and Lease Losses ("the Allowance") was $71.3 million at March 31, 2002 and $70.0 million at December 31, 2001. The Allowance at March 31, 2002 represented 422% of nonperforming loans and 1.63% of total loans. The Allowance at year-end 2001 represented 158% of nonperforming loans and 1.58% of total loans.

The determination of the adequacy of the Allowance and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a monthly basis. Methodology employed for assessing the adequacy of the Allowance consists of the following:

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

Consideration is also given to the changed risk profile brought about by business combinations, knowledge about customers, the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company's lending staff, underwriting policies, loss histories, delinquency trends, nature of economic and business conditions, and the concentration of real estate related loans located in the northeastern part of the United States. Since many of the loans depend upon the sufficiency of real estate collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss. Other evidence used to determine the amount of the Allowance and its components are as follows:

o    regulatory and other examinations

o    the amount and trend of criticized loans

o    peer comparisons with other financial institutions

o opportunities to dispose of marginally performing loans for cash consideration

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at March 31, 2002.

Non Performing Loans and Non Performing Assets

At March 31, 2002, non-performing loans totaled $16.9 million, a decrease of $27.6 million when compared to $44.5 million at December 31, 2001. Non-performing assets were $ 18.5 million and $47.9 million at March 31, 2002 and December 31, 2001, respectively.

The following table presents the composition of non-performing assets and selected asset quality ratios at the dates indicated: (in thousands)


                                                            March 31, 2002   December 31, 2001
                                                            --------------   -----------------
Nonaccrual Loans:
  Commercial                                                   $  6,898          $ 17,837
  Real Estate                                                     8,681            25,598
  Consumer                                                        1,315             1,034
                                                               --------          --------
    Total Nonperforming Loans                                  $ 16,894          $ 44,469
Other Real Estate Owned                                           1,635             3,381
                                                               --------          --------
    Total Nonperforming Assets                                 $ 18,529          $ 47,850
                                                               ========          ========

Nonaccrual Loans  to Total Loans and Leases                        0.39%             1.00%
Nonperforming Assets to Total Assets                               0.27%             0.68%
Allowance for Loan and Lease Losses to Nonperforming Loans          422%              158%

Loans Past Due 90 Days and Still Accruing

The following table shows loans past due 90 days or more and still accruing, along with applicable asset quality ratios (in thousands).


                                                            March 31, 2002   December 31, 2001
                                                            --------------   -----------------
Loans Past Due 90 Days or More and Accruing
  Commercial                                                   $  2,081          $  2,600
  Real Estate                                                     5,947             6,053
  Consumer                                                        2,541             3,287
  Credit card                                                     9,630             9,068
                                                               --------          --------
    Total Past Due Loans                                       $ 20,199          $ 21,008
                                                               ========          ========
As a percent of Total Loans and Leases                             0.46%             0.47%
As a percent of Total Assets                                       0.30%             0.30%

Allowance for Possible Loan and Lease Losses

The following table presents the activity in the allowance for possible loan and lease losses for the periods indicated:


                                                                          Summary of Activity in the Allowance
                                                                                    By Loan Category
                                                                      ---------------------------------------------
                                                                      Three Months Ended              Year Ended
                                                                        March 31, 2002            December 31, 2001
(Dollars in thousands)                                                ---------------------------------------------

Amount of Loans and Leases Outstanding at Period End                       $ 4,375,103               $ 4,460,787
                                                                           ===========               ===========
Daily Average Amount of Loans and Leases Outstanding                       $ 4,363,162               $ 4,793,998
                                                                           ===========               ===========

Allowance for Loan and Lease Losses
Balance at beginning of the period                                         $    70,046               $    95,180
Loans charged off:
  Real estate mortgages                                                         (1,405)                   (6,851)
  Commercial                                                                    (2,308)                  (21,323)
  Consumer                                                                      (5,167)                  (33,584)
Accelerated disposition (1)                                                    (21,333)                     --
Assets held for sale (2)                                                          --                     (10,147)
                                                                           -----------               -----------
    Total loans charged off                                                $   (30,213)              $   (71,905)
                                                                           -----------               -----------

Recoveries:
  Real estate mortgages                                                            298                       935
  Commercial                                                                       429                     1,625
  Consumer                                                                       1,510                     5,353
                                                                           -----------               -----------
    Total recoveries                                                       $     2,237               $     7,913
                                                                           -----------               -----------

Net loans charged off (3)                                                  $   (27,976)              $   (63,992)

Provision for possible loan and lease losses portfolio loans                     7,500                    24,000
Provision for possible loan and lease losses accelerated disposition (1)        21,333                    10,147
Total Provision for possible loan and lease losses                              28,833                    34,147
Acquired reserves of credit card portfolios                                        427                     4,711
                                                                           -----------               -----------
Balance at end of period                                                   $    71,330               $    70,046
                                                                           ===========               ===========

Allowance for Loan and Lease Losses to Total Loans and Leases                     1.63%                     1.57%
                                                                           ===========               ===========

Annualized provision for possible portfolio loan and lease losses
  as a percentage of average loans and leases outstanding                         0.69%                     0.71%
                                                                           ===========               ===========

Annualized net loans charged off during period to average loans
  and leases outstanding                                                          2.56%                     1.33%
                                                                           ===========               ===========

(1) Relates primarily to the planned accelerated disposition of certain nonperforming commercial and industrial loans at March 31, 2002.

(2) The writedown of assets held for sale pertained to the disposal of $16.2 million of non-accrual loans in 2001.

(3) Net charge-offs in 2001 in excess of the current provision in 2001 were related to loans acquired with the Company's 1999 acquisitions. The Company had recorded a special provision of $25 million in the fourth quarter of 1999 to cover potential charge-offs from the 1999 acquisitions.

FINANCIAL CONDITION

The Company's total assets were $6.8 billion at March 31, 2002, compared to $7.0 billion at year-end 2001. Loan and lease categories consisting of commercial and financial; commercial real estate; consumer; and credit card loans totaled $3.9 billion at March 31, 2002, compared to $3.9 billion at December 31, 2001. These four categories represented 89% of loans and leases at March 31, 2002, an increase from 88% of loans and leases at December 31, 2001 and from 78% of loans and leases at March 31, 2001. Residential mortgage loans decreased by $50.5 million to $486.6 million at March 31, 2002, as compared to December 31, 2001. The decrease resulted from prepayments throughout the quarter to date and the Company's practice of selling all new originations in the secondary market.

Investment securities designated as trading assets of $576 million at December 31, 2001 were sold in January 2002. The proceeds from the sales were invested in securities with shorter average lives and durations and resultant lower current yields than the securities that were sold. The Company had no trading assets as of March 31, 2002.

Total deposits were $5.9 billion at March 31, 2002, compared to $6.0 billion at December 31, 2001. Time deposits as a percent of total deposits declined from 37% at year end 2001 to 33% at March 31, 2002. At March 31, 2002, borrowings amounted to $235.4 million, a decline from $312.0 million at December 31, 2001. Total stockholders' equity was $376.9 million at March 31, 2002 and $383.9 million at December 31, 2001. The change in stockholders' equity resulted primarily from $42.2 million of net income, offset by payment of cash dividends of $11.7 million, total stock repurchases of $29.5 million and a decline in accumulated other comprehensive income of $14.3 million.

The Company announced in January of 2002, the call for redemption of $23 million of 8.75% Subordinated Notes due April 1, 2006, which notes were originally issued by JeffBanks, Inc. in 1996, and which notes were assumed by the Company as part of its acquisition of JeffBanks in 1999. This debt was subsequently redeemed on February 7, 2002.

The Company repurchased a total of 967,388 shares in the first quarter of 2002, at an average price of $29.73. The total cash allocated for these repurchases was $29.5 million. Other share repuchase of 25,704 shares with a cash allocation of $0.7 million were also repurchased by the Company in the first quarter of 2002. Total shares outstanding at March 31, 2002 were 45.2 million shares, compared to 45.8 million shares at December 31, 2001

MARKET RISK

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

In the second quarter of 2001, the Company entered into a series of interest rate swaps and floors (i.e., derivative contracts) to hedge the variability of the interest income of a pool of $600 million of its prime rate-based loans over a two year period. The notional amount of the derivative contracts totals $735 million at March 31, 2002.

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

The Company is not aware of any current recommendations by the regulatory authorities that would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at March 31, 2002 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Capital Ratios
                                   Ratios at           Minimum Regulatory
                                March 31, 2002   Guidelines for Well-Capitalized
                                --------------   -------------------------------
  Total Risk-Based Capital          10.82%                  10.0%
  Tier 1 Risk-Based Capital          8.16%                   6.0%
  Tier 1 Leverage Ratio              5.94%                   4.0%

Subsequent Events

On May 2, 2002 Hudson United Bank announced the issuance of $200 million of 7.00% subordinated notes due May of 2012. The net proceeds of the offering of $197.9 million will be invested in interest earning assets. A portion of the proceeds may be paid to the Company, from time to time, as a dividend in order to allow the Company to retire or repurchase, from time to time, some or all of the $25 million of the Company's 7.75% subordinated debt due in January of 2004 and some or all of the $75 million of the Company's 8.20% subordinated debt due in August of 2006. The subordinated notes will qualify as Tier 2 capital of the Bank and will assist the Bank in maintaining its well capitalized status.

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K -NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Hudson United Bancorp




May 10, 2002               s/ Kenneth T. Neilson
---------------------      ---------------------
Date                       Kenneth T. Neilson
                           Chairman, President and Chief Executive Officer




May 10, 2002               s/ William A. Houlihan
---------------------      -----------------------
Date                       William  A. Houlihan
                           Executive Vice President and Chief Financial Officer