Form 10-Q
period 2002-06-30
HUDSON UNITED BANCORP
filed 2002-08-14
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from___________________to________________

                         Commission File Number 0-010699

                              HUDSON UNITED BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                22-2405746
--------------------------------------   ---------------------------------------
  (State of other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)


   1000 MacArthur Blvd, Mahwah, NJ                   07430
--------------------------------------            ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 45,127,838 shares, no par value, outstanding as of August 6, 2002.

                              HUDSON UNITED BANCORP

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheets
        At June 30, 2002 and December 31, 2001 ........................... 2

        Consolidated Statements of Income
        For the three-months ended
        June 30, 2002 and 2001............................................ 3

        Consolidated Statements of Income
        For the six-months ended
        June 30, 2002 and 2001............................................ 4

        Consolidated Statements of Comprehensive Income
        For the three-months ended and six-months ended
        June 30, 2002 and 2001............................................ 5

        Consolidated Statements of Changes in Stockholders' Equity
        For the six-months ended
        June 30, 2002 and for the Year ended December 31, 2001............ 6

        Consolidated Statements of Cash Flows
        For the six-months ended
        June 30, 2002 and 2001............................................ 7

        Notes to Consolidated Financial Statements........................ 8-16

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................... 17-25


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders............... 26

Item 6. Exhibits and Reports on Form 8-K.................................. 27
        Signatures........................................................ 28


HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                                                            June 30,    December 31,
(in thousands, except per share data)                                                                           2002            2001
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (primarily non-interest bearing) .............................................   $   327,114    $   231,641
Federal funds sold and other .........................................................................        25,222            557
                                                                                                         -----------    -----------
                                                                       TOTAL CASH AND CASH EQUIVALENTS   $   352,336    $   232,198

Investment securities available for sale, at market value ............................................   $ 2,385,952    $ 1,408,510
($746,960 and $369,646 pledged  at June 30,2002 and December 31, 2001 respectively)
Trading assets, at market value ......................................................................          --          576,308
Assets held for sale (loans and other real estate owned) .............................................           312         16,185

Loans and leases:
     Commercial and financial ........................................................................     1,684,353      1,728,793
     Commercial real estate mortgages ................................................................       866,931        826,151
     Consumer ........................................................................................     1,030,184        947,195
     Credit card .....................................................................................       315,561        299,295
                                                                                                         -----------    -----------
         Sub-total ...................................................................................   $ 3,897,029    $ 3,801,434
     Residential mortgages ...........................................................................       448,260        537,055
                                                                                                         -----------    -----------
                                                                                TOTAL LOANS AND LEASES   $ 4,345,289    $ 4,338,489
      Less Allowance for possible loan and lease losses ..............................................       (71,999)       (70,046)
                                                                                                         -----------    -----------
                                                                                  NET LOANS AND LEASES   $ 4,273,290    $ 4,268,443

Premises and equipment, net ..........................................................................       106,913        115,273
Other real estate owned ..............................................................................         1,096          3,381
Goodwill and intangibles, net of amortization ........................................................       101,552         86,157
Investment in separate account bank owned life insurance .............................................       133,316        129,375
Other assets .........................................................................................       129,643        163,705
                                                                                                         -----------    -----------
                                                                                          TOTAL ASSETS   $ 7,484,410    $ 6,999,535
                                                                                                         ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Noninterest bearing ..............................................................................   $ 1,239,929    $ 1,215,367
     NOW, money market and savings ...................................................................     3,083,759      2,551,937
     Time deposits ...................................................................................     1,956,116      2,216,241
                                                                                                         -----------    -----------
                                                                                        TOTAL DEPOSITS   $ 6,279,804    $ 5,983,545
Borrowings ...........................................................................................       288,378        311,966
Other liabilities ....................................................................................        87,092         71,820
Subordinated debt ....................................................................................       292,000        123,000
Company-obligated mandatory redeemable preferred capital securities of three subsidiary trusts holding solely junior subordinated debentures
of the Company .......................................................................................       120,300        125,300
                                                                                                         -----------    -----------
                                                                                     TOTAL LIABILITIES   $ 7,067,774    $ 6,615,631
Stockholders' Equity:
  Common stock, no par value; authorized 103,000,000 shares; .........................................        92,796         92,796
  52,186,866 shares issued and 45,275,938 shares outstanding in 2002 and
  52,186,866 shares issued and 45,814,227 shares outstanding in 2001
  Additional paid-in capital .........................................................................       313,772        320,309
  Retained earnings ..................................................................................       147,958        104,570
  Treasury stock, at cost, 6,910,928 shares in 2002 and 6,372,639 shares in 2001 .....................      (163,590)      (146,560)
  Restricted stock ...................................................................................        (2,590)        (3,795)
  Accumulated other comprehensive income .............................................................        28,290         16,584
                                                                                                         -----------    -----------
                                                                            TOTAL STOCKHOLDERS' EQUITY   $   416,636    $   383,904
                                                                                                         -----------    -----------
                                                            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 7,484,410    $ 6,999,535
                                                                                                         ===========    ===========

See Notes to Consolidated Financial Statements


HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                                                                                Three Months Ended
                                                                                                                    June 30,
(in thousands, except per share data)                                                                            2002       2001
------------------------------------------------------------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans and leases ............................................................................................   $ 73,380   $100,587
Investment securities .......................................................................................     30,458     17,009
Other .......................................................................................................      5,561      2,301
                                                                                                                --------   --------
                                                                               TOTAL INTEREST AND FEE INCOME    $109,399   $119,897
                                                                                                                --------   --------
INTEREST EXPENSE:
Deposits ....................................................................................................   $ 25,698   $ 40,972
Borrowings ..................................................................................................      1,604      1,747
Subordinated and other debt .................................................................................      6,784      5,218
                                                                                                                --------   --------
                                                                                      TOTAL INTEREST EXPENSE    $ 34,086   $ 47,937
                                                                                                                --------   --------
                                                                                         NET INTEREST INCOME    $ 75,313   $ 71,960
                                                                PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES,
                                                                                             PORTFOLIO LOANS       7,500      6,000
                                                                                                                --------   --------
                                                                     NET INTEREST INCOME AFTER PROVISION FOR
                                                                              POSSIBLE LOAN AND LEASE LOSSES    $ 67,813   $ 65,960
                                                                                                                --------   --------
NONINTEREST INCOME:
Service fees ................................................................................................   $  8,845   $  8,694
Credit card fee income ......................................................................................      5,935      5,848
Trust income ................................................................................................        793        864
ATM and debit card fees .....................................................................................      1,937      1,773
Separate account bank owned life insurance income ...........................................................      2,050        424
Other income ................................................................................................      6,495      5,313
Securities gains ............................................................................................        127        281
Gain on assets held for sale ................................................................................        160       --
                                                                                                                --------   --------
                                                                                   TOTAL NONINTEREST  INCOME    $ 26,342   $ 23,197
                                                                                                                --------   --------
NONINTEREST EXPENSE:
Salaries and benefits .......................................................................................   $ 23,520   $ 19,752
Occupancy expense ...........................................................................................      6,771      6,598
Equipment expense ...........................................................................................      4,649      4,775
Deposit and other insurance .................................................................................        605        643
Outside services - data processing ..........................................................................      7,012      7,233
Outside services-other ......................................................................................      6,471      6,747
Amortization of intangibles .................................................................................        952        952
Amortization of goodwill ....................................................................................       --        2,699
Marketing expense ...........................................................................................      1,616      1,725
Telephone expense ...........................................................................................      1,274      1,919
Other expense ...............................................................................................      3,730      3,320
                                                                                                                --------   --------
                                                                                   TOTAL NONINTEREST EXPENSE    $ 56,600   $ 56,363
                                                                                                                --------   --------
                                                                                  INCOME BEFORE INCOME TAXES    $ 37,555   $ 32,794
                                                                                  PROVISION FOR INCOME TAXES      12,018      9,510
                                                                                                                --------   --------
                                                                                                  NET INCOME    $ 25,537   $ 23,284
                                                                                                                ========   ========
NET INCOME PER COMMON SHARE
Basic .......................................................................................................   $   0.56   $   0.50
Diluted .....................................................................................................   $   0.56   $   0.49
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic .......................................................................................................     45,237     46,968
Diluted .....................................................................................................     45,538     47,304

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                                                                                 Six Months Ended
                                                                                                                      June 30,
(in thousands, except per share data)                                                                             2002       2001
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans and leases ............................................................................................   $147,845   $205,745
Investment securities .......................................................................................     57,281     34,605
Other .......................................................................................................     10,566      2,492
                                                                                                                --------   --------
                                                                               TOTAL INTEREST AND FEE INCOME    $215,692   $242,842
                                                                                                                --------   --------
INTEREST EXPENSE:
Deposits ....................................................................................................   $ 53,730   $ 84,412
Borrowings ..................................................................................................      3,350      5,602
Subordinated and other debt .................................................................................     11,737     10,440
                                                                                                                --------   --------
                                                                                      TOTAL INTEREST EXPENSE    $ 68,817   $100,454
                                                                                                                --------   --------
                                                                                         NET INTEREST INCOME    $146,875   $142,388
                                                                PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES,
                                                                                             PORTFOLIO LOANS      15,000     12,000
                                                               PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES,
                                                                                     ACCELERATED DISPOSITION      21,333       --
                                                                                                                --------   --------
                                                                       TOTAL PROVISION FOR POSSIBLE LOAN AND      36,333     12,000
                                                                                                LEASE LOSSES
                                                                                                                --------   --------
                                                                     NET INTEREST INCOME AFTER PROVISION FOR
                                                                              POSSIBLE LOAN AND LEASE LOSSES    $110,542   $130,388
                                                                                                                --------   --------
NONINTEREST INCOME:
Service fees ................................................................................................   $ 18,383   $ 17,616
Credit card fee income ......................................................................................     11,129     10,056
Trust income ................................................................................................      1,577      1,814
ATM and debit card fees .....................................................................................      3,633      3,296
Separate account bank owned life insurance income ...........................................................      3,941        424
Other income ................................................................................................     12,838     11,278
Securities gains ............................................................................................        402        417
Gain on assets held for sale ................................................................................         22       --
Dime merger termination payment .............................................................................     77,000       --
                                                                                                                --------   --------
                                                                                   TOTAL NONINTEREST  INCOME    $128,925   $ 44,901
                                                                                                                --------   --------
NONINTEREST EXPENSE:
Salaries and benefits .......................................................................................   $ 46,089   $ 41,646
Occupancy expense ...........................................................................................     14,627     14,476
Equipment expense ...........................................................................................     10,418      9,444
Deposit and other insurance .................................................................................      1,172      1,208
Outside services - data processing ..........................................................................     13,638     13,646
Outside services-other ......................................................................................     12,300     10,791
Amortization of intangibles .................................................................................      1,904      1,904
Amortization of goodwill ....................................................................................       --        5,569
Marketing expense ...........................................................................................      3,573      3,450
Telephone expense ...........................................................................................      2,938      3,409
Expenses related to Dime termination payment ................................................................      8,293       --
Other expense ...............................................................................................     15,922      5,463
                                                                                                                --------   --------
                                                                                   TOTAL NONINTEREST EXPENSE    $130,874   $111,006
                                                                                                                --------   --------
                                                                                  INCOME BEFORE INCOME TAXES    $108,593   $ 64,283
                                                                                  PROVISION FOR INCOME TAXES      40,775     18,956
                                                                                                                --------   --------
                                                                                                  NET INCOME    $ 67,818   $ 45,327
                                                                                                                ========   ========
NET INCOME PER COMMON SHARE
Basic .......................................................................................................   $   1.50   $   0.96
Diluted .....................................................................................................   $   1.49   $   0.95
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic .......................................................................................................     45,242     47,368
Diluted .....................................................................................................     45,532     47,676

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                                                                                                Three Months Ended
                                                                                                                     June 30
                                                                                                                --------------------
(In thousands)                                                                                                  2002        2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  NET INCOME   $ 25,537    $ 23,284

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities gains (losses) arising during period .................................................   $ 28,986    $ (3,756)

Change in valuation of derivative contracts ................................................................     (2,921)        207

Less: reclassification for gains (losses) included in net income ...........................................         82      (1,106)
                                                                                                               --------    --------
Other comprehensive income (loss) ..........................................................................   $ 25,983    $ (2,443)

                                                                                                               --------    --------
                                                                                        COMPREHENSIVE INCOME   $ 51,520    $ 20,841
                                                                                                               ========    ========


                                                                                                                 Six Months Ended
                                                                                                                     June 30
                                                                                                               ---------------------
(In thousands)                                                                                                   2002        2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  NET INCOME   $ 67,818    $ 45,327
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities gains (losses) arising during period .................................................   $ 14,313    $  7,062
Unrealized holding loss from securities transferred from held to maturity to
    available for sale .....................................................................................       --        (4,069)

Change in valuation of derivative contracts ................................................................     (6,075)        207

Less: reclassification for losses included in net income ...................................................     (3,468)       (323)
                                                                                                               --------    --------
Other comprehensive income .................................................................................   $ 11,706    $  3,523

                                                                                                               --------    --------
                                                                                        COMPREHENSIVE INCOME   $ 79,524    $ 48,850
                                                                                                               ========    ========

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited) (in thousands, except shares)



                                                                                                           Accumulated
                                     Common Stock        Additional                                          Other
                                ---------------------     Paid-in-   Retained    Treasury    Restricted    Comprehensive
                                  Shares      Amount      Capital    Earnings      Stock       Stock       Income (Loss)     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000..  47,964,579    $92,762    $322,131    $ 56,759    $ (92,293)   $(5,759)       $(5,127)      $368,473
------------------------------------------------------------------------------------------------------------------------------------
Net income ...................        --         --          --        94,461         --         --             --           94,461
Cash dividends ...............        --         --          --       (47,410)        --         --             --          (47,410)
Stock options exercised ......     179,209       --        (1,762)       --          4,123       --             --            2,361
Other transactions ...........     (77,331)        34         (60)        760         (734)      --             --
Purchase of treasury stock ...  (2,252,230)      --          --          --        (56,275)      --             --          (56,275)
Effect of compensation plans..        --         --          --          --         (1,381)     1,964           --              583
Other comprehensive income ...        --         --          --          --           --         --           21,711         21,711
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001..  45,814,227    $92,796    $320,309    $104,570    $(146,560)   $(3,795)       $16,584       $383,904
------------------------------------------------------------------------------------------------------------------------------------

Net income ...................        --         --          --        67,818         --         --             --           67,818
Cash dividends ...............        --         --          --       (24,430)        --         --             --          (24,430)
Stock options exercised ......     424,153       --        (6,537)       --         11,848       --             --            5,311
Purchase of treasury stock ...  (1,003,192)      --          --          --        (29,821)      --             --          (29,821)
Effect of compensation plans..      44,750       --          --          --            943      1,205           --            2,148
Other comprehensive income ...        --         --          --          --           --         --           11,706         11,706
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002 .....  45,279,938    $92,796    $313,772    $147,958    $(163,590)   $(2,590)       $28,290       $416,636
===================================================================================================================================

  See Notes to Consolidated Financial Statements


HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)                                                                 Six Months Ended
                                                                                   June 30,
                                                                               2002          2001
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income ......................................................... $    67,818    $    45,327
       Adjustments to reconcile net income to net
         cash provided by operating activities:
                  Provision for possible loan and lease losses ............      36,333         12,000
                  Provision for depreciation and amortization .............      14,388         15,652
                  Amortization of investment security premiums, net .......      11,183             80
                  Securities gains ........................................        (402)          (417)
                  Gain on sales of premises and equipment .................         (70)           (66)
                  Decrease (increase) in other assets .....................       7,166        (91,277)
                  Increase in other liabilities ...........................      15,272          6,979
                                                                            -----------    -----------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....... $   151,688    $   (11,722)
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sales of investment securities:
         Available for sale ............................................... $   661,751    $   295,645
       Proceeds from repayments and maturities of investment securities:
         Available for sale ...............................................     349,622        165,631
       Purchases of investment securities:
         Available for sale ...............................................  (1,406,027)      (601,557)
       Net (increase) decrease in loans other than purchases and sales ....     (20,122)       258,096
       Decrease in loans due to securitization ............................        --          335,676
       Proceeds from sales of loans .......................................      15,873           --
       Acquisition of credit card assets ..................................     (21,058)      (118,446)
       Proceeds from sales of premises and equipment ......................         653          1,000
       Purchases of premises and equipment ................................      (2,458)        (4,189)
       Decrease (increase) in other real estate ...........................       2,285         (2,293)
                                                                            -----------    -----------
               NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ........ $  (419,481)   $   329,563
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in deposits ........................................... $   296,259    $    86,410
       Net decrease in borrowings .........................................     (23,588)      (172,845)
       Redemption of debt  securities .....................................     (35,800)          --
       Proceeds from issuance of debt securities ..........................     200,000           --
       Proceeds from exercise of stock options ............................       5,311          1,765
       Cash dividends .....................................................     (24,430)       (23,782)
       Acquisition of treasury stock ......................................     (29,821)       (30,145)
                                                                            -----------    -----------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........ $   387,931    $  (138,597)
                                                                            -----------    -----------

              INCREASE IN CASH AND CASH EQUIVALENTS ....................... $   120,138    $   179,244
              CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............     232,198        295,539
                                                                            -----------    -----------
              CASH AND CASH EQUIVALENTS AT END OF PERIOD .................. $   352,336    $   474,783
                                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
      Interest ............................................................ $    68,433    $    99,554
      Taxes ...............................................................      31,103           --
Additional Disclosures:
       Residential mortgage securitization ................................        --          335,676
       Securities Transferred from Held to Maturity to Available for Sale..        --          520,192

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (in thousands, except per share data)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements of Hudson United Bancorp and Subsidiaries ("Hudson United" or "the Company") include the accounts of the parent company, Hudson United Bancorp, and its wholly-owned subsidiaries: Hudson United Bank ("the Bank"), HUBCO Capital Trust I, HUBCO Capital Trust II, and JBI Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments and normal recurring accruals considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Reclassification of Certain Assets, Revenues and Expenses

Assets previously classified by the Company as Commercial and Industrial Loans have been reclassified as of June 30, 2002 and December 31, 2001 as Investment Securities Available for Sale. These assets were $116.1 million at June 30, 2002 and $106.1 million at December 31, 2001.

Certain assets previously classified by the Company as part of "other assets"; certain revenues previously classified as part of "other income"; and certain expenses previously classified as part of "other expense" have been listed as separate line items in the Consolidated Balance Sheet and in the Consolidated Statements of Income.

In addition, certain one-time expenses totaling $21.5 million, classified by the Company in the first quarter of 2002 as "Effect of merger resolution", have been reclassified by the Company in the first half of 2002 to "Expenses related to Dime termination payment" of $8.3 million and the remaining $13.2 million was reclassified into other expense categories. The $13.2 million was reclassified as follows: $0.2 million to salaries and benefits, $1.3 million to occupancy expenses, $1.1 million to equipment expense, $0.2 million to outside services-other and $10.4 million to other expenses.

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

A reconciliation of weighted average common shares outstanding to weighted average shares outstanding assuming dilution follows (in thousands, except per share data):

ACTUAL                                                        Three Months Ended
                                                                   June 30,
                                                                ----------------
                                                                2002      2001
--------------------------------------------------------------------------------
Basic Earnings Per Share
Net Income ................................................... $25,537   $23,284
Weighted average common shares outstanding ...................  45,237    46,968
Basic earnings per share ..................................... $  0.56   $  0.50
Diluted Earnings Per Share
Net Income ................................................... $25,537   $23,284
Weighted average common shares outstanding ...................  45,237    46,968
Effect of dilutive securities:
 Stock options ...............................................     301       336
                                                               -------   -------
Weighted average common shares outstanding assuming dilution..  45,538    47,304
Diluted earnings per share ................................... $  0.56   $  0.49

ACTUAL                                                         Six Months Ended
                                                                    June 30,
                                                               -----------------
                                                                2002       2001
--------------------------------------------------------------------------------
Basic Earnings Per Share
Net Income ................................................... $67,818   $45,327
Weighted average common shares outstanding ...................  45,242    47,368
Basic earnings per share ..................................... $  1.50   $  0.96
Diluted Earnings Per Share
Net Income ................................................... $67,818   $45,327
Weighted average common shares outstanding ...................  45,242    47,368
Effect of dilutive securities:
 Stock options ...............................................     290       308
                                                               -------   -------
Weighted average common shares outstanding assuming dilution..  45,532    47,676
Diluted earnings per share ................................... $  1.49   $  0.95

OPERATING BASIS (1)                                            Six Months Ended
                                                                   June 30,
                                                               -----------------
                                                                 2002     2001
--------------------------------------------------------------------------------
Basic Earnings Per Share
Net Income ................................................... $50,602   $45,327
Weighted average common shares outstanding ...................  45,242    47,368
Basic earnings per share ..................................... $  1.12   $  0.96
Diluted Earnings Per Share
Net Income ................................................... $50,602   $45,327
Weighted average common shares outstanding ...................  45,242    47,368
Effect of dilutive securities:
 Stock options ...............................................     290       308
                                                               -------   -------
Weighted average common shares outstanding assuming dilution..  45,532    47,676
Diluted earnings per share ................................... $  1.11   $  0.95

(1) 2002 figures exclude $77 million cash payment received from Dime representing the final termination payment relating to the uncompleted merger of the Company and Dime, $21.5 million of one-time expenses resulting from the merger resolution and other charges, and an additional $21.3 million provision for possible loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

NOTE C - ACQUISITIONS

The Company announced, on June 26, 2002, a purchase and assumption transaction with the FDIC as the receiver for the failed Connecticut Bank of Commerce ("the CBC transaction"). Hudson United Bank ("the Bank"), in this transaction, assumed certain insured deposits, along with an option to purchase two branches in Connecticut and to lease two branches in New York City and one in Connecticut. The Bank paid an acquisition premium of $17.3 million to the FDIC in this transaction. The determination of the breakdown of the premium between goodwill and core deposit intangibles has not yet been made. The Bank received cash from the FDIC at closing, along with certain consumer loans, which the Bank can put back to the FDIC within 30 days.

The initial deposits assumed and initial assets acquired in the CBC transaction are included in the Company's balance sheet as of June 30, 2002.

During the first half of 2002 the Company paid total consideration of $21.1 million for $22.9 million of credit card receivables, with an associated discount of $1.8 million.

The Company entered into agreements at several times in 2001 to purchase third party credit card assets from a subsidiary of Transamerica Finance Co. As of December 31, 2001, the Company had paid total consideration of $161.4 million for $157.0 million of these assets, with an associated premium of $4.4 million. In August 2001, the Company assumed deposit liabilities from First International Bank in the amount of $272.8 million at a discount of $0.5 million. These deposit liabilities were primarily short term brokered deposits.

NOTE D - INVESTMENT SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale at the dates indicated (in thousands):


                                                        June 30, 2002
                                      -------------------------------------------------------
                                                        Gross Unrealized          Estimated
                                       Amortized    --------------------------      Market
                                         Cost          Gains        (Losses)        Value
                                      -----------   -----------    -----------    -----------
Available for Sale
U.S. Government securities .......... $    60,278   $       128    $        (1)   $    60,405
Mortgage-backed securities ..........   1,552,005        25,797           (741)     1,577,061
Asset backed and corporate
securities ..........................     677,519         7,553         (7,115)       677,957
Obligations of states and political
subdivisions ........................      35,087           511           --           35,598
FHLB stock ..........................      14,214          --             --           14,214
Common stocks .......................      14,918         5,847            (48)        20,717
                                      -----------   -----------    -----------    -----------
                                      $ 2,354,021   $    39,836    $    (7,905)   $ 2,385,952
                                      ===========   ===========    ===========    ===========


                                                       December 31, 2001
                                      -------------------------------------------------------
                                                        Gross Unrealized          Estimated
                                       Amortized    --------------------------      Market
                                         Cost          Gains        (Losses)        Value
                                      -----------   -----------    -----------    -----------
Available for Sale
U.S. Government securities .......... $    12,904   $       147    $      --      $    13,051
Mortgage-backed securities ..........   1,032,993        14,670         (1,068)     1,046,595
Asset backed and corporate
securities ..........................     276,860           314            (31)       277,143
Obligations of states and political
subdivisions ........................      26,992           363             (6)        27,349
FHLB stock ..........................      21,877          --             --           21,877
Common stocks .......................      22,571           614           (690)        22,495
                                      -----------   -----------    -----------    -----------
                                      $ 1,394,197   $    16,108    $    (1,795)   $ 1,408,510
                                      ===========   ===========    ===========    ===========



The following table summarizes trading assets at December 31, 2001:
 (in thousands)

                                                    Estimated
                                                      Market
                                                      Value
--------------------------------------------------------------
Trading Asset Portfolio
Mortgage-backed securities ..................       $ 575,007
Other debt securities .......................           1,301
                                                    ----------
                                        Total       $ 576,308
                                                    ==========

These assets were subsequently sold in January 2002.

Investment securities with a market value of $746,960 at June 30, 2002 and $369,646 at December 31, 2001 were pledged as collateral for public sector deposits, customer repurchase agreements, borrowings from the Federal Home Loan Bank and for other purposes.

NOTE E -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF THREE SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

On January 31, 1997, the Company placed $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital securities are redeemable by the Company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income tax is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. As of June 30, 2002, $45.0 million of the 8.98% Capital Securities remained outstanding.

On February 5, 1997, Jeff Banks, Inc. placed $25.0 million in aggregate liquidation amount of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The Company acquired JeffBanks, Inc. in 1999. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $25.3 million principal amount of 9.25% Junior Subordinated Deferrable Debentures due 2027 of the Company. The 9.25% Trust Capital Securities became redeemable by the Company on March 31, 2002. At this time the Company does not plan to redeem this issue but will review it on an ongoing basis.

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

NOTE F - SUBORDINATED DEBT

In January, 1994, the Company sold $25.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2004, bear interest at a fixed rate of 7.75% per annum payable semi-annually. The Company repurchased $7.8 million of this debt during the second quarter of 2002.

In March 1996, JeffBanks, Inc. issued $23.0 million aggregate principal amount of subordinated debentures which mature in 2006 and bear interest at a fixed interest rate of 8.75% per annum payable semi-annually. The Company acquired JeffBanks, Inc. in 1999. These notes were redeemable at the option of the Company, in whole or in part, at any time after April 1, 2001, at their stated principal amount plus accrued interest, if any. On January 7, 2002, the Company announced redemption of this issue. The notes were redeemed in February 2002.

In September 1996, the Company sold $75 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at a fixed interest rate of 8.20% per annum payable semi-annually.

On May 6, 2002 Hudson United Bank issued $200 million of 7.00% subordinated notes due May of 2012. The net proceeds of the offering of $197.9 million were invested in interest earning assets. The subordinated notes will qualify as Tier 2 capital of the Bank and will assist the Bank in maintaining its well capitalized status.

NOTE G -COMPREHENSIVE INCOME

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

                                                                               Three-Months Ended
                                                                                 June 30, 2002
                                                            -----------------------------------------------------------
                                                            Before tax amount  Tax Benefit (Expense)  Net of Tax Amount
                                                            -----------------  ---------------------  -----------------
Unrealized net security gains arising during the period..       $ 46,475             $(17,489)             $ 28,986

Change in valuation of derivative contracts..............         (4,939)               2,018                (2,921)
Less: reclassification adjustment for net gains
  realized in net income.................................            138                  (56)                   82
                                                                --------             --------              --------
Net change during period.................................       $ 41,398             $(15,415)             $ 25,983
                                                                ========             ========              ========


                                                                                Three Months Ended
                                                                                   June 30, 2001
                                                            -----------------------------------------------------------
                                                            Before tax amount  Tax Benefit (Expense)  Net of Tax Amount
                                                            -----------------  ---------------------  -----------------
Unrealized net security losses arising during the period..      $(6,360)             $ 2,604               $(3,756)

Change in valuation of derivative contracts...............          345                 (138)                  207
Less: reclassification adjustment for net losses..........       (1,874)                 768                (1,106)
  realized in net income
                                                                -------              -------               -------
Net change during period..................................      $(4,141)             $ 1,698               $(2,443)
                                                                =======              =======               =======


                                                                                 Six-Months Ended
                                                                                  June 30, 2002
                                                            -----------------------------------------------------------
                                                            Before tax amount  Tax Benefit (Expense)  Net of Tax Amount
                                                            -----------------  ---------------------  -----------------
Unrealized net security gains arising during the period..       $ 21,668             $ (7,355)             $ 14,313

Change in valuation of derivative contracts..............        (10,270)               4,195                (6,075)
Less: reclassification adjustment for net losses
  realized in net income.................................         (5,863)               2,395                (3,468)
                                                                --------             --------              --------
Net change during period.................................       $ 17,261             $ (5,555)             $ 11,706
                                                                ========             ========              ========


                                                                                Six Months Ended
                                                                                  June 30, 2001
                                                            -----------------------------------------------------------
                                                            Before tax amount  Tax Benefit (Expense)  Net of Tax Amount
                                                            -----------------  ---------------------  -----------------
Unrealized net security gains arising during the period ......  $ 10,964             $ (3,902)             $  7,062
Unrealized net security holding loss arising from securities
  transferred from held to maturity to available for sale ....    (6,782)               2,713                (4,069)
Change in valuation of derivative contracts ..................       345                 (138)                  207
Less: reclassification adjustment for net losses
  realized in net income
                                                                    (547)                 224                  (323)
                                                                --------             --------              --------
Net change during period .....................................  $  5,074             $ (1,551)             $  3,523
                                                                ========             ========              ========

NOTE H - RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishing standards for the accounting and reporting of derivatives. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

The FASB issued SFAS No. 141 "Business Combinations" during 2001. The Company adopted SFAS No. 141 effective July 2001. The adoption of SFAS No. 141 did not have a material effect on the Company's financial position or results of operations.

The FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" during 2001. Under this standard, intangible assets must continue to be amortized, but goodwill is no longer amortized starting January 1, 2002. Goodwill that is determined to be impaired must be written-off when that determination is made. The Company has concluded as of June 30, 2002 that no impairment charge is currently required. The Company is required to perform an impairment test of its goodwill on at least an annual basis. Core deposit intangibles, with a carrying value of $24.4 million at June 30, 2002 and original amortization periods of ten years, are being amortized and the related amortization expense for the second quarter of 2002 was $1.0 million and for the first half of 2002 was $1.9 million. Goodwill, with a carrying value of $59.8 million at June 30, 2002 is no longer being amortized beginning January 1, 2002. Total goodwill and intangible assets, including the premium paid in the CBC transaction, was $101.6 million at June 30, 2002. Amortization of goodwill was $2.7 million in the second quarter of 2001, $5.6 million in the first half of 2001 and $11.3 million for all of 2001 (see footnote I for additional details).

The FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" in June 2001. This statement will be effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company expects that the adoption of this statement will not have material effect on its operations.

NOTE I:

Core deposit intangibles (excluding the premium paid in the Connecticut Bank Of Commerce transaction) is as follows for the periods indicated ($ in thousands):

                               Gross Carrying    Accumulated        Net Carrying
At June 30, 2002                  Amount         Amortization          Amount
                               --------------    ------------       ------------
Core deposit intangibles ....    $ 37,899          $ 13,496          $ 24,403
                                 --------          --------          ---------

                               Gross Carrying    Accumulated        Net Carrying
At December 30, 2001              Amount         Amortization          Amount
                               --------------    ------------       ------------
Core deposit intangibles ....    $ 37,899          $ 11,591          $ 26,308
                                 --------          --------          ---------

The following is the estimated amortization expense on core deposit intangibles (excluding any potential impact from the Connecticut Bank of Commerce transaction) for the years indicated ($ in thousands):

                        2002 ................  $ 3,809
                        2003 ................    3,809
                        2004 ................    3,809
                        2005 ................    3,809
                        2006 ................    3,809

The following table discloses the effect on net income and earnings per share of excluding amortization expense on goodwill for the 2001 periods indicated ($ in thousands, except per share amounts)

                                          Three months ended June 30
                                              2002         2001
                                           ----------   ----------
Reported net income ...................... $   25,537   $   23,284
Goodwill amortization ....................       --          2,318
                                           ----------   ----------
     Adjusted net income ................. $    5,537   $   25,602
                                           ==========   ==========

Basic earnings per share ................. $     0.56   $     0.50
Goodwill amortization ....................       --           0.05
                                           ----------   ----------
     Adjusted basic earnings per share ... $     0.56   $     0.55
                                           ==========   ==========

Diluted earnings per share ............... $    0.56    $     0.49
Goodwill amortization ....................      --            0.05
                                           ----------   ----------
     Adjusted diluted earnings per share.. $     0.56   $     0.54
                                           ==========   ==========


                                           Six months ended June 30
                                               2002         2001
                                           ----------   ----------
Reported net income ...................... $   67,818   $   45,327
Goodwill amortization ....................       --          4,746
                                           ----------   ----------
     Adjusted net income ................. $   67,818   $   50,073
                                           ==========   ==========

Basic earnings per share ................. $     1.50   $     0.96
Goodwill amortization ....................       --           0.10
                                           ----------   ----------
     Adjusted basic earnings per share ... $     1.50   $     1.06
                                           ==========   ==========

Diluted earnings per share ............... $     1.49   $     0.95
Goodwill amortization ....................       --           0.10
                                           ----------   ----------
     Adjusted diluted earnings per share.. $     1.49   $     1.05
                                           ==========   ==========

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

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document, both in the Management Discussion & Analysis and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "consider", "may", "will", or similar statements or variations of such terms. Actual results may differ materially from the results discussed in these forward-looking statement. Factors that may cause actual results to differ materially from such forward-looking statements include, but are not limited to, changes in interest rates, changes in economic conditions, especially as they have been affected by recent developments, deposit and loan volume trends, continued levels of loan quality, trends in loan loss provisions, changes in relationships with customers, failure to realize expected cost savings or revenue enhancements from changes in business models and acquisitions, an adverse trend in capital ratios causing the Company to change its business model and the effects of legal and regulatory provisions applicable to the Company and its competitors. The Company assumes no obligation for updating any such forward-looking statements at any time.

RESULTS OF OPERATIONS

OVERVIEW

The Company had net income of $25.5 million, or $0.56 per diluted share, for the second quarter of 2002 compared to $23.3 million, or $0.49 per diluted share for the comparable period in 2001. Net income as reported for the first six months of 2002 was $67.8 million or $1.49 per diluted share. Operating earnings (as defined in the third paragraph below) for the first six months of 2002 were $50.6 million, or $1.11 per diluted share, compared to net income of $45.3 million, or $0.95 per diluted share, for the comparable period in 2001.

The Company's return on average equity was 26.41% and return on average assets was 1.45% for the second quarter of 2002. Both ratios improved from the second quarter of 2001. The net interest margin was 4.75%, noninterest income as a percent of net revenue was 26%, and the efficiency ratio was 54.34%, based on the Company's net income for the second quarter 2002. The Company's return on average equity and return on average assets, as reported, for the six months ended June 30, 2002 were 34.94% and 1.95% respectively. For the six months ended June 30, 2002 the Company's operating return on average equity was 26.07% and operating return on average assets was 1.46%. The net interest margin was 4.74%, operating noninterest income as a percent of net revenue was 26%, and the operating efficiency ratio was 53.45%, based on the Company's operating earnings for the six months ended June 30, 2002.

Operating earnings for the first six months of 2002 and for the first quarter of 2002 exclude the $77 million cash payment received from Dime Bancorp, Inc. ("Dime") on January 7, 2002, representing the final termination payment relating to the uncompleted merger of the Company and Dime. Operating earnings for the first half of 2002 also excludes $21.5 million of one time expenses resulting from the merger resolution and other charges ($8.3 million in expenses directly related to the Dime termination payment and other expenses including, $0.2 million in salaries and benefits, $1.3 million in occupancy expenses, $1.1 million in equipment expenses, $0.2 million in expenses classified as outside services - other, and $10.4 million in other expense) and an additional $21.3 million provision for possible loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

NET REVENUE

Net revenue, which is the sum of net interest income and noninterest income, was $101.7 million for the second quarter of 2002. This was comprised of net interest income of $75.3 million and noninterest income of $26.3 million. Net revenue for the second quarter of 2002 increased by 6.8% compared to the second quarter of 2001, due mainly to increases in noninterest income and a decrease in interest expense during the period. Net revenue, as reported, for the first six months of 2002 was $275.8 million as compared to $187.3 million for the same period in 2001. The increase of $88.5 million was due in most part to the $77 million Dime payment supplemented by increases in noninterest income. Net revenue, on an operating basis, for the first six months of 2002 was $198.8 million, with net interest income of $146.9 million and noninterest income of $51.9 million. Net revenue for the first half of 2002 increased by 6.1% compared to the first half of 2001, due to increases in net interest income and noninterest income.

NET INTEREST INCOME

Net interest income for the second quarter of 2002 was $75.3 million and the net interest margin was 4.75%. Net interest income was $72.0 million with a net interest margin of 4.81% for the comparable second quarter of 2001. Net interest income increased by 4.7% compared to the second quarter of 2001. This increase resulted primarily from a higher level of average interest earning assets and a more favorable deposit mix, with an increase in NOW, money market and savings deposits and a decrease in higher cost time deposits. Net interest income for the first six months of 2002 was $146.9 million and the net interest margin was 4.74%, compared to the net interest income of $142.4 million and a net interest margin of 4.78% for the first six months of 2001. Net interest income increased over this time period primarily due to an increase in the Company's average investment securities.

NONINTEREST INCOME (excluding security gains (losses))

Noninterest income was $26.2 million for the second quarter of 2002. This represented an increase of 14.4 % compared to $22.9 million of noninterest income in the second quarter of 2001. The increase in the second quarter of 2002 was primarily due to the Company's investment in bank owned life insurance in June of 2001, and higher commercial service fees. Noninterest income as reported was $128.9 million at June 30, 2002 compared to $44.9 million at June 30, 2002. The increase resulted primarily from the recognition of the $77.0 million Dime merger termination payment. Operating noninterest income was $51.9 million for the six months ended June 30, 2002 compared to $44.9 million for the comparable period in 2001. The increase from 2001 to 2002 was due to increases in service fees collected and income collected on bank owned life insurance.

NONINTEREST EXPENSE

Noninterest expense was $56.6 million for the second quarter of 2002 compared to $56.4 million for the comparable period in 2001. Noninterest expense as reported was $130.9 million for the six months ended June 30, 2002 compared to $111.0 million for the six months ended June 30, 2001. The increase in noninterest expense resulted mainly from $21.5 million of one time expenses resulting from merger resolution and other charges. Operating noninterest expense for the six months ended June 30, 2002 was $109.4 million compared to $111.0 million for the same period in 2001. The flat noninterest expense for the second quarter and the decrease in operating noninterest expense year to date was due primarily to lower amortization expense on intangibles, resulting from the Company's no longer amortizing goodwill due to the adoption of FASB 142, partially offset by increased compensation and other expenses relating to business development initiatives and expanded infrastructure to support the Company's business lines.

The efficiency ratio was 54.34% for the second quarter of 2002 and 55.16% for the second quarter of 2001. The favorable variance in 2002 was due to higher net revenue in 2002 when compared to the same period in 2001. The efficiency ratio as reported for the first six months of 2002 was 46.35% compared to 54.84%. The favorable efficiency ratio was mainly due to the recognition of the $77.0 million Dime merger termination payment. On an operating basis, the efficiency ratio was 53.45% for the first six months of 2002 compared to 54.84% for 2002.

INCOME TAXES

The Company's effective tax rate for the three months ended June 30, 2002 was 32.0% compared to 29.0% for the same period in 2001. The lower effective tax rate in 2001 was primarily the result of the utilization of tax losses generated by sales of securities in 2000 which were part of the Company's balance sheet restructuring. The Company's effective tax rate as reported for the six months ended June 30, 2002 was 37.5% compared to 29.5% for the same period in 2001. The higher effective tax rate resulted mainly from provision for income taxes associated with the recognition of the $77.0 million Dime merger termination payment. The Company's effective tax rate for the first half of 2002 on an operating basis, was 32.0% compared to 29.5% in the first half of 2001. The lower effective tax rate in 2001 was primarily the result of the utilization of tax losses generated by sales of securities in 2000 which were part of the Company's balance sheet restructuring.

PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES AND ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

Introduction

The provision for possible loan and lease losses, portfolio loans was $7.5 million for the second quarter of 2002 and $6.0 million for the second quarter of 2001. The provision for possible loan and lease losses, portfolio loans was $15.0 million for the first half of 2002 and $12.0 million for the first half of 2001. The higher provisions in 2002 compared to 2001 reflect the level of net charge offs in 2002 and the uncertain economic environment. The total provision for possible loan and lease losses was $36.3 million for six months ended June 30, 2002, which included a $21.3 million provision for the accelerated disposition of certain commercial and industrial loans. The Allowance for Possible Loan and Lease Losses ("the Allowance") was $72.0 million at June 30, 2002 and $70.0 million at December 31, 2001. The Allowance at June 30, 2002 represented 412% of nonperforming loans and 1.66% of total loans. The Allowance at year-end 2001 represented 158 % of nonperforming loans and 1.61 % of total loans.

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

     o the establishment of reserves for pools of homogenous types of loans both subject and not subject to specific review, including 1-4 family residential mortgages, consumer loans and leases, and credit card accounts, based upon historical loss rates.

Consideration is also given to the changed risk profile brought about by business combinations, knowledge about customers, the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company's lending staff, underwriting policies, loss histories, delinquency trends, nature of economic and business conditions, and the concentration in the portfolio including real estate related loans located in the northeastern part of the United States. Since many of the loans depend upon the sufficiency of real estate collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss. Other evidence used to determine the amount of the Allowance and its components are as follows:

     o    regulatory and other examinations

     o    the amount and trend of criticized loans

     o    peer comparisons with other financial institutions

     o opportunities to dispose of marginally performing loans for cash consideration

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at June 30, 2002.

Non Performing Loans and Non Performing Assets

At June 30, 2002, non-performing loans totaled $17.5 million, a decrease of $27.0 million when compared to $44.5 million at December 31, 2001. Non-performing assets were $ 18.6 million and $47.9 million at June 30, 2002 and December 31, 2001, respectively. The decline in nonperforming loans and nonperforming assets was primarily due to sales, in the first quarter of 2002, of nonperforming loans designated as held for sale at December 31, 2001, and charge offs to facilitate the accelerated disposition of other nonperforming loans.

The following table presents the composition of non-performing assets and selected asset quality ratios at the dates indicated: (in thousands)


                                                             June 30,   December
                                                              2002      31, 2001
                                                             --------   --------
Nonaccrual Loans:
   Commercial............................................... $ 7,151    $17,837
   Real Estate..............................................   8,879     25,598
   Consumer.................................................   1,454      1,034
                                                             -------    -------
     Total Nonaccrual Loans................................. $17,484    $44,469
Other Real Estate Owned.....................................   1,096      3,381
                                                             -------    -------
      Total Nonperforming Assets............................ $18,580    $47,850
                                                             =======    =======

Nonaccrual Loans  to Total Loans and Leases.................    0.40%      1.02%
Allowance for Loan and Lease Losses to Nonperforming Loans..     412%       158%


Loans Past Due 90 Days and Still Accruing

The following table shows loans past due 90 days or more and still accruing, along with applicable asset quality ratio: (in thousands)

                                                June 30, 2002  December 31, 2001
                                                ------------   -----------------
Loans Past Due 90 Days or More and Accruing
      Commercial ............................      $ 2,156          $ 2,600
      Real Estate ...........................        4,560            6,053
      Consumer ..............................        2,189            3,287
      Credit card ...........................        8,619            9,068
                                                   -------          -------
          Total Past Due Loans ..............      $17,524          $21,008
                                                   =======          =======

As a percent of Total Loans and Leases ......         0.40%            0.48%

Allowance for Possible Loan and Lease Losses

The following table presents the activity in the allowance for possible loan and lease losses for the periods indicated:


                                                                               Summary of Activity in the Allowance
                                                                                          By Loan Category
                                                                              ---------------------------------------
                                                                              Six Months Ended         Year Ended
                                                                                June 30, 2002       December 31, 2001
                                                                              ----------------      -----------------
(Dollars in thousands)
Amount of Loans and Leases Outstanding at Period End ......................      $ 4,345,289          $ 4,338,489
                                                                                 ===========          ===========

Daily Average Amount of Loans and Leases Outstanding ......................      $ 4,261,167          $ 4,793,998
                                                                                 ===========          ===========

Allowance for Loan and Lease Losses

Balance at beginning of the period ........................................      $    70,046          $    95,180
Loans charged off:
     Real estate ..........................................................           (1,726)              (6,851)
     Commercial ...........................................................           (4,140)             (21,323)
     Consumer .............................................................          (12,946)             (33,584)
Accelerated disposition (1) ...............................................          (21,333)                --
Assets held for sale (2) ..................................................             --                (10,147)
                                                                                 -----------          -----------
          Total loans charged off .........................................      $   (40,145)         $   (71,905)
                                                                                 -----------          -----------

Recoveries:
     Real estate ..........................................................              598                  935
     Commercial ...........................................................            1,396                1,625
     Consumer .............................................................            3,344                5,353
                                                                                 -----------          -----------
          Total recoveries ................................................      $     5,338          $     7,913
                                                                                 -----------          -----------

Net loans charged off .....................................................      $   (34,807)         $   (63,992)

Provision for possible loan and lease losses, portfolio loans .............           15,000               24,000
Provision for possible loan and lease losses, accelerated disposition (1)..           21,333               10,147
                                                                                 -----------          -----------
Total provision for possible loan and lease losses ........................      $    36,333          $    34,147
Net change in acquired reserves of credit card portfolios .................              427                4,711
                                                                                 -----------          -----------
Balance at end of period ..................................................      $    71,999          $    70,046
                                                                                 ===========          ===========

Allowance for Loan and Lease Losses to Total Loans and Leases .............             1.66%                1.61%
                                                                                 ===========          ===========

Annualized provision for possible loan and lease losses,
     portfolio loans as a percentage of average loans
     and leases outstanding ...............................................             0.70%                0.50%
                                                                                 ===========          ===========

Annualized net loans charged off during period to average loans
     and leases outstanding ...............................................             1.56%                1.33%
                                                                                 ===========          ===========

(1) Relates primarily to the planned accelerated disposition of certain nonperforming commercial and industrial loans at March 31, 2002 and June 30, 2002.

(2) The writedown of assets held for sale in 2001 pertained to the disposal of $16.2 million of non-accrual loans in 2002.

FINANCIAL CONDITION

Loan and lease categories consisting of commercial and financial; commercial real estate; consumer; and credit card loans totaled $3.9 billion at June 30, 2002, compared to $3.8 billion at December 31, 2001. These four categories, which exclude residential mortgages represented 90% of loans and leases at June 30, 2002, an increase from 88% of loans and leases at December 31, 2001. Residential mortgage loans decreased by $88.8 million to $448.3 million at June 30, 2002, as compared to December 31, 2001. The decrease resulted from prepayments throughout the quarter and the Company's practice of selling new originations in the secondary market.

Certain assets that had been previously classified by the Company as Commercial and Industrial Loans have been reclassified by the Company as of June 30, 2002 and December 31, 2001 as Investment Securities Available for Sale. These assets totaled $116.1 million at June 30, 2002 and $106.1 million at December 31, 2001.

Total investment securities were $2.4 billion at June 30, 2002, compared to $2.0 billion at December 31, 2001. The increase in investment securities resulted from cash received from increased deposits and borrowings, as described later in this section. Investment securities pledged as collateral for public sector deposits, borrowings and other purposes increased by $377 million in the first half of 2002. The majority of the increase related to public sector deposits. Investment securities designated as trading assets of $576 million at December 31, 2001 were sold in January 2002. The proceeds from the sales were invested in securities with shorter average lives and durations and resultant lower current yields than the securities that were sold. The Company had no trading assets as of June 30, 2002.

The Company's total assets were $7.5 billion at June 30, 2002, compared to $7.0 billion at year-end 2001. Total deposits were $6.3 billion at June 30, 2002, compared to $6.0 billion at December 31, 2001. Total deposits at June 30, 2002 include deposits assumed on June 26, 2002 in the CBC transaction. The increase in total deposits was primarily due to an increase in NOW, money market and savings deposits of $532 million, partially offset by a decrease in time deposits of $260 million. Time deposits as a percent of total deposits declined from 37% at year end 2001 to 31% at June 30, 2002.

The Bank issued, in May of 2002, $200 million of 7.00% subordinated debt due in 2012. The net proceeds of the offering was $197.9 million. The Company repurchased, in May of 2002, $7.8 million of its 7.75% subordinated debt due in January 2004. The total cash allocated for this repurchase was $8.1 million. The Company redeemed, in the first quarter of 2002, $23 million of holding company 8.75% subordinated debt due in 2006. The redemption was at par.

Total stockholders' equity was $416.6 million at June 30, 2002 and $383.9 million at December 31, 2001. The change in stockholders' equity resulted primarily from $67.8 million of net income, offset by declaration of cash dividends of $24.4 million, total stock repurchases of $29.8 million and an increase in accumulated other comprehensive income of $11.7 million.

The Company repurchased in the open market a total of 977,488 shares in the first half of 2002, at an average price of $29.72 per share. The total cash allocated for these repurchases was $29.1 million. Other share repurchases of 25,704 shares were also completed by the Company in the first half of 2002. The cash allocated for these repurchases was $0.7 million. Total shares outstanding at June 30, 2002 were 45.3 million shares, compared to 45.8 million shares at December 31, 2001.

MARKET RISK

Interest Rate Risk

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

The Company evaluates on a monthly basis its simulation model to measure the sensitivity of net interest income to changes in market interest rates. There have been no material changes in these monthly simulations from the Company's results outlined in its form 10-K for year end December 31, 2001.


The Company enters into interest rate derivative contracts (interest rate swaps; interest rate floors; and interest rate caps) from time to time for asset liability management purposes. In the second quarter of 2001, the Company entered into a series of two year maturity interest rate swaps and floors and caps to limit the variability of the interest income of a pool of $700 million of its prime rate-based loans. In the fourth quarter of 2001, the Company entered into 10 year and 15 year maturity interest rate swaps in connection with $35 million of fixed rate certificates of deposits with comparable maturities, to effectively convert these deposits to variable rate liabilities indexed to LIBOR. In the second quarter of 2002, the Company entered into 10 year maturity interest rate swaps, in connection with the issuance of fixed rate subordinated debt with a comparable maturity, to effectively convert $105 million of the debt to a variable rate liability indexed to LIBOR. The notional amount of the derivative contracts totals $840 million at June 30, 2002.

The purpose of these contracts is to limit the volatility in the Company's net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company's overall asset liability risk. Management did not enter into these contracts for speculative purposes. Under SFAS No. 133, the Company has adopted hedge accounting for these contracts. The derivative contracts hedging the pool of prime rate-based loans are being accounted for as "cash flow hedges" under SFAS No. 133, whereby the net payments under the contracts are recorded in interest income and the change in valuation of the contracts should be recorded in "accumulated other comprehensive income (loss)" in total stockholders' equity. Changes in interest rates will impact the cash flows and valuation of the derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario. The derivative contracts hedging the fixed rate certificates of deposit and the fixed rate subordinated debt are accounted for as "fair value" hedges using the "short-cut method" under SFAS No. 133. Under the short-cut method, any changes in value of the hedged item is assumed to be exactly as much as the change in the value of the derivative contract. Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings.

Liquidity

Liquidity is a measure of the Company's ability to meet the needs of depositors, borrowers, and creditors at a reasonable cost and without adverse financial consequences. The Company has several liquidity measurements that are evaluated on a frequent basis. The Company has adequate sources of liquidity including the ability to attract deposits from businesses and individuals through its branches; brokered deposits from securities firms, cash flow from interest; prepayments and principal repayments on investment securities and loans; Securities Available for Sale, and the ability to borrow funds on a collateralized basis from the Federal Home Loan Bank and Federal Reserve discount window, repurchase agreements collateralized by securities with securities firms, and other sources. The management of balance sheet volumes, mixes and maturities enables the Company to maintain adequate levels of liquidity.

Capital

The Company is not aware of any current recommendations by the regulatory authorities that would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at June 30, 2002 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:


Holding Company Capital Ratios
                                                             Ratios at                  Minimum Regulatory
                                                           June 30, 2002          Guidelines for Well-Capitalized
                                                           -------------          -------------------------------
     Total Risk-Based Capital ..........................       12.80%                          10.0%
     Tier 1 Risk-Based Capital .........................        7.67%                           6.0%
     Tier 1 Leverage Ratio .............................        5.80%                           4.0%



Bank Capital Ratios
                                                             Ratios at                  Minimum Regulatory
                                                           June 30, 2002          Guidelines for Well-Capitalized
                                                           -------------          -------------------------------
     Total Risk-Based Capital ..........................       13.51%                          10.0%
     Tier 1 Risk-Based Capital .........................        8.45%                           6.0%
     Tier 1 Leverage Ratio .............................        6.37%                           4.0%


The issuance in 2002 of subordinated debt by the Bank, and the repurchase and redemption in 2002 of subordinated debt by the Company, reflected a strategy to increase total capital and the ratio of total capital to risk weighted assets; to reduce the amount of debt outstanding at the holding company; to decrease the average cost of subordinated debt; and to lengthen the average maturity of subordinated debt.

State of New Jersey Corporate Income Tax Legislation Approved in July of 2002

The State of New Jersey approved, in July of 2002, new tax legislation that changes the calculation of income taxes payable by corporations located in the state. Certain of these changes decrease the benefit of tax planning strategies used by corporations to reduce tax liability. Other changes include an alternative minimum tax.

The Company is reviewing its alternatives to minimize the effect of the new tax legislation. The Company believes that the net impact of the new legislation will not have a material impact on its future earnings or financial position.

Change in Independent Accountants

The Company announced, on May 22, 2002, that it had appointed Ernst & Young LLP and dismissed Arthur Andersen LLP as its independent accountants.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        A. The Annual Meeting of shareholders of Hudson United Bancorp was held April 17, 2002.

        B. The names of the directors who are nominees for election for the 2002 Annual Meeting and the names of the directors whose terms extend beyond the 2002 Annual Meeting are set forth in the tables below.

Nominees for the 2002 Annual Meeting:
        Bryant D. Malcolm
        W. Peter McBride
        Charles F.X. Poggi
        John H. Tatigian, Jr.

Directors whose terms extend beyond the 2002 Annual Meeting:
        Donald P. Calcagnini
        Kenneth T. Neilson
        David A. Rosow
        Robert J. Burke
        Joan David
        James E. Schierloh

        C. The following is a brief description as well as the tabulation of votes for each of the matters which were voted upon at the 2002 Annual Meeting:

             1. Election of the following four persons as directors of Hudson United Bancorp:

                  Director                     For           Authority Withheld
                  --------                     ---           ------------------

                  Bryant D. Malcolm         36,527,656           1,513,915
                  W. Peter McBride          36,731,772           1,309,799
                  Charles F.X. Poggi        36,532,324           1,509,248
                  John H. Tatigian, Jr.     36,649,648           1,391,924

             2. Approval of the Hudson United Bancorp 2002 Stock Option Plan with authority to grant options for up to 1,250,000 shares:

                     For                       Against        Authority Withheld
                     ---                       -------        ------------------

                  35,010,706                  2,645,582            385,266

             3.   No other matters were voted upon at the meeting.

Item 6: Exhibits and Reports on Form 8-K -

a.)     Exhibits

(99)    Additional Exhibits

        99.1    Certification of Chief Executive Officer Pursuant to U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2    Certification of Chief Financial Officer Pursuant to U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b.)     Current Reports on Form 8-K

1. Current Report on Form 8-K dated April 26, 2002. (Announcing that Hudson United Bancorp reported net income of $42.3 million for the quarter ended 3/31/02)

2. Current Report on Form 8-K dated April 18, 2002. (Announcing that Hudson United Bancorp declared a $0.28 per share dividend)

3. Current Report on Form 8-K dated May 2, 2002. (Announcing that Hudson United Bank issued $200 million of 7% subordinated debt)

4. Current Report on Form 8-K dated May 22, 2002. (Announcing the engagement of Ernst & Young, replacing Arthur Anderson as outside auditors)

5. Current Report on Form 8-K dated June 26, 2002. (Announcing the acquisition of certain assets and liabilities of Connecticut Bank of Commerce)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              Hudson United Bancorp




August 14, 2002                     /s/ KENNETH T. NEILSON
------------------         -----------------------------------------------------
Date                       Kenneth T. Neilson
                           Chairman, President and Chief Executive Officer




August 14, 2002                     /s/ WILLIAM A. HOULIHAN
------------------         -----------------------------------------------------
Date                       William A. Houlihan
                           Executive Vice President and Chief Financial Officer