Form 10-Q
period 2002-09-30
HUDSON UNITED BANCORP
filed 2002-11-13
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________ to_________________

                         Commission File Number 0-010699


                              HUDSON UNITED BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                                    22-2405746
-------------------------------          ---------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


1000 MacArthur Blvd, Mahwah, NJ                                        07430
-----------------------------------                                -------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 45,019,938 shares, no par value, outstanding as of November 7, 2002.

                              HUDSON UNITED BANCORP

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheets
        At September 30, 2002 and December 31, 2001 ....................   2

        Consolidated Statements of Income
        For the Three Months Ended
        September 30, 2002 and 2001.....................................   3

        Consolidated Statements of Income
        For the Nine Months Ended
        September 30, 2002 and 2001.....................................   4

        Consolidated Statements of Comprehensive Income
        For the Three Months Ended and Nine Months Ended
        September 30, 2002 and 2001.....................................   5

        Consolidated Statements of Changes in Stockholders' Equity
        For the Nine Months Ended
        September 30, 2002 and for the Year Ended December 31, 2001.....   6

        Consolidated Statements of Cash Flows
        For the Nine Months Ended
        September 30, 2002 and 2001.....................................   7

        Notes to Consolidated Financial Statements......................   8-16

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...................   17-25

Item 4. Controls and Procedures.........................................   25


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................   26
        Signatures......................................................   27
        Certifications..................................................   28-29


HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                                       September 30,        December 31,
(in thousands, except per share data)                                                           2002                2001
------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (primarily non-interest bearing) ............................    $   286,400         $   231,641
Federal funds sold and other ........................................................            262                 557
                                                                                         -----------         -----------
                                                 TOTAL CASH AND CASH EQUIVALENTS ....    $   286,662         $   232,198

Investment securities available for sale, at market value ...........................    $ 2,491,426         $ 1,408,510
($809,135 and $369,646 pledged  at September 30, 2002 and December 31, 2001 respectively)
Trading assets, at market value .....................................................           --               576,308
Assets held for sale (loans and other real estate owned) ............................            199              16,185

Loans and leases:
     Commercial and financial .......................................................      1,741,511           1,728,793
     Commercial real estate mortgages ...............................................        868,419             826,151
     Consumer .......................................................................      1,020,866             947,195
     Credit card ....................................................................        320,556             299,295
                                                                                         -----------         -----------
         Sub-total ..................................................................    $ 3,951,352         $ 3,801,434
     Residential mortgages ..........................................................        298,731             537,055
                                                                                         -----------         -----------
                                                          TOTAL LOANS AND LEASES ....    $ 4,250,083         $ 4,338,489
      Less Allowance for possible loan and lease losses .............................        (71,837)            (70,046)
                                                                                         -----------         -----------
                                                            NET LOANS AND LEASES ....    $ 4,178,246         $ 4,268,443

Premises and equipment, net .........................................................        102,920             115,273
Other real estate owned .............................................................          1,295               3,381
Goodwill..................... .......................................................         72,148              59,849
Core deposit intangibles, net of amortization .......................................         28,202              26,308
Investment in separate account bank owned life insurance ............................        135,296             129,375
Other assets ........................................................................        147,142             163,705
                                                                                         -----------         -----------
                                                                    TOTAL ASSETS ....    $ 7,443,536         $ 6,999,535
                                                                                         ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Noninterest bearing ............................................................    $ 1,246,682         $ 1,215,367
     NOW, money market and savings ..................................................      3,260,461           2,551,937
     Time deposits ..................................................................      1,826,168           2,216,241
                                                                                         -----------         -----------
                                                                  TOTAL DEPOSITS ....    $ 6,333,311         $ 5,983,545
Repurchase agreements ...............................................................        122,319             213,346
FHLB and other institutional borrowings .............................................         33,234              98,620
Other liabilities ...................................................................        105,524              71,820
Subordinated debt ...................................................................        292,200             123,000
Company-obligated mandatory redeemable preferred capital securities of three subsidiary trusts holding solely junior subordinated debentures
of the Company ......................................................................        120,300             125,300
                                                                                         -----------         -----------
                                                               TOTAL LIABILITIES ....    $ 7,006,888         $ 6,615,631
Stockholders' Equity:
  Common stock, no par value; authorized 103,000,000 shares; ........................         92,796              92,796
  52,186,866 shares issued and 45,119,938 shares outstanding in 2002 and
  52,186,866 shares issued and 45,814,227 shares outstanding in 2001
  Additional paid-in capital ........................................................        313,658             320,309
  Retained earnings .................................................................        162,100             104,570
  Treasury stock, at cost, 7,066,928 shares in 2002 and 6,372,639 shares in 2001 ....       (167,575)           (146,560)
  Restricted stock ..................................................................         (2,961)             (3,795)
  Accumulated other comprehensive income ............................................         38,630              16,584
                                                                                         -----------         -----------
                                                      TOTAL STOCKHOLDERS' EQUITY ....    $   436,648         $   383,904
                                                                                         -----------         -----------
                                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....    $ 7,443,536         $ 6,999,535
                                                                                         ===========         ===========

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                          Three Months Ended
                                                             September 30,
                                                         -----------------------
(in thousands, except per share data)                      2002           2001
                                                         --------       --------
INTEREST AND FEE INCOME:
Loans and leases ....................................    $ 74,204       $ 94,012
Investment securities ...............................      30,881         17,708
Other ...............................................       5,918          4,379
                                                         --------       --------
                        TOTAL INTEREST AND FEE INCOME    $111,003       $116,099
                                                         --------       --------
INTEREST EXPENSE:
Deposits ............................................    $ 24,206       $ 38,487
Borrowings ..........................................       1,571          1,742
Subordinated and other debt .........................       8,013          5,223
                                                         --------       --------
                               TOTAL INTEREST EXPENSE    $ 33,790       $ 45,452
                                                         --------       --------
                                  NET INTEREST INCOME    $ 77,213       $ 70,647
        PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES,
                                      PORTFOLIO LOANS       7,500          6,000
                                                         --------       --------
              NET INTEREST INCOME AFTER PROVISION FOR
                       POSSIBLE LOAN AND LEASE LOSSES    $ 69,713       $ 64,647
                                                         --------       --------
NONINTEREST INCOME:
Service fees ........................................    $  9,253       $  8,944
Credit card fee income ..............................       6,177          6,013
ATM and debit card fees .............................       1,971          1,782
Separate account bank owned life insurance income ...       1,980          2,042
Other income ........................................       7,773          8,637
Securities gains ....................................         117            388
Gain on assets held for sale ........................         175           --
                                                         --------       --------
                            TOTAL NONINTEREST INCOME     $ 27,446       $ 27,806
                                                         --------       --------
NONINTEREST EXPENSE:
Salaries and benefits ...............................    $ 25,183       $ 20,258
Occupancy expense ...................................       7,178          6,714
Equipment expense ...................................       4,811          4,692
Deposit and other insurance .........................         576            652
Outside services - data processing ..................       6,782          7,219
Outside services-other ..............................       5,765          6,050
Amortization of intangibles .........................       1,202            952
Amortization of goodwill ............................        --            2,837
Marketing expense ...................................       1,650          1,725
Telephone expense ...................................       1,491          2,370
Other expense .......................................       3,788          5,302
                                                         --------       --------
                            TOTAL NONINTEREST EXPENSE    $ 58,426       $ 58,771
                                                         --------       --------
                           INCOME BEFORE INCOME TAXES    $ 38,733       $ 33,682
                           PROVISION FOR INCOME TAXES      11,620          9,767
                                                         --------       --------
                                           NET INCOME    $ 27,113       $ 23,915
                                                         ========       ========
NET INCOME PER COMMON SHARE
Basic ...............................................    $   0.60       $   0.51
Diluted .............................................    $   0.60       $   0.51
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic ...............................................      45,131         46,462
Diluted .............................................      45,346         46,836

See Notes to Consolidated Financial Statements


HUDSON UNITED BANCORP
-----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                                    Year to Date
                                                                                    September 30,
                                                                             ------------------------
(in thousands, except per share data)                                          2002           2001
                                                                             --------        --------
INTEREST AND FEE INCOME:
Loans and leases ........................................................    $222,049        $299,757
Investment securities ...................................................      88,162          52,313
Other ...................................................................      16,484           6,871
                                                                             --------        --------
                                            TOTAL INTEREST AND FEE INCOME    $326,695        $358,941
                                                                             --------        --------
INTEREST EXPENSE:
Deposits ................................................................    $ 77,936        $122,899
Borrowings ..............................................................       4,921           7,344
Subordinated and other debt .............................................      19,750          15,663
                                                                             --------        --------
                                                   TOTAL INTEREST EXPENSE    $102,607        $145,906
                                                                             --------        --------
                                                      NET INTEREST INCOME    $224,088        $213,035
                            PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES,
                                                          PORTFOLIO LOANS      22,500          18,000
    PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES, ACCELERATED DISPOSITION      21,333            --
                                                                             --------        --------
                                   TOTAL PROVISION FOR POSSIBLE LOAN AND
                                                             LEASE LOSSES      43,833          18,000
                                                                             --------        --------
                                  NET INTEREST INCOME AFTER PROVISION FOR
                                           POSSIBLE LOAN AND LEASE LOSSES    $180,255        $195,035
                                                                             --------        --------
NONINTEREST INCOME:
Service fees ............................................................    $ 27,636        $ 26,560
Credit card fee income ..................................................      17,306          16,069
ATM and debit card fees .................................................       5,604           5,078
Separate account bank owned life insurance income .......................       5,921           2,466
Other income ............................................................      22,188          21,729
Securities gains ........................................................         519             805
Gain on assets held for sale ............................................         197            --
Dime merger termination payment .........................................      77,000            --
                                                                             --------        --------
                                                 TOTAL NONINTEREST INCOME    $156,371        $ 72,707
                                                                             --------        --------
NONINTEREST EXPENSE:
Salaries and benefits ...................................................    $ 71,272        $ 61,904
Occupancy expense .......................................................      21,805          21,190
Equipment expense .......................................................      15,229          14,136
Deposit and other insurance .............................................       1,748           1,860
Outside services - data processing ......................................      20,420          20,865
Outside services-other ..................................................      18,065          16,841
Amortization of intangibles .............................................       3,106           2,856
Amortization of goodwill ................................................        --             8,406
Marketing expense .......................................................       4,950           5,175
Telephone expense .......................................................       4,429           5,779
Expenses related to Dime termination payment ............................       8,293            --
Other expense ...........................................................      19,983          10,765
                                                                             --------        --------
                                                TOTAL NONINTEREST EXPENSE    $189,300        $169,777
                                                                             --------        --------
                                               INCOME BEFORE INCOME TAXES    $147,326        $ 97,965
                                               PROVISION FOR INCOME TAXES      52,395          28,723
                                                                             --------        --------
                                                               NET INCOME    $ 94,931        $ 69,242
                                                                             ========        ========
NET INCOME PER COMMON SHARE
Basic ...................................................................    $   2.10        $   1.47
Diluted .................................................................    $   2.09        $   1.46
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic ...................................................................      45,204          47,083
Diluted .................................................................      45,476          47,390

See Notes to Consolidated Financial Statements


HUDSON UNITED BANCORP
-----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                                                    Three Months Ended
                                                                                       September 30
                                                                                ---------------------------
(In thousands)                                                                    2002              2001
                                                                                ---------         ---------
                                                                  NET INCOME    $  27,113         $  23,915
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized securities gains arising during period ......................    $   4,390         $  24,790

Change in valuation of derivative contracts ................................        6,169             7,356

Less: reclassification for net gains included in net income ................          219               505
                                                                                ---------         ---------
Other comprehensive income .................................................    $  10,340         $  31,641
                                                                                ---------         ---------
                                                        COMPREHENSIVE INCOME    $  37,453         $  55,556
                                                                                =========         =========


                                                                                   Nine Months Ended
                                                                                      September 30
                                                                                ---------------------------
(In thousands)                                                                    2002              2001
                                                                                ---------         ---------
NET INCOME .................................................................    $ 94,931          $  69,242
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized securities gains arising during period ......................    $ 18,703          $  32,498

  Net unrealized holding losses from securities transferred from held to
    maturity to available for sale .........................................         --              (4,069)

Change in valuation of derivative contracts ................................           94             7,563

Less: reclassification for net (losses) gains included in net income .......       (3,249)              828
                                                                                ---------         ---------
Other comprehensive income .................................................    $  22,046         $  35,164
                                                                                ---------         ---------
COMPREHENSIVE INCOME .......................................................    $ 116,977         $ 104,406
                                                                                =========         =========

See Notes to Consolidated Financial Statements


HUDSON UNITED BANCORP
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except shares)

                                                                                                            Accumulated
                                           Common Stock       Additional                                       Other
                                      ---------------------    Paid-in-   Retained    Treasury  Restricted Comprehensive
                                        Shares       Amount    Capital    Earnings     Stock      Stock     Income (Loss)    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000 ....     47,964,579    $92,762   $322,131    $ 56,759   $ (92,293)  $(5,759)     $(5,127)     $368,473
====================================================================================================================================
Net income ......................           --         --         --        94,461        --        --           --          94,461
Cash dividends ..................           --         --         --       (47,410)       --        --           --         (47,410)
Stock options exercised .........        179,209       --       (1,762)       --         4,123                                2,361
Other transactions ..............        (77,331)        34        (60)        760        (734)     --           --            --
Purchase of treasury stock ......     (2,252,230)      --         --          --       (56,275)     --           --         (56,275)
Effect of compensation plans ....           --         --         --          --        (1,381)    1,964         --             583
Other comprehensive income ......           --         --         --          --          --        --         21,711        21,711
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001 ....     45,814,227    $92,796   $320,309    $104,570   $(146,560)  $(3,795)     $16,584      $383,904
====================================================================================================================================
Net income ......................           --         --         --        94,931        --        --           --          94,931
Cash dividends ..................           --         --         --       (37,401)       --        --           --         (37,401)
Stock options exercised .........        434,153                (6,651)       --        11,995      --           --           5,344
Purchase of treasury stock ......     (1,210,292)      --         --          --       (35,381)     --           --         (35,381)
Effect of compensation plans ....         81,850       --         --          --         2,371       834         --           3,205
Other comprehensive income ......           --         --         --          --          --        --         22,046        22,046
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002 ...     45,119,938    $92,796   $313,658    $162,100   $(167,575)  $(2,961)     $38,630      $436,648
====================================================================================================================================


See Notes to Consolidated Financial Statements


HUDSON UNITED BANCORP
-------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                              -------------------------------
                                                                                 2002                 2001
                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ............................................................    $    94,931         $    69,242
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Provision for possible loan and lease losses .....................         43,833              18,000
        Provision for depreciation and amortization ......................         22,922              23,699
        Amortization of investment security premiums, net ................          2,512               2,199
        Securities gains .................................................           (519)               (805)
        Loss on sales of premises and equipment ..........................            280                  76
        Increase in other assets .........................................        (18,832)           (119,160)
        (Decrease)increase in other liabilities ..........................         33,704              24,590
                                                                              -----------         -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ......................    $   178,831         $    17,841
                                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investment securities:
     Available for sale ..................................................    $   729,777         $   403,549
   Proceeds from repayments and maturities of investment securities:
     Available for sale ..................................................        473,573             402,634
   Purchases of investment securities:
     Available for sale ..................................................     (1,574,603)         (1,174,559)
   Net (increase) decrease in loans other than purchases and sales .......        (40,208)            590,864
   Proceeds from sales of loans ..........................................         34,344                --
   Acquisition of credit card assets .....................................        (34,914)           (160,342)
   Proceeds from sales of premises and equipment .........................          1,004               1,464
   Purchases of premises and equipment ...................................         (5,541)             (7,482)
   Decrease (increase) in other real estate ..............................          2,086              (1,743)
                                                                              -----------         -----------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ............    $  (414,482)        $    54,385
                                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ..............................................    $   349,766         $    88,685
   Net decrease in borrowings ............................................       (156,413)           (146,807)
   Redemption of debt  securities ........................................        (35,800)               --
   Proceeds from issuance of debt securities .............................        200,000                --
   Proceeds from issuance of Common stock ................................                             1,863
   Proceeds from exercise of stock options ...............................          5,344
   Cash dividends ........................................................        (37,401)            (35,119)
   Acquisition of treasury stock .........................................        (35,381)            (45,499)
                                                                              -----------         -----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ............    $   290,115         $  (136,877)
                                                                              -----------         -----------

          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............    $    54,464         $   (64,651)
            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............        232,198             295,539
                                                                              -----------         -----------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................    $   286,662         $   230,888
                                                                              ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
   Interest ..............................................................    $   100,699         $   145,000
   Taxes .................................................................             75                 346
 Noncash Transactions:
   Residential mortgages exchanged for mortgage-backed securities.........        103,128             335,676
   Securities Transferred from Held to Maturity to
     Available for Sale ..................................................           --               520,192

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

Reclassification of Certain Assets, Revenues and Expenses

Assets previously classified by the Company as Commercial and Industrial Loans were reclassified as of June 30, 2002 and December 31, 2001 as Investment Securities Available for Sale. These assets were $116.1 million at June 30, 2002 and $106.1 million at December 31, 2001.

Certain assets previously classified by the Company as part of "other assets"; certain revenues previously classified as part of "other income"; and certain expenses previously classified as part of "other expense" have been listed as separate line items in the Consolidated Balance Sheet and in the Consolidated Statements of Income.

In addition, certain one-time expenses totaling $21.5 million, classified by the Company in the first quarter of 2002 as "Effect of merger resolution", have been reclassified by the Company in the first nine months of 2002 to "Expenses related to Dime termination payment" of $8.3 million, and the remaining $13.2 million was reclassified into other expense categories. The $13.2 million was reclassified as follows: $0.2 million to salaries and benefits, $1.3 million to occupancy expenses, $1.1 million to equipment expense, $0.2 million to outside services-other and $10.4 million to other expenses.

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

A reconciliation of weighted average common shares outstanding to weighted average shares outstanding assuming dilution follows (in thousands, except per share data):

ACTUAL                                                                 Three Months Ended
------                                                                   September 30,
                                                                    ----------------------
                                                                      2002          2001
                                                                    -------        -------
Basic Earnings Per Share
Net Income .....................................................    $27,113        $23,915
Weighted average common shares outstanding .....................     45,131         46,462
Basic earnings per share .......................................    $  0.60        $  0.51
Diluted Earnings Per Share
Net Income .....................................................    $27,113        $23,915
Weighted average common shares outstanding .....................     45,131         46,462
Effect of dilutive securities:
 Stock options .................................................        215            374
                                                                    -------        -------
Weighted average common shares outstanding assuming dilution ...     45,346         46,836
Diluted earnings per share .....................................    $  0.60        $  0.51



ACTUAL                                                                 Nine Months Ended
------                                                                   September 30,
                                                                    ----------------------
                                                                     2002            2001
                                                                    -------        -------
Basic Earnings Per Share
Net Income .....................................................    $94,931        $69,242
Weighted average common shares outstanding .....................     45,204         47,083
Basic earnings per share .......................................    $  2.10        $  1.47
Diluted Earnings Per Share
Net Income .....................................................    $94,931        $69,242
Weighted average common shares outstanding .....................     45,204         47,083
Effect of dilutive securities:
 Stock options .................................................        272            307
                                                                    -------        -------
Weighted average common shares outstanding assuming dilution ...     45,476         47,390
Diluted earnings per share .....................................    $  2.09        $  1.46



OPERATING BASIS (1)
-------------------
                                                                      Nine Months Ended
                                                                         September 30,
                                                                    ----------------------
                                                                     2002           2001
                                                                    -------        -------
Basic Earnings Per Share
Net Income .....................................................    $77,715        $69,242
Weighted average common shares outstanding .....................     45,204         47,083
Basic earnings per share .......................................    $  1.72        $  1.47
Diluted Earnings Per Share
Net Income .....................................................    $77,715        $69,242
Weighted average common shares outstanding .....................     45,204         47,083
Effect of dilutive securities:
 Stock options .................................................        272            307
                                                                    -------        -------
Weighted average common shares outstanding assuming dilution ...     45,476         47,390
Diluted earnings per share .....................................    $  1.71        $  1.46

----------
(1) 2002 figures exclude $77 million cash payment received from Dime representing the final termination payment relating to the uncompleted merger of the Company and Dime, $21.5 million of one-time expenses resulting from the merger resolution and other charges, and an additional $21.3 million provision for possible loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

NOTE C - ACQUISITIONS

The Company announced, on June 26, 2002, a purchase and assumption transaction with the FDIC as the receiver for the failed Connecticut Bank of Commerce ("the CBC transaction"). The Company in this transaction, assumed certain insured deposits and consumer loans, along with an option to purchase two branches in Connecticut and to lease two branches in New York City and one in Connecticut. Subsequently, the Bank has put back the consumer loans, purchased the two Connecticut branches and assumed the leases of the two branches in New York City and the one branch in Connecticut. The Bank paid an acquisition premium of $17.3 million to the FDIC in this transaction. The final determination of the breakdown of the premium between goodwill and core deposit intangibles has not yet been made. This is due to the time needed to analyze the deposits and related customer relationships acquired in the CBC transaction. However a preliminary assessment of $5 million of core deposit intangibles has been made as of September 30, 2002.

During the nine months of 2002 the Company paid total consideration of $34.9 million for $37.3 million of credit card receivables, with an associated discount of $1.8 million.

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

NOTE D - INVESTMENT SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale at the dates indicated (in thousands):

                                                                              September 30, 2002
                                                        ----------------------------------------------------------------------
                                                                                Gross Unrealized                    Estimated
                                                          Amortized        -------------------------------           Market
                                                           Cost              Gains              (Losses)              Value
                                                        -----------        -----------         -----------         -----------
Available for Sale
U.S. Government securities/agencies ................    $    91,028        $       148         $        (1)        $    91,175
Mortgage-backed securities .........................      1,627,598             33,652                (919)          1,660,331
Asset backed and corporate securities ..............        664,334             13,073             (12,501)            664,906
Obligations of states and political subdivisions ...         44,110                672                --                44,782
FHLB stock .........................................         14,214               --                  --                14,214
Common stocks ......................................         11,670              4,508                (160)             16,018
                                                        -----------        -----------         -----------         -----------
                                                        $ 2,452,954        $    52,053         $   (13,581)        $ 2,491,426
                                                        ===========        ===========         ===========         ===========

                                                                               December 31, 2001
                                                        ----------------------------------------------------------------------
                                                                                Gross Unrealized                    Estimated
                                                          Amortized        -------------------------------           Market
                                                           Cost              Gains              (Losses)              Value
                                                        -----------        -----------         -----------         -----------
Available for Sale
U.S. Government securities .........................    $    12,904        $       147         $      --           $    13,051
Mortgage-backed securities .........................      1,032,993             14,670              (1,068)          1,046,595
Asset backed and corporate securities ..............        276,860                314                 (31)            277,143
Obligations of states and political subdivisions ...         26,992                363                  (6)             27,349
FHLB stock .........................................         21,877               --                  --                21,877
Common stocks ......................................         22,571                614                (690)             22,495
                                                        -----------        -----------         -----------         -----------
                                                        $ 1,394,197        $    16,108         $    (1,795)        $ 1,408,510
                                                        ===========        ===========         ===========         ===========


The following table summarizes trading assets at December 31, 2001:
(in thousands)

                                                      Estimated
                                                        Market
                                                        Value
                                                      ---------
Trading Asset Portfolio
Mortgage-backed securities ........................   $ 575,007
Other debt securities .............................       1,301
                                                      ---------
                                              Total   $ 576,308
                                                      =========

These assets were subsequently sold in January 2002.

Investment securities with a market value of $809,135 at September 30, 2002 and $369,646 at December 31, 2001 were principally pledged as collateral for public sector deposits and customer repurchase agreements, in addition to borrowings from the Federal Home Loan Bank and other counterparties.

NOTE E - SUBORDINATED DEBT

In January, 1994, the Company sold $25.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2004, bear interest at a fixed rate of 7.75% per annum payable semi-annually. The Company repurchased $7.8 million of this debt during the second quarter of 2002.

In March 1996, Jeff Banks, Inc. issued $23.0 million aggregate principal amount of subordinated debentures which mature in 2006 and bear interest at a fixed interest rate of 8.75% per annum payable semi-annually. The Company acquired JeffBanks, Inc. in 1999. These notes were redeemable at the option of the Company, in whole or in part, at any time after April 1, 2001, at their stated principal amount plus accrued interest, if any. On January 7, 2002, the Company announced redemption of this issue. The notes were redeemed in February 2002.

In September 1996, the Company sold $75 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at a fixed interest rate of 8.20% per annum payable semi-annually.

On May 6, 2002, Hudson United Bank issued $200 million of 7.00% subordinated notes due May of 2012. Interest on the note is payable semi-annually,

NOTE F -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF THREE SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

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

On February 5, 1997, Jeff Banks, Inc. placed $25.0 million in aggregate liquidation amount of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $25.3 million principal amount of 9.25% Junior Subordinated Deferrable Debentures due 2027 of the Company. The 9.25% Trust Capital Securities became redeemable by the Company on March 31, 2002. At this time the Company does not plan to redeem this issue but will review the decision on an ongoing basis.

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

                                                                                         Three-Months Ended
                                                                                         September 30, 2002
                                                                             --------------------------------------------
                                                                             Before tax      Tax Benefit       Net of Tax
                                                                               amount         (Expense)          Amount
                                                                             ----------      -----------       ----------
Unrealized net security gains arising during the period ....................  $  6,900         $ (2,510)        $  4,390

Change in valuation of derivative contracts ................................    10,430           (4,261)           6,169
Less: reclassification adjustment for net gains realized in net
  income....................................................................       371             (152)             219
                                                                              --------         --------         --------
Net change during period ...................................................  $ 16,959         $ (6,619)        $ 10,340
                                                                              ========         ========         ========

                                                                                         Three Months Ended
                                                                                         September 30, 2001
                                                                             --------------------------------------------
                                                                             Before tax      Tax Benefit       Net of Tax
                                                                               amount         (Expense)          Amount
                                                                             ----------      -----------       ----------
Unrealized net security gains arising during the period ....................  $ 42,047         $(17,257)        $ 24,790

Change in valuation of derivative contracts ................................    12,436           (5,080)           7,356
Less: reclassification adjustment for net gains realized in net
  income....................................................................       854             (349)             505
                                                                              --------         --------         --------
Net change during period ...................................................  $ 53,629         $(21,988)        $ 31,641
                                                                              ========         ========         ========

                                                                                         Nine-Months Ended
                                                                                         September 30, 2002
                                                                             --------------------------------------------
                                                                             Before tax      Tax Benefit       Net of Tax
                                                                               amount         (Expense)          Amount
                                                                             ----------      -----------       ----------
Unrealized net security gains arising during the period ....................  $ 28,568         $ (9,865)        $ 18,703

Change in valuation of derivative contracts ................................       160              (66)              94
Less: reclassification adjustment for net gains realized in net
  income....................................................................    (5,492)           2,243           (3,249)
                                                                              --------         --------         --------
Net change during period ...................................................  $ 34,220         $(12,174)        $ 22,046
                                                                              ========         ========         ========

                                                                                          Nine Months Ended
                                                                                          September 30, 2001
                                                                             --------------------------------------------
                                                                             Before tax      Tax Benefit       Net of Tax
                                                                               amount         (Expense)          Amount
                                                                             ----------      -----------       ----------
Unrealized net security gains arising during the period ....................  $ 54,997         $(22,499)        $ 32,498
Unrealized net security holding loss arising from securities
  transferred from held to maturity to available for sale ..................    (6,782)           2,713           (4,069)
Change in valuation of derivative contracts ................................    12,786           (5,223)           7,563
Less: reclassification adjustment for net gains realized in net
  income ...................................................................     1,401             (573)             828
                                                                              --------         --------         --------
Net change during period ...................................................  $ 59,600         $(24,436)        $ 35,164
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

The FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" during 2001. Under this standard, intangible assets must continue to be amortized, but goodwill is no longer amortized starting January 1, 2002. Goodwill that is determined to be impaired must be written-off when that determination is made. The Company has concluded as of September 30, 2002 that no impairment charge is currently required. The Company is required to perform an impairment test of its goodwill on at least an annual basis. Core deposit intangibles, with a carrying value of $28.2 million at September 30, 2002, and original amortization periods of ten years, are being amortized and the related amortization expense for the third quarter of 2002 was $1.2 million and for the first nine months of 2002 was $3.1 million. Goodwill, with a carrying value of $72.1 million at September 30, 2002, is no longer being amortized beginning January 1, 2002. The carrying values for goodwill and core deposit intangibles reflect the premium paid in the CBC transaction. Amortization of goodwill was $2.8 million in the third quarter of 2001, $8.4 million in the first nine months of 2001 and $11.2 million for all of 2001 (see footnote I for additional details).

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

The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2002. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of as well as establishing criteria for both long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. The Company expects that the adoption of this statement will have no material effect on its operations.

The FASB issued SFAS No. 145, which was a rescission of SFAS No. 4, 44 and 64, amendment of SFAS No. 13 and technical corrections in April 2002. The amendment to SFAS No. 13 requires that lease modifications be accounted for in the same manner as sale-leaseback transactions. The Company expects that the adoption of this statement will have no material effect on its operations.

The FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities in June of 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company expects that the adoption of this statement will have no material effect on its operations. The Company expects that the adoption of this statement will have no material effect on its operations.


The FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" on October 1, 2002. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. SFAS No. 147 is an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 and provides guidance and clarification as to the treatment of certain types of acquisitions. The Company expects that the adoption of this statement will have no material effect on its operations.

NOTE I:

Core deposit intangibles (including an estimate of the premium paid in the CBC transaction) is as follows for the periods indicated ($ in thousands):

                               Gross Carrying   Accumulated       Net Carrying
At September 30, 2002             Amount        Amortization         Amount
---------------------          --------------   ------------      ------------

Core deposit intangibles .....   $ 42,899         $ 14,697          $ 28,202
                                 --------         --------          --------


                               Gross Carrying   Accumulated       Net Carrying
At December 31, 2001              Amount        Amortization         Amount
--------------------           --------------   ------------      ------------

Core deposit intangibles .....   $ 37,899         $ 11,591          $ 26,308
                                 --------         --------          --------

The following is the estimated amortization expense on core deposit intangibles (including the potential impact from the CBC transaction) for the years indicated ($ in thousands):

                     2002 ...................  $ 4,809
                     2003 ...................    4,809
                     2004 ...................    4,809
                     2005 ...................    4,809
                     2006 ...................    4,809

The following table discloses the effect on net income and earnings per share of excluding amortization expense on goodwill for the 2001 periods indicated
($ in thousands, except per share amounts)

                                               Three months ended September 30
                                               -------------------------------
                                                   2002              2001
                                                ----------        ----------
Reported net income ........................    $   27,113        $   23,915
Goodwill amortization ......................          --               2,407
                                                ----------        ----------
     Adjusted net income ...................    $   27,113        $   26,322
                                                ==========        ==========

Basic earnings per share ...................    $     0.60        $     0.51
Goodwill amortization ......................          --                0.06
                                                ----------        ----------
     Adjusted basic earnings per share .....    $     0.60        $     0.57
                                                ==========        ==========

Diluted earnings per share .................    $     0.60        $     0.51
Goodwill amortization ......................          --                0.05
                                                ----------        ----------
     Adjusted diluted earnings per share ...    $     0.60        $     0.56
                                                ==========        ==========


                                               Nine months ended September 30
                                               ------------------------------
                                                   2002              2001
                                                ----------        ----------
Reported net income ........................    $   94,931        $   69,242
Goodwill amortization ......................          --               7,153
                                                ----------        ----------
     Adjusted net income ...................    $   94,931        $   76,395
                                                ==========        ==========
Basic earnings per share ...................    $     2.10        $     1.47
Goodwill amortization ......................          --                0.15
                                                ----------        ----------
     Adjusted basic earnings per share .....    $     2.10        $      1.62
                                                ==========        ==========

Diluted earnings per share .................    $     2.09        $     1.46
Goodwill amortization ......................          --                0.15
                                                ----------        ----------
     Adjusted diluted earnings per share ...    $     2.09        $     1.61
                                                ==========        ==========

The Company has not yet finalized the breakdown of the premium paid in the CBC transaction. This is due to the time needed to analyze the deposits and related customer relationships acquired in the CBC transaction. The estimated impact of the transaction is included in the above tables. In the third quarter of 2002, the Company did record $250 thousand of expense to amortization of intangibles to reflect the potential quarterly core deposit amortization expense for the transaction. The Company expects to make a final assessment by December 31, 2002.

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


STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document, both in the Management Discussion & Analysis and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "consider", "may", "will", or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, changes in interest rates, changes in economic conditions especially as they have been affected by recent developments, deposit and loan volume trends, continued levels of loan quality, trends in loan loss provisions, changes in relationships with customers, failure to realize expected cost savings or revenue enhancements from changes in business models and acquisitions, and the effects of legal, tax and regulatory provisions applicable to the Company and its competitors. The Company assumes no obligation for updating any such forward-looking statements at any time. Information on potential factors that could cause the Company's financial results to differ from the forward-looking statements also is included from time to time in the Company's public reports filed with the SEC, including in our Form 10-K for the year ending December 31, 2001.


RESULTS OF OPERATIONS

OVERVIEW

The Company had net income of $27.1 million, or $0.60 per diluted share, for the third quarter of 2002 compared to $23.9 million, or $0.51 per diluted share for the comparable period in 2001. Net income as reported for the first nine months of 2002 was $94.9 million or $2.09 per diluted share. Operating earnings (as defined in the next paragraph below) for the first nine months of 2002 were $77.7 million, or $1.71 per diluted share, compared to net income of $69.2 million, or $1.46 per diluted share, for the comparable period in 2001.

Operating earnings for the first nine months of 2002 exclude the $77 million cash payment received from Dime Bancorp, Inc. ("Dime") on January 7, 2002, representing the final termination payment relating to the uncompleted merger of the Company and Dime. Operating earnings for the first nine months of 2002 also excludes $21.5 million of one time expenses resulting from the merger resolution and other charges ($8.3 million in expenses directly related to the Dime termination payment and other expenses including, $0.2 million in salaries and benefits, $1.3 million in occupancy expenses, $1.1 million in equipment expenses, $0.2 million in expenses classified as outside services - other, and $10.4 million in other expense) and an additional $21.3 million provision for possible loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

The Company's return on average equity was 25.43% and return on average assets was 1.45% for the third quarter of 2002. The net interest margin was 4.60%, noninterest income as a percent of net revenue was 26%, and the efficiency ratio was 54.22%, based on the Company's net income for the third quarter 2002. The Company's return on average equity and return on average assets, as reported, for the nine months ended September 30, 2002 were 31.56% and 1.78% respectively. On an as reported basis the net interest margin was 4.69%, noninterest income as a percent of net revenue was 41.0% and the efficiency ratio was 48.52% for year to date September 30, 2002. For the nine months ended September 30, 2002 the Company's operating return on average equity was 25.84% and operating return on average assets was 1.45%. The net interest margin was 4.69%, operating noninterest income as a percent of net revenue was 26%, and the operating efficiency ratio was 53.71%, based on the Company's operating earnings for the nine months ended September 30, 2002.

NET REVENUE

Net revenue, which is the sum of net interest income and noninterest income, was $104.7 million for the third quarter of 2002. This was comprised of net interest income of $77.2 million and noninterest income of $27.4 million. Net revenue for the third quarter of 2002 increased by $6.2 million or 6.3% compared to the third quarter of 2001, due to an increase in net interest income. Net revenue, as reported, for the first nine months of 2002 was $380.5 million as compared to $285.7 million for the same period in 2001. The increase of $94.8 million was due in most part to the $77 million Dime payment supplemented by increases in net interest income and noninterest income. Net revenue, on an operating basis, for the first nine months of 2002 was $303.5 million, with net interest income of $224.1 million and noninterest income of $79.4 million. Operating net revenue for the first nine months of 2002 increased by 6.2% compared to the first nine months of 2001, due to increases in net interest income and noninterest income.

NET INTEREST INCOME

Net interest income for the third quarter of 2002 was $77.2 million and the net interest margin was 4.60%. Net interest income was $70.6 million with a net interest margin of 4.57% for the comparable third quarter of 2001. Net interest income increased by $6.6 million or 9.3% compared to the third quarter of 2001. This increase resulted primarily from a higher level of average interest earning assets and a more favorable deposit mix, with an increase in NOW, money market and savings deposits and a decrease in higher cost time deposits. Net interest income for the first nine months of 2002 was $224.1 million and the net interest margin was 4.69%, compared to the net interest income of $213.0 million and a net interest margin of 4.71% for the first nine months of 2001. Net interest income increased over this time period primarily due to an increase in the Company's average earning assets along with the previously mentioned more favorable deposit mix.

NONINTEREST INCOME (excluding security gains (losses))

Noninterest income was $27.3 million for the third quarter of 2002. This represented a decrease of $0.1 million compared to $27.4 million of noninterest income in the third quarter of 2001. The comparable quarter a year ago included certain one time revenue items. Noninterest income as reported was $155.9 million at September 30, 2002 compared to $71.9 million at September 30, 2001. The increase resulted primarily from the recognition of the $77.0 million Dime merger termination payment. Operating noninterest income was $78.9 million for the nine months ended September 30, 2002 compared to $71.9 million for the comparable period in 2001. The increase from 2001 to 2002 was due to increases in service and other fees collected and earnings on bank owned life insurance.

NONINTEREST EXPENSE

Noninterest expense was $58.4 million for the third quarter of 2002 compared to $58.8 million for the comparable period in 2001. Noninterest expense as reported was $189.3 million for the nine months ended September 30, 2002 compared to $169.8 million for the nine months ended September 30, 2001. The increase in noninterest expense in the nine months ended September 30, 2002, resulted mainly from $21.5 million of one time expenses resulting from merger resolution and other charges. Operating noninterest expense for the nine months ended September 30, 2002 was $167.8 million compared to $169.8 million for the same period in 2001. The flat noninterest expense for the third quarter and the decrease in operating noninterest expense year to date was due primarily to the Company no longer amortizing goodwill due to the adoption of FASB 142, partially offset by increased compensation and other expenses relating to business development initiatives and expanded infrastructure to support the Company's business lines.

The efficiency ratio was 54.22% for the third quarter of 2002 and 55.19% for the third quarter of 2001. The favorable variance in 2002 was due to higher net revenue in 2002 when compared to the same period in 2001. The efficiency ratio as reported for the first nine months of 2002 was 48.52% compared to 54.96% for the comparable period in 2001. The favorable efficiency ratio was mainly due to the recognition of the $77.0 million Dime merger termination payment. On an operating basis, the efficiency ratio was 53.71%for the first nine months of 2002 compared to 54.96% for 2002.

INCOME TAXES

The Company's effective tax rate for the three months ended September 30, 2002 was 30.0% compared to 29.0% for the same period in 2001. The lower effective tax rate in 2001 was primarily the result of the utilization of tax losses generated by sales of securities in 2000 which were part of the Company's balance sheet restructuring. The Company's year to date effective tax rate in 2002, as reported, was 35.6% compared to a rate of 29.3% for 2001. The increase over the prior year is primarily due to the tax provision on the Dime merger termination payment received in 2002 and the utilization of the aforementioned tax losses in 2001. The Company's year to date tax rate on operating earnings was 31.3%. The higher 2002 rate was primarily due to the impact of the previously mentioned tax losses in 2001. The Company's lower effective tax rate in the most recent quarter, compared to the first two quarters of 2002, was the result of several factors. One factor was the Company's investment in lower yielding but tax advantaged securities purchased during 2002. Other factors included an updated assessment of all the Company's tax preference income, reserves and related liabilities, completed in conjunction with the filing of the Company's 2001 tax returns in the third quarter of 2002 and the absence of the tax provision related to the Dime termination payment. The third quarter effective tax rate also reflected an expected increase in the Company's alternative minimum tax payments as a result of State of New Jersey tax legislation enacted in the third quarter of 2002.

PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES AND ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

Introduction

The provision for possible loan and lease losses, portfolio loans was $7.5 million for the third quarter of 2002 and $6.0 million for the third quarter of 2001. The provision for possible loan and lease losses, portfolio loans was $22.5 million for the first nine months of 2002 and $18.0 million for the first nine months of 2001. The higher provisions in 2002 compared to 2001 reflect the level of net charge-off and the current uncertain economic environment. The total provision for possible loan and lease losses was $43.8 million for nine months ended September 30, 2002, which included a $21.3 million provision for the accelerated disposition of certain commercial and industrial loans in the quarter ended March 31, 2002.

The Allowance for Possible Loan and Lease Losses ("the Allowance") was $71.8 million at September 30, 2002 and $70.0 million at December 31, 2001. The Allowance at September 30, 2002 represented 420% of nonperforming loans and 1.69% of total loans. The Allowance at year-end 2001 represented 158 % of nonperforming loans and 1.61 % of total loans.

The determination of the adequacy of the Allowance and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a monthly basis. Methodology employed for assessing the adequacy of the Allowance consists of the following:

     o the establishment of reserve amounts for all specifically identified criticized loans, including those acquired in business combinations, that have been designated as requiring attention by management.

     o the establishment of reserves for pools of homogenous types of loans both subject and not subject to specific review, including 1-4 family residential mortgages, consumer loans and leases, and credit card portfolios, based upon historical loss rates.

Consideration is also given to the changed risk profile brought about by business combinations, knowledge about customers, industries, the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company's lending staff, underwriting policies, loss histories, delinquency trends, nature of economic and business conditions, and any concentration in the portfolio including real estate related loans located in the northeastern part of the United States. Since many of the loans depend upon the sufficiency of real estate collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss. Other evidence used to determine the amount of the Allowance and its components are as follows:

     o    regulatory and other examinations

     o    the amount and trend of criticized loans

     o    peer comparisons with other financial institutions

     o opportunities to dispose of marginally performing loans for cash consideration

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at September 30, 2002.


Non Performing Loans and Non Performing Assets

At September 30, 2002, non-performing loans totaled $17.1 million, a decrease of $27.4 million when compared to $44.5 million at December 31, 2001. Non-performing assets were $18.4 million and $47.9 million at September 30, 2002 and December 31, 2001, respectively. The decline in nonperforming loans and nonperforming assets was primarily due to sales, in the first quarter of 2002, of nonperforming loans designated as held for sale at December 31, 2001, and charge offs to facilitate the accelerated disposition of other nonperforming loans.

The following table presents the composition of non-performing assets and selected asset quality ratios at the dates indicated: (in thousands)

                                                               September 30, 2002   December 31, 2001
                                                               ------------------   -----------------
Nonaccrual Loans:
   Commercial ................................................        $ 6,994             $17,837
   Real Estate ...............................................          8,833              25,598
   Consumer ..................................................          1,275               1,034
                                                                      -------             -------
     Total Nonaccrual Loans ..................................        $17,102             $44,469
Other Real Estate Owned ......................................          1,295               3,381
                                                                      -------             -------
      Total Nonperforming Assets .............................        $18,397             $47,850
                                                                      =======             =======

Nonaccrual Loans  to Total Loans and Leases ..................           0.40%               1.02%
Allowance for Loan and Lease Losses to Nonperforming Loans ...            420%                158%


Loans Past Due 90 Days and Still Accruing

The following table shows loans past due 90 days or more and still accruing, along with the applicable asset quality ratio: (in thousands)

                                                                September 30, 2002   December 31, 2001
                                                                ------------------   -----------------
Loans Past Due 90 Days or More and Accruing
      Commercial ............................................         $ 2,269             $ 2,600
      Real Estate ...........................................           7,322               6,053
      Consumer ..............................................           2,165               3,287
      Credit card ...........................................           8,512               9,068
                                                                      -------             -------
          Total Past Due Loans ..............................         $20,268             $21,008
                                                                      =======             =======

As a percent of Total Loans and Leases ......................            0.48%               0.48%

Allowance for Possible Loan and Lease Losses

The following table presents the activity in the allowance for possible loan and lease losses for the periods indicated:

                                                                                Summary of Activity in the Allowance
                                                                                         By Loan Category
                                                                              ---------------------------------------
                                                                              Nine Months Ended        Year Ended
                                                                              September 30, 2002    December 31, 2001
                                                                              ------------------    -----------------
(Dollars in thousands)
Amount of Loans and Leases Outstanding at Period End ........................    $ 4,250,083          $ 4,338,489
                                                                                 ===========          ===========

Daily Average Amount of Loans and Leases Outstanding ........................    $ 4,295,862          $ 4,793,998
                                                                                 ===========          ===========

Allowance for Loan and Lease Losses

Balance at beginning of the period ..........................................    $    70,046          $    95,180
Loans charged off:
     Real estate ............................................................         (1,743)              (6,851)
     Commercial .............................................................         (8,064)             (21,323)
     Consumer ...............................................................        (20,011)             (33,584)
Accelerated disposition (1) .................................................        (21,333)                --
Assets held for sale (2) ....................................................           --                (10,147)
                                                                                 -----------          -----------
          Total loans charged off ...........................................    $   (51,151)         $   (71,905)
                                                                                 -----------          -----------

Recoveries:
     Real estate ............................................................            756                  935
     Commercial .............................................................          3,203                1,625
     Consumer ...............................................................          4,723                5,353
                                                                                 -----------          -----------
          Total recoveries ..................................................    $     8,682          $     7,913
                                                                                 -----------          -----------

Net loans charged off .......................................................    $   (42,469)         $   (63,992)

Provision for possible loan and lease losses, portfolio loans ...............         22,500               24,000
Provision for possible loan and lease losses, accelerated disposition (1) ...         21,333
Provision for possible loan and lease losses, assets held for sale (2) ......                              10,147
                                                                                 -----------          -----------
Total provision for possible loan and lease losses ..........................    $    43,833          $    34,147
Net change in acquired reserves of credit card portfolios ...................            427                4,711
                                                                                 -----------          -----------
Balance at end of period ....................................................    $    71,837          $    70,046
                                                                                 ===========          ===========

Allowance for Loan and Lease Losses to Total Loans and Leases ...............           1.69%                1.61%
                                                                                 ===========          ===========

Annualized provision for possible loan and lease losses, portfolio loans
  as a percentage of average loans and leases outstanding ...................           0.70%                0.50%
                                                                                 ===========          ===========

Annualized net loans charged off during period to average loans and
  leases outstanding ........................................................           1.32%                1.33%
                                                                                 ===========          ===========

----------

(1) Relates primarily to the planned accelerated disposition of certain nonperforming commercial and industrial loans at March 31, 2002.

(2) The writedown of assets held for sale in 2001 pertained to the disposal of $16.2 million of non-accrual loans in 2002.

FINANCIAL CONDITION

Loan and lease categories consisting of commercial and financial; commercial real estate; consumer; and credit card loans totaled $4.0 billion at September 30, 2002, compared to $3.8 billion at December 31, 2001. These four categories, which exclude residential mortgages, represented 93% of loans and leases at September 30, 2002, an increase from 88% of loans and leases at December 31, 2001. The loan to deposit ratio at September 30, 2002 was 67%. Residential mortgage loans decreased by $238.3 million to $298.7 million at September 30, 2002, as compared to December 31, 2001. The decrease resulted from prepayments throughout the year and a transfer of assets from the loan portfolio to the investment portfolio. The transfer occurred due to an exchange of $118.0 million of residential mortgage loans for mortgage backed securities, backed by the same loans completed with Fannie Mae in the third quarter of 2002. In addition, $14.6 million of performing mortgage assets were also sold in the third quarter of 2002. Included in the loan portfolio are certain auto leases with a total residual value of $60.2 million at September 30, 2002. These residual values are guaranteed by a third party ,and the guarantee is also supported by collateral up to a certain amount. The auto leases were originated in 2001. The Company believes that the residual values are properly recorded as of September 30, 2002.

Total investment securities were $2.5 billion at September 30, 2002, compared to $2.0 billion at December 31, 2001. The increase in investment securities resulted primarily from the investment of cash received from increased deposits and subordinated debt borrowings, as described later in this section, and the previously mentioned mortgage exchange completed with Fannie Mae in the third quarter of 2002. Investment securities pledged as collateral for public sector deposits, borrowings and other purposes increased by $439.5 million in the first nine months of 2002. Investment securities designated as trading assets of $576 million at December 31, 2001 were sold in January 2002. The proceeds from the sales were invested in securities with shorter average lives and durations and resultant lower current yields than the securities that were sold. The Company had no trading assets as of September 30, 2002.

The Company's total assets were $7.4 billion at September 30, 2002, compared to $7.0 billion at year-end 2001.

Total deposits were $6.3 billion at September 30, 2002, compared to $6.0 billion at December 31, 2001. The increase in total deposits was primarily due to an increase in NOW, money market and savings deposits of $708.5 million, partially offset by a decrease in time deposits of $390.1 million. The majority of the increase in total deposits was in public sector deposits. Time deposits as a percent of total deposits declined from 37% at year end 2001 to 29% at September 30, 2002.

Total stockholders' equity was $436.6 million at September 30, 2002 and $383.9 million at December 31, 2001. The change in stockholders' equity resulted primarily from $94.9 million of net income, offset by declaration of cash dividends of $37.4 million, total stock repurchases of $35.4 million and an increase in accumulated other comprehensive income of $22.1 million.

The Company repurchased a total of 1,210,292 shares of common stock in the first nine months of 2002, at an average price of $29.17 per share. The total cash allocated for these repurchases was $35.4 million. Total shares outstanding at September 30, 2002 were 45.1 million shares, compared to 45.8 million shares at December 31, 2001.

The State of New Jersey approved, in July of 2002, new legislation that changes the calculation of income taxes payable by corporations located in the state. Certain of these changes decrease the benefit of tax planning strategies used by corporations to reduce tax liability. Other changes include an alternative minimum tax. The Company completed an updated assessment of all of the Company's tax preference income, reserves and related liabilities in the third quarter of 2002, in conjunction with the filing of the Company's 2001 tax returns. The Company believes that the net impact of the new legislation will not have a material impact on its future earnings or financial position.


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

The Company enters into interest rate derivative contracts (interest rate swaps; interest rate floors; and interest rate caps) from time to time for asset liability management purposes. In the second quarter of 2001, the Company entered into a series of two year maturity interest rate swaps and floors and caps to limit the variability of the interest income of a pool of $700 million of its prime rate-based loans. In the fourth quarter of 2001, the Company entered into 10 year and 15 year maturity interest rate swaps in connection with $35 million of fixed rate certificates of deposits with comparable maturities, to effectively convert these deposits to variable rate liabilities indexed to LIBOR. In the second quarter of 2002, the Company entered into 10 year maturity interest rate swaps, in connection with the issuance of fixed rate subordinated debt with a comparable maturity, to effectively convert $105 million of the debt to a variable rate liability indexed to LIBOR. The notional amount of the derivative contracts totals $840 million at September 30, 2002.

The purpose of these contracts is to limit the volatility in the Company's net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company's overall asset liability risk. Management did not enter into these contracts for speculative purposes. Under SFAS No. 133, the Company has adopted hedge accounting for these contracts. The derivative contracts hedging the pool of prime rate-based loans are being accounted for as "cash flow hedges" under SFAS No. 133, whereby the net payments under the contracts are recorded in interest income and the change in valuation of the contracts are recorded in "accumulated other comprehensive income (loss)" in total stockholders' equity. Changes in interest rates will impact the cash flows and valuation of the derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario. The derivative contracts hedging the fixed rate certificates of deposit and the fixed rate subordinated debt are accounted for as "fair value" hedges using the "short-cut method" under SFAS No. 133. Under the short-cut method, any changes in value of the hedged item is assumed to be exactly as much as the change in the value of the derivative contract. Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings.

Liquidity

Liquidity is a measure of the Company's ability to meet the needs of depositors, borrowers, and creditors at a reasonable cost and without adverse financial consequences. The Company has several liquidity measurements that are evaluated on a frequent basis. The Company has adequate sources of liquidity including the ability to attract deposits from businesses and individuals through its branches; brokered deposits from securities firms, cash flow from interest; prepayments and principal repayments on investment securities and loans; Securities Available for Sale, and the ability to borrow funds on a collateralized basis from the Federal Home Loan Bank and Federal Reserve discount window, repurchase agreements collateralized by securities with customers and with securities firms; and other sources. The management of balance sheet volumes, mixes and maturities enables the Company to maintain adequate levels of liquidity.

Capital

The Company is not aware of any current recommendations by the regulatory authorities that would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at September 30, 2002 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:


Holding Company Capital Ratios
                                       Ratios at                      Minimum Regulatory
                                    September 30, 2002         Guidelines for Well-Capitalized
                                    ------------------         -------------------------------
         Total Risk-Based Capital ..    13.24%                              10.0%
         Tier 1 Risk-Based Capital .     7.98%                               6.0%
         Tier 1 Leverage Ratio .....     5.71%                               4.0%



Bank Capital Ratios
                                         Ratios at                   Minimum Regulatory
                                    September 30, 2002        Guidelines for Well-Capitalized
                                    ------------------        -------------------------------
         Total Risk-Based Capital ..    13.87%                              10.0%
         Tier 1 Risk-Based Capital .     8.77%                               6.0%
         Tier 1 Leverage Ratio .....     6.24%                               4.0%

The issuance in 2002 of subordinated debt by the Bank, and the repurchase and redemption in 2002 of previously issued subordinated debt by the Company, reflected a strategy to increase total capital and the ratio of total capital to risk weighted assets; to reduce the amount of debt outstanding at the holding company; to decrease the average cost of subordinated debt; and to lengthen the average maturity of subordinated debt.


ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures performed within the 90 days prior to the date hereof, the Company's principal executive officer and principal financial officer have determined that such controls and procedures are effective. No significant change has occurred in the Company's internal controls since the date of the evaluation that could significantly affect these controls subsequent to the date of the evaluation.

PART II.  OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K -

Exhibits


a.) Current Reports on Form 8-K

1. Current Report on Form 8-K dated June 26, 2002, filed July 2, 2002. (Announcing the acquisition of certain assets and liabilities of Connecticut Bank of Commerce)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Hudson United Bancorp

November 13, 2002           /s/ KENNETH T. NEILSON
---------------------       ----------------------------------------------------
Date                        Kenneth T. Neilson
                            Chairman, President and Chief Executive Officer


November 13, 2002           /s/ WILLIAM A. HOULIHAN
---------------------       ----------------------------------------------------
Date                        William A. Houlihan
                            Executive Vice President and Chief Financial Officer

I, Kenneth T. Neilson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Hudson United Bancorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ KENNETH T. NEILSON
-----------------------------------------------
Kenneth T. Neilson
Chairman, President and Chief Executive Officer

I, William A. Houlihan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Hudson United Bancorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ WILLIAM A. HOULIHAN
-----------------------------------------------------
William A. Houlihan
Executive Vice President and Chief Financial Officer

                              HUDSON UNITED BANCORP
                          AND CONSOLIDATED SUBSIDIARIES

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     This Certification is to accompany the Quarterly Report of Hudson United Bancorp (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission (the "Report").

     I, Kenneth T. Neilson, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ KENNETH T. NEILSON
----------------------------------------------------------------------
KENNETH T. NEILSON
Chairman, President and Chief Executive Officer, Hudson United Bancorp November 13, 2002

                              HUDSON UNITED BANCORP
                          AND CONSOLIDATED SUBSIDIARIES

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     This Certification is to accompany the Quarterly Report of Hudson United Bancorp (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission (the "Report").

     I, William A. Houlihan, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ WILLIAM A. HOULIHAN
---------------------------------------------------------------------------
WILLIAM A. HOULIHAN
Executive Vice President and Chief Financial Officer, Hudson United Bancorp November 13, 2002