Form 10-K
period 2002-12-31
HUDSON UNITED BANCORP
filed 2003-03-14
CIK 703559

HUDSON UNITED BANCORP
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          This Certification is to accompany the Annual Report of Hudson United Bancorp (the “Company”) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the “Report”).

          I, Kenneth T. Neilson, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ KENNETH T. NEILSON

Kenneth T. Neilson Chairman, President and Chief Executive Officer, Hudson United Bancorp

March 13, 2003

HUDSON UNITED BANCORP
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          This Certification is to accompany the Annual Report of Hudson United Bancorp (the “Company”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission (the “Report”).

          I, William A. Houlihan, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ WILLIAM A. HOULIHAN

William A. Houlihan Executive Vice President and Chief Financial Officer Hudson United Bancorp

March 13, 2003

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 1-08660

Hudson United Bancorp

(Exact name of registrant as specified in its Charter)

New Jersey	22-2405746

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1000 MacArthur Blvd. Mahwah, New Jersey	07430

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(201)236-2600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, no par value	New York Stock Exchange

(Title of Class)	(Name of exchange on which registered)

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

YES ☒	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form  10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 126-2  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 3, 2003 was $1,324,424,674.

The number of shares of Registrant’s common stock, no par value, outstanding as of March 3, 2003 was  44,678,332.

Documents incorporated by reference: Contains portions of the Registrants Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held April 15, 2003 will be incorporated by reference in Part III

PART I,
ITEM 1.	BUSINESS

(a) General Development of Business

Hudson United Bancorp (“HUB” or “Registrant” or the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  The Company was organized under the laws of New Jersey in 1982 by Hudson United Bank (“Hudson United” or the “Bank”) for the purpose of creating a bank holding company to take advantage of the additional powers provided to bank holding companies.

The Company directly owns Hudson United plus four additional subsidiaries, which are HUBCO Capital Trust I, HUBCO Capital Trust II, JBI Capital Trust I and Jefferson Delaware, Inc.  In March 1999, the former Lafayette American Bank and Bank of the Hudson were merged into Hudson United. In addition, the shareholders of the Company on April 21, 1999 approved an amendment to the certificate of incorporation to change the name of the Company from HUBCO, Inc. to Hudson United Bancorp. The Company is also the indirect owner, through Hudson United, of nine subsidiaries. All of the assets and liabilities of the subsidiaries of the Company and the Bank are consolidated on the balance sheet of the Company for shareholder reporting purposes.  A further description of these subsidiaries is contained in the section “Other Subsidiaries” in this current document.

At December 31, 2002, HUB, through its subsidiaries, had total deposits of $6.2 billion, total loans and leases (“loans”) of $4.3 billion and total assets of $7.7 billion.  HUB ranked third among commercial banks and bank holding companies headquartered in New Jersey in terms of asset size at December 31, 2002. Hudson United operates over 205 branches located throughout the state of New Jersey; in the Hudson Valley area of New York State; in New York City; in southern Connecticut in the areas between Greenwich and Hartford; and in Philadelphia and surrounding areas in Pennsylvania.

Hudson United is a full service commercial bank and offers the services generally provided by commercial banks of similar size and character, including imaged checking, savings, and time deposit accounts; 24-hour telephone banking; internet banking; trust services; cash management services; merchant services; safe deposit boxes; insurance, stock, bond, and mutual fund sales; secured and unsecured personal and commercial loans; residential and commercial real estate loans; and international services including import and export financing, foreign currency purchases and letters of credit.  The Bank’s deposit accounts are competitive with those of other banks and include checking, savings, money market accounts, a variety of interest-bearing transaction accounts and time deposits.  In the lending area, the Bank primarily engages in commercial lending; commercial real estate lending; consumer lending primarily consisting of auto loans and home equity loans; and “private label” credit card programs for certain retailers and other businesses.  Most of the Company’s loans are secured by commercial real estate, residential real estate or other assets of borrowers.

The Company’s main focus is on building banking relationships with individuals, and small and medium sized businesses.  Management attempts to differentiate the Company from competitors by creating a superior “customer experience”.  In addition, the Company believes its ability to supply the services of a large institution with the personal touch of a small community bank represents a competitive advantage.

The Company makes its annual report on Form 10-K, Quarterly Reports on Form 10Q, Current Reports on Form 8-K and amendments to such reports, available on its website at www.hudsonunitedbank.com without charge as soon as reasonably practicable after filing or furnishing such reports to the SEC.

Areas of Emphasis in Loans, and in Deposits

Loans:
The Company classifies its loans into five major categories: commercial and financial; commercial real estate mortgages; consumer; private label credit cards; and residential mortgages.

Loan and lease categories consisting of commercial and financial, commercial real estate mortgages, consumer, and private label credit cards totaled $4.1 billion at December 31, 2002, or 94% of total loans.  The Company emphasizes these types of loans, because they generally have more attractive yields; interest rate sensitivity; and maturity characteristics than single-family loans.  The Company also believes that these loans provide better opportunities to obtain deposit relationships and/or fee based product relationships with borrowers than do single-family loans, which tend to be transactional.

The Company emphasizes commercial loans to small and mid-sized privately owned businesses, most of which are located in its four state business area.  Most of the Company’s loans are in the form of annually renewable lines of credit, indexed to the Prime Rate or LIBOR, and term loans with either variable or fixed rates. The average size of the Company’s commercial loans is less than $1 million.  The Company does also originate commercial loans in the size range of $10 million or greater.  Most of the Company’s commercial loans are secured by assets owned by the borrower, including commercial real estate.  Most of the Company’s commercial loans are also supported by personal guarantees from the owners of those private companies.  The Company has no “shared national credits” for regulatory purposes in its commercial loans outstanding at December 31, 2002.

The Company emphasizes short maturity and intermediate maturity loans in its commercial real estate activities.  These loans may be collateralized by existing properties, or by properties acquired by a borrower in an attempt to improve the value of the property prior to refinancing or sale of the property; or may be construction loans generally supported by pre-sale or pre-lease commitments for the completed properties. Most of these properties collateralizing these loans are located in the Company’s four state business area.  These loans have variable interest rates indexed to the Prime Rate or LIBOR or other indices, or have fixed interest rates generally not longer than 5 years.  The average size of the Company’s commercial real estate loans is less than $1 million.  The Company also originates some commercial real estate loans in the size range of $10 million or greater.  Most of the Company’s loans are also supported by personal guarantees by the owners of the properties.  The Company does not emphasize long term, fixed rate, non recourse loans to investors in commercial real estate.  The Company had very few purchased participations in its commercial real estate loans at December 31, 2002.

The Company emphasizes automobile loans and home equity loans in its consumer lending activities. The Company’s consumer loan portfolio also includes some recreational vehicle loans, manufactured housing loans, boat loans, unsecured consumer loans, and other miscellaneous loans.  The Company’s automobile loans generally are originated by dealers located in the Company’s four state business area, and purchased by the Company throughout the year on a periodic basis after the Company performs an independent review of the borrower’s credit worthiness and an assessment of the loan collateral.  Most of these loans have fixed interest rates and intermediate maturities.  The Company’s home equity loans are generally collateralized by properties located in the Company’s four state business area, secured by the primary residence of the borrower, and originated by the Bank’s employees.  Most of these loans have variable interest rates indexed to the Prime Rate, or may have fixed interest rates.  The Company uses FICO scores and other underwriting techniques to evaluate the credit worthiness of the borrowers for the Company’s consumer loans and leases.  The borrowers for the Company’s auto loan and home equity loans had an average FICO score of greater than 700 at December 31, 2002. Included in the loan portfolio are certain auto leases with a total residual value of $60.0 million at December 31, 2002.  The total lease receivables at December 31, 2002 were $153.1 million These residual values are guaranteed by a third party, and the guarantee is also supported by collateral up to a certain amount, which was approximately $6 million at December 31, 2002.  The auto leases were purchased in 2001.  The Company believes that the residual values are properly recorded as of December 31, 2002.

The Company emphasizes “private label” credit card activities, and it does not emphasize VISA or Mastercard credit card activities.  The Company has relationships with approximately 100 retailers located throughout the United States, which merchants offer unsecured sales financing to their customers through a private label credit card, and which merchants allow the Company to underwrite the resulting credit card receivables on a daily basis.  The Company’s relationships with its merchants are generally multi year contractual relationships.  The Company generates these merchant relationships through the marketing efforts of its employees, as well as by purchasing the right to merchant relationships from other financial institutions.  The Company receives a fee from the merchants when it underwrites a purchase, and it receives interest, late fees and credit card account insurance income from the individual customers that maintain balances on their private label credit card accounts. The Company’s credit card loans include both fixed and variable interest rates.  The average balance outstanding on the Company’s credit card loans was less than $600 at December 31, 2002.  The Company uses FICO scores and other underwriting techniques to evaluate the creditworthiness of the borrowers for its credit card loans.  The borrowers for the Company’s private label credit card loans had an average FICO score of greater than 700 at December 31, 2002.  The Company’s total credit card loans of $340.2 million at December 31, 2002 also include less than $7 million of VISA and Mastercard credit card loans.

Deposits

The Company classifies its deposits into non-interest bearing; NOW; savings; MMDA; and time deposit categories.

Deposits consisting of non-interest bearing; NOW; savings; and MMDA accounts totaled $4.4 billion at December 31, 2002, or 71% of total deposits.  The Company emphasizes these categories of deposits because they generally have lower yields; are subject to repricing at the Company’s option; and provide more fee based product opportunities than time deposits, which tend to be transactional.

The Company primarily generates deposits from individuals, but it also obtains deposits from businesses and from municipalities and related entities (“public sector deposits”).

Most of the Company’s deposits are generated through its more than 200 branches in its four state business area.  Most of the Company’s deposits are in amounts less than $100,000, and are fully insured by the FDIC.  Deposits in amounts greater than $100,000 are primarily from businesses and public sector deposits, and are generally secured at the depositor’s request by a portion of the Company’s investment securities portfolio.

Changes in Asset Size in Recent Years

The Company’s total assets at December 31, 2002 were $7.7 billion, which represented an increase in its total assets from the prior year, which were $7.0 billion at December 31, 2001.  This increase was due to increases in investment securities of $631.6 million; an increase in commercial, commercial real estate, consumer and credit card loans of $263.6 million; partially offset by a decrease in residential mortgages of $262.6 million.  The increase in investment securities in 2002 was partly due to purchases made in connection with an increase in deposits and borrowings and partially due to a reclassification of $576.3 million in available for sale investment securities to trading assets.  The increase in commercial, commercial real estate, consumer and credit card loans in 2002 reflected the Company’s focus on its major loan categories.  The Company’s total assets at December 31, 2001 were $7.0 billion, which represented a slight increase in its total assets from the prior year, which were $6.8 billion at December 31, 2000.  This increase was due to increases in investment securities of $935.8 million and other assets of $126.6 million being offset in part by a decrease of $896.6 million in residential mortgage loans.  The increase in securities and the decline in residential mortgage loans was due in part to exchanges of residential mortgages for comparable mortgage backed securities, backed by the same mortgages of $118.0 million in 2002 and $668.5 million in 2001. The increase in other assets in 2001 was also due primarily to the Company’s investment of $125 million in separate account bank owned life insurance during June 2001.

The Company’s primary focus in 2002 and 2001 was on core business growth.  Management focused on executing its business strategies and in providing superior customer service.

Proposed Merger with Dime Bancorp, Inc. (“Dime”) which was Terminated in 2000

HUB entered into a merger agreement in 1999 with Dime, a New York City based financial institution, under which HUB and Dime were to merge, with Dime as the surviving corporation in the merger changing its name to Dime United Bancorp, Inc. (“Dime United”).  Dime shareholders would have owned 56% of the outstanding Dime United stock and HUB shareholders would have owned 44% of the outstanding Dime United Stock following the merger.  The proposed merger with Dime would have been the largest business combination in HUB’s corporate history.

The closing of the proposed merger was initially delayed, and the merger was eventually terminated in 2000, following the announcement by North Fork Bancorporation of an unsolicited acquisition bid for Dime.  The initial delay and the eventual termination of the merger between the Company and Dime had a negative impact on the Company’s growth and profitability during 1999 and 2000.  Dime agreed to merge with Washington Mutual, Inc. in June of 2001.  The Dime/Washington Mutual merger was completed in January of 2002.

Under the terms of the merger termination agreement between Dime and the Company, Dime was required to pay the Company a minimum merger termination fee of $15 million on or before October 28, 2001.  Dime was also required to pay additional amounts to the Company, up to a maximum amount of $92 million, in the event that Dime entered into certain transactions with third parties involving a sale by Dime of a substantial portion of its assets, a significant subsidiary, Dime itself or the acquisition of a certain percentage of Dime’s outstanding common stock, on or before October 28, 2001.

HUB recognized the minimum termination fee payable from Dime as revenue when the pending merger was terminated in 2000, which revenue was less than the expenses incurred by the Company in the terminated merger.  Pursuant to the above mentioned termination agreement, Dime was required to pay Hudson United $77 million upon the closing of the merger with Washington Mutual.  The Company recognized the additional $77 million of termination payments as revenue in the first quarter of 2002.  The Company also recorded in the first quarter of 2002 approximately $8.3 million of expenses related to the terminated merger including financial advisor fees and acceleration of employee retention awards $13.2 million of other expenses, and a $21.3 million provision for possible loan losses related to the accelerated disposition of certain non performing loans.

Acquisition Activity by the Company

The Company has engaged in only limited acquisition activity in recent years, as it focused on core business growth within its four state business area.  The Company had an explicit focus on acquisitions in the 1990s, when acquisitions were its primary source of growth in those years.

The Company announced, on June 26, 2002, a purchase and assumption transaction with the FDIC as the receiver for the failed Connecticut Bank of Commerce (“the CBC transaction”).  The Company, in this transaction, purchased certain consumer loans that could be put back to the FDIC, and assumed certain insured deposits, of initially, $180.2 million along with an option to purchase two branches in Connecticut and to lease one branch in Connecticut and two branches in New York City.  Subsequently, the Bank put back the consumer loans, purchased the two Connecticut branches and assumed the leases of the one branch in Connecticut and two branches in New York City.  The Bank paid an acquisition premium of $17.3 million to the FDIC in this transaction, of this total $4.1 million was classified as core deposit intangible and $13.2 million was considered goodwill.

The Company entered into agreements at several times in 2002 and 2001 to purchase third party credit card assets from unaffiliated third parties.  The Company paid total consideration of $62.6 million for $66.2 million of these assets in 2002, with an associated discount of $3.6 million.  The Company paid total consideration of $161.4 million for $157.0 million of these assets in 2001, with an associated premium of $4.4 million.

In August 2001, the Company assumed deposit liabilities from First International Bank in the amount of $272.8 million at a discount of $0.5 million.  These deposit liabilities were primarily short term brokered deposits.

The Company did not complete any acquisitions in 2000.

The Company believes that its profitability and its financial condition were favorably impacted on an overall basis by its acquisition strategy and by the integration of its acquisitions.  From 1990 to 2002, the Company’s return on average assets increased from less than 1% to 1.5% and its return on average equity increased from less than 10% to 26%.

The Company intends to continue to seek opportunities to acquire other banks or financial services companies, and to acquire specific loans or other assets and/or to assume deposit or other liabilities of other banks or financial services companies, while continuing to focus on core business growth within its four state business area.  There can be no assurance that the Company will be successful in making additional acquisitions or, if additional acquisitions are made, that these acquisitions will enhance the profitability of the Company.

Stock Repurchases by the Company

On January 29, 2003 the Company’s Board of Directors ( the “Board”) extended the Company’s stock repurchase program until June 2004 and authorized additional repurchases of up to 10% of the Company’s outstanding shares.

In June 2001, the Board extended the Company’s stock repurchase program until December 2002 and authorized additional repurchases of up to 10% of the Company’s outstanding shares.  During 2001, the Company purchased 2.3 million treasury shares at an aggregate cost of $56.3 million.  During 2001, 179,209 shares were reissued for stock options.

During 2002, the Company purchased 1.3 million treasury shares at an aggregate cost of $37.7 million.  During 2002, the Company reissued 434,813 shares for stock options.

At December 31, 2002, there were 45.0 million shares of the Company’s common stock outstanding

In June 2000, the Board authorized the repurchase of up to 20% of the Company’s outstanding shares.  During 2000, the Company purchased 9.4 million treasury shares at an aggregate cost of $l93.3 million, of which 5.2  million shares were reissued for stock dividends, stock options and other employee benefit plans.

In November 1993, the Board authorized management to repurchase up to 10 percent of its outstanding common stock each year.  The program may be discontinued or suspended at any time, and there is no assurance that the Company will purchase the full amount authorized.  The acquired shares are to be held in treasury and to be used for stock option and other employee benefit plans, stock dividends, or in connection with the issuance of common stock in future acquisitions.

Other Subsidiaries

In addition to Hudson United Bank, the Company directly owned four consolidated subsidiaries that were established for the purpose of issuing the capital trust securities of the Company which enhance the regulatory capital of the Company.  They are HUBCO Capital Trust I, HUBCO Capital Trust II, JBI Capital Trust I and Jefferson Delaware Inc.

The Company is also the indirect owner, through Hudson United, of the nine consolidated subsidiaries as discussed below.

In 1983, HUB formed a directly owned subsidiary called HUB Financial Services, Inc., which was a wholly owned data processing subsidiary.  In 1995, HUB sold 50% of the stock in HUB Financial Services, Inc. to United National Bank, a New Jersey based institution.  HUB simultaneously made a capital contribution of the remaining 50% to Hudson United Bank.  Simultaneously with the sale of 50% to United National Bank, the name of HUB Financial Services, Inc. was changed to United Financial Services, Inc. (“UFS”).  UFS ceased to provide data processing and imaged check processing services to both of its owner banks in October 1999.  The Company currently outsources such services to an independent third party provider of such data processing and other services.  UFS was dissolved in 2002.

In 1987, Hudson United established a directly owned subsidiary called Hendrick Hudson Corp.  Hendrick Hudson Corp. directly owns HUB Mortgage Investments Inc., which was established in 1997 and operates as a real estate investment trust.  As of December 31, 2002, Hendrick Hudson Corp. had no assets other than its investment in HUB Mortgage Investments Inc.  As of December 31, 2002, $418.3 million of mortgage loans and $1,622.0 million in mortgage related investment securities were being managed by HUB Mortgage Investments Inc.  These two entities were established to assist in managing a portion of the Company’s investment portfolio.

In 1998, Hudson United established NJ Investments of Delaware, Inc.  As of December 31, 2002, $201.1 million of Hudson United’s investment portfolio was being managed by NJ Investments of Delaware, Inc. This subsidiary was established to assist in managing a portion of the Company’s investment portfolio.

Hudson Trader Brokerage Services, Inc., which was established in 1991, is a subsidiary that was engaged in brokerage services.  This subsidiary is inactive and is expected to be officially dissolved in 2003.  The Company now provides investment securities brokerage services to its customers through a business relationship with an affiliate of John Hancock Insurance.

In 2002, Hudson United established Hudson Insurance Services, Inc.  This subsidiary provides a wide range of insurance risk management services as an agent; it does not engage in any insurance underwriting activities.

Hudson United owns five subsidiaries that were established for the purpose of holding real estate assets.  They are: Lafayette Development Corp., Plural Realty, Inc., PSB Associates, Inc., AMBA Realty Corporation and Riverdale Timber Ridge, Inc.

All of the assets and liabilities of the subsidiaries are consolidated in the Company’s financial statements

Employee Relations

Hudson United Bank enjoys a good relationship with its employees and is not party to any collective bargaining agreements.

Regulatory Matters

The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to deploy assets and maximize income. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on HUB cannot be determined at this time. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on HUB or its banks. It is intended only to briefly summarize some material provisions.

Capital Adequacy Guidelines and Deposit Insurance

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities.  In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a bank would be considered “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized”, and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

The regulations implementing these provisions of FDICIA provide that a bank will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements.  A bank will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent, or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized”.  A bank will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent, or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination.  A bank will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent.  An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent.  An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

As of December 31, 2002, the Bank’s capital ratios exceed the requirements to be considered a well capitalized institution under the FDIC regulations.

Bank holding companies must comply with the Federal Reserve Board’s risk-based capital guidelines.  Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories.  The total dollar value of each category is then weighted by the level of risk associated with that category.  A minimum risk-based capital to risk based assets ratio of 8.00% must be attained.  At least one half of an institution’s total risk-based capital must consist of Tier 1 capital, and the balance may consist of Tier 2, or supplemental capital.  Tier 1 capital consists primarily of common stockholders’ equity along with preferred or convertible preferred stock and qualifying trust preferred securities, minus goodwill.  Tier 2 capital consists of an institution’s allowance for loan and lease losses, subject to limitation, hybrid capital instruments and certain subordinated debt.  The allowance for loan and lease losses which is considered Tier 2 capital is limited to 1.25% of an institution’s risk-based assets.  As of December 31, 2002, HUB’s total risk-based capital ratio was 13.07% and its Tier 1 risk-based capital ratio was 7.87%.

In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply.  Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%.  However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-to-200 basis points above the 3% minimum.  As of December 31, 2002, HUB had a leverage capital ratio of 5.82%.

HUB and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HUB’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, HUB and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulators as to components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that HUB and its subsidiary bank meet all capital adequacy requirements to which they are subject.

Hudson United is a member of the Bank Insurance Fund (“BIF”) of the FDIC.  The FDIC also maintains another insurance fund, the Savings Association Insurance Fund (“SAIF”), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association (“Oakar deposits”).

The Economic Growth and Regulatory Reduction Act of 1996 (the “1996 Act”) included the Deposit Insurance Funds Act of 1996 (the “Funds Act”) under which the FDIC was required to impose a special assessment on SAIF assessable deposits to recapitalize the SAIF.  Under the Funds Act, the FDIC also charged assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corporation (“FICO”) bonds until January 1, 2000, at which time the assessment became equal.  The 1996 Act instituted a number of other regulatory relief provisions.

Restrictions on Dividend Payments, Loans, or Advances

The holders of HUB’s common stock will receive dividends only when, and if such dividends are declared by the Board of Directors of HUB out of funds legally available, subject to the preferential dividend rights of any preferred stock that may be outstanding from time to time.

The only statutory limitation is that such dividends may not be paid when HUB is insolvent.  Because funds for the payment of dividends by HUB come primarily from the earnings of HUB’s bank subsidiary, as a practical matter, restrictions on the ability of Hudson United to pay dividends act as restrictions on the amount of funds available for the payment of dividends by HUB.

Certain restrictions exist regarding the ability of Hudson United to transfer funds to HUB in the form of cash dividends, loans or advances.  New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount.  As of December 31, 2002 the maximum amount available for distribution to HUB from Hudson United was $569.8 million, subject to regulatory capital limitations.

HUB is also subject to Federal Reserve Bank (“FRB”) policies which may, in certain circumstances, limit its ability to pay dividends.  The FRB policies require, among other things, that a bank holding company maintain a minimum capital base.  The FRB would most likely seek to prohibit any dividend payment which would reduce a holding company’s capital below these minimum amounts.

Under Federal Reserve regulations, Hudson United is limited as to the amounts it may loan to its affiliates, including HUB.  All such loans from the Bank are required to be collateralized by specific assets owned by HUB or affiliates. Loans outstanding from Hudson United to HUB were $1.4 million at December 31, 2002.

Holding Company Supervision

Under the Bank Holding Company Act, HUB may not acquire directly or indirectly more than 5 percent of the voting shares of, or substantially all of the assets of, any bank without the prior approval of the Federal Reserve Board.

In general, the Federal Reserve Board, under its regulations and the Bank Holding Company Act, regulates the activities of bank holding companies and non-bank subsidiaries of banks.  The regulation of the activities of banks, including bank subsidiaries of bank holding companies, generally has been left to the authority of the supervisory government agency, which for Hudson United is the FDIC and the New Jersey Department of Banking and Insurance (the “NJDOBI”).

Interstate Banking Authority

The Riegle-Neale Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”) enables a bank holding company to acquire banks in states other than its home state regardless of applicable state law.

The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches.  Under the legislation, each state had the opportunity to “opt out” of this provision, thereby prohibiting interstate branching in such states.  Furthermore, a state may “opt in” with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch.  Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank.  The vast majority of states have allowed interstate banking by merger but have not authorized de novo branching.

Recent Legislation

As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “Act”).  The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies.  Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country.  In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

The Act also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

The Gramm-Leach-Bliley Financial Modernization Act of 1999 became effective in early 2000.  The Modernization Act:

•

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

•	allows insurers and other financial service companies to acquire banks;

•	removes various restrictions previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

Cross Guarantee Provisions and Source of Strength Doctrine

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution in danger of default.  “Default” is defined generally as the appointment of a conservatory or receiver and “in danger of default” is defined generally as the existence of certain conditions, including a failure to meet minimum capital requirements, indicative that a “default” is likely to occur in the absence of regulatory assistance.  These provisions have commonly been referred to as FIRREA’s “cross guarantee” provisions.  Further, under FIRREA the failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  This support may be required at times when a bank holding company may not be able to provide such support.  Furthermore, in the event of a loss suffered or anticipated by the FDIC - either as a result of default of a bank subsidiary of the Company or related to FDIC assistance provided to the subsidiary in danger of default - the other bank subsidiaries of the Company may be assessed for the FDIC’s loss, subject to certain exceptions.

(b) Industry Segments

The Registrant has one industry segment -- commercial banking.

(c) Narrative Description of Business

HUB exists primarily to hold the stock of its subsidiaries.  At December 31, 2002, HUB had 5 wholly-owned subsidiaries including Hudson United.  In addition, HUB, through Hudson United, indirectly owns 9 additional wholly-owned subsidiaries.  The historical growth of, and regulations affecting, each of HUB’s direct and indirect subsidiaries is described in Item 1(a) above, which is incorporated herein by reference.

HUB is a legal entity separate from its subsidiaries.  The stock of Hudson United is HUB’s principal asset.  Dividends from Hudson United are the primary source of income for HUB.  As explained above in Item 1(a), legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Bank to HUB.

At December 31, 2002, HUB, through its subsidiaries, had total deposits of $6.2 billion, total loans of $4.3 billion and total assets of $7.7 billion.  HUB ranked third among commercial banks and bank holding companies headquartered in New Jersey in terms of asset size at December 31, 2002.  The Bank operates branch offices throughout the state of New Jersey; in the Hudson Valley area of New York State; in New York City; in southern Connecticut in the areas between Greenwich and Hartford; and in Philadelphia and surrounding areas in Pennsylvania.

Hudson United is a full service commercial bank and offers the services generally provided by commercial banks of similar size and character, including imaged checking, savings, and time deposit accounts; 24-hour telephone banking, internet banking; trust services; cash management services; merchant services; safe deposit boxes; insurance; stock, bond, and mutual fund sales; secured and unsecured personal and commercial loans; residential and commercial real estate loans; and international services including import and export financing, foreign currency purchases and letters of credit.  The Bank’s deposit accounts are competitive with those of other banks and include checking, savings, money market accounts, a variety of interest-bearing transaction accounts and time deposits.  In the lending area, the Bank primarily engages in commercial lending; commercial real estate lending; consumer lending primarily consisting of auto loans and home equity loans; and “private label” credit card programs for certain retailers and other businesses.  Most of the Company’s loans are secured by commercial real estate, residential real estate or other assets of borrowers.

The Company’s main focus is on building banking relationships with individuals, and small and medium sized businesses.  Management attempts to differentiate the Company from competitors by creating a superior “customer experience”.  In addition, the Company believes its ability to supply the services of a large institution with the personal touch of a small community bank represents a competitive advantage.

Hudson United offers a variety of trust services.  At December 31, 2002, Hudson United’s Wealth Management Department had approximately $348.9 million of assets under management and total trust assets of $689.5 million.

There are numerous commercial banks headquartered in New Jersey, Connecticut, Pennsylvania and New York, which compete in the market areas serviced by the Company.  In addition, large out-of-state banks compete for the business of residents and businesses located in the Company’s primary market.  A number of other depository institutions compete for the business of individuals and commercial enterprises including savings banks, savings and loan associations, brokerage houses, financial subsidiaries of other industries and credit unions.  Other financial institutions, such as mutual funds, consumer finance companies, factoring companies, and insurance companies, also compete with the Company for loans or deposits.  Competition for depositors’ funds, for creditworthy loan customers and for trust business is intense.

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

The Company had 1,898 full-time equivalent employees as of December 31, 2002.

(d) Financial Information about foreign and domestic operations and export sales.

Not Applicable

(e) Executive Officers of the Registrant

The following table sets forth certain information as to each executive officer of the Company who is not a director.

Name, Age and Position with the Company	Executive Officer of the Company Since	Principal Position

William A. Houlihan, 47	2001	Executive Vice President and Chief Financial Officer

James Mayo, 62	2000	Executive Vice President, Operations and Technology

Thomas R. Nelson, 58	1994	Executive Vice President; Private Label Credit Card

James Rudgers, 53	2002	Executive Vice President, Retail Banking

Thomas J. Shara, 44	1989	Executive Vice President and Senior Loan Officer

D. Lynn Van Borkulo-Nuzzo, 53	1988	Executive Vice President and Corporate Secretary

(f) Statistical Disclosure Required Pursuant to Securities Exchange Act, Industry Guide 3

The statistical disclosures for a bank holding company required pursuant to Industry Guide 3 are contained on the following pages of this Report on Form 10K, within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES

The corporate headquarters of the Company and the Bank is located in a three story facility in Mahwah, New Jersey.  HUB owns the building, which is approximately 64,350 square feet and houses the executive offices of the Company and its subsidiaries.  Hudson United occupied 205 branch offices as of December 31, 2002, of which 97 are owned and 108 are leased. The Company owns two additional non-branch facilities, in addition to leasing another two.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of HUB during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2002, the Company had approximately 7,670 shareholders of record.

The Company’s common stock is listed on the New York Stock Exchange under the symbol of “HU”.  The following represents the high and low closing sale prices from each quarter during the last two years.  The numbers have been restated to reflect all stock dividends.

	2002		2001

	High	Low	High	Low

1st Quarter	$31.86	$28.75	$23.42	$20.00
2nd Quarter	32.85	28.40	26.20	21.50
3rd Quarter	29.99	25.17	28.80	25.01
4th Quarter	31.50	23.30	29.33	25.02

The following table shows the per share quarterly cash dividends paid upon the common stock over the last two years, restated to give retroactive effect to stock dividends.

2002		2001

March	$0.260	March	$0.250
June	0.280	June	0.250
September	0.280	September	0.250
December	0.280	December	0.260

ITEM 6. SELECTED FINANCIAL DATA
(In Thousands Except For Per Share Amounts)

The following selected financial data should be read in conjunction with HUB’s Consolidated Financial Statements and the notes presented elsewhere herein.
Results reported in this table for years 1999 and 1998 have been restated to reflect pooling of interest transactions.  Reference should be made to footnote 2, Business Combinations, of the Financial Statements for a discussion of recent acquisitions that affect the comparability of the information contained in this table.

($ 000) except per share data	2002	2001	2000	1999	1998

Net Interest Income	$300,757	$285,366	$319,726	$343,066	$328,850
Provision for Loan and Lease Losses	51,333	34,147	24,000	52,200	35,607
Net Income	123,206	94,461	49,821	69,338	26,751
Per Share Data(1)
Earnings Per Share:
Basic	2.73	2.02	0.93	1.21	0.46
Diluted	2.72	2.00	0.92	1.18	0.44
Cash Dividends – Common	1.10	1.01	0.93	0.88	0.77
Balance Sheet Totals (at or for the year ended December 31,):
Total Assets	7,651,261	6,999,535	6,817,226	9,686,286	8,897,775
Long Term Debt	402,553	248,300	248,300	257,300	257,300
Average Assets	7,216,121	6,710,167	8,207,384	9,248,141	8,721,572
Average Deposits	6,150,184	5,825,107	5,901,510	6,596,220	6,879,120
Average Equity	409,838	378,647	464,860	580,238	646,851

(1)	Per share data is adjusted retroactively to reflect a 10% stock dividend paid December 1, 2000, a 3% stock dividend paid December 1, 1999 and a 3% stock dividend paid September 1, 1998.

Cautionary Statement Regarding Forward-Looking Information

This form 10-K, both in the Management Discussion & Analysis and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities, technology and market conditions.   These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “consider”, “may”, “will”, or similar statements or variations of such terms.  Such forward-looking statements involve certain risks and uncertainties.  Actual results may differ materially from the results discussed in these forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, changes in interest rates, changes in economic conditions, deposit and loan volume trends, continued levels of loan quality, trends in loan loss provisions, changes in relationships with customers, failure to realize expected cost savings or revenue enhancements from changes in business models and acquisitions, and the effects of legal, tax and regulatory provisions applicable to the Company and its competitors.  The Company assumes no obligation for updating any such forward-looking statements at any time.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2002, 2001 and 2000

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

The Company had net income of $123.2 million or $2.72 per fully diluted share in 2002. Operating earnings for 2002 were $106.0 million, or $2.34 per fully diluted share. Operating earnings for 2002 exclude the $77 million cash payment received from Dime Bancorp, Inc. (“Dime”) on January 7, 2002, representing the final termination payment relating to the uncompleted merger of the Company and Dime.  Operating earnings for 2002 also exclude $21.5 million of one time expenses resulting from the merger resolution of $8.3 million and $13.2 million of other charges, and an additional $21.3 million provision for possible loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

The Company hadnet income of $94.5 million, or $2.00 per diluted share in 2001.
The Company had net income of $49.8 million, or $0.92 per fully diluted share in 2000.   Operating earnings for 2000 were $108.3 million, or $2.00 per diluted share.  Operating earnings in 2000 exclude $15.0 million in merger related and restructuring charges; $7.0 million of other nonrecurring operating charges; and $63.6 million in investment securities losses associated with the Company’s deleveraging program.

	Years Ended December 31,

	2002	2001	2000

Return on Average Assets	1.71%	1.41%	0.61%
Return on Average Assets (excluding special income/charges)	1.47%	1.41%	1.32%
Return on Average Equity	30.06%	24.95%	10.72%
Return on Average Equity (excluding special income/charges)	25.86%	24.95%	10.72%
Common Dividend Payout Ratio	40.77%	50.50%	101.09%
Common Dividend Payout Ratio (excluding special income/charges)	47.39%	50.50%	46.50%
Average Stockholders’ Equity to Average Assets Ratio	5.68%	5.64%	5.66%

          Average Balances, Net Interest Income, Yields, and Rates

	Years Ended December 31,

For the Years Ending	2002			2001			2000

($ 000)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Federal funds sold	—	—	—	108,026	3,241	3.00%	1,770	111	6.31%
Securities-taxable	2,222,928	125,521	5.65%	1,195,549	81,646	6.83%	2,098,809	133,921	6.38%
Securities-tax exempt (1)	38,030	1,762	4.63%	38,487	2,628	6.83%	36,217	2,643	7.30%
Loans (2)	4,287,200	306,487	7.15%	4,793,998	386,791	8.07%	5,470,763	475,672	8.69%
Total Earning Assets	$6,548,158	$433,770	6.62%	$6,136,060	$474,306	7.73%	$7,607,559	$612,347	8.10%
Cash and due from banks	274,759			226,551			243,729
Allowance for loan losses	(71,900)			(85,311)			(97,500)
Premises and equipment	107,291			120,880			129,502
Other assets	357,813			311,987			324,094

Total Assets	$7,216,121			$6,710,167			$8,207,384

Liabilities and Stockholders’ Equity
NOW accounts	$643,872	4,785	0.74%	$628,500	6,443	1.03%	$588,480	$7,475	1.27%
Savings accounts	1,286,822	12,910	1.00%	1,382,794	25,666	1.86%	1,504,151	38,506	2.56%
Money market accounts	1,096,161	20,495	1.87%	433,377	13,755	3.17%	441,228	15,560	3.53%
Time deposits	1,922,040	59,617	3.10%	2,279,391	109,199	4.79%	2,192,996	112,290	5.12%

Total Interest-Bearing Deposits	4,948,895	97,807	1.98%	4,724,062	155,063	3.28%	$4,726,855	$173,831	3.68%
Borrowings	212,513	6,517	3.07%	221,123	9,020	4.08%	1,575,481	93,564	5.94%
Long-term debt	349,432	24,922	7.13%	248,300	20,914	8.42%	253,882	21,188	8.35%

Total Interest-Bearing Liabilities	5,510,840	129,246	2.35%	5,193,485	184,997	3.56%	$6,556,218	$288,583	4.40%
Demand deposits	1,201,289			1,101,045			1,174,655
Other liabilities	94,154			36,990			11,651
Stockholders’ equity	409,838			378,647			464,860

Total Liabilities and Stockholders’ Equity	$7,216,121			$6,710,167			$8,207,384

Net Interest Income		$304,524			$289,309			$323,764

Net Interest Margin (3)			4.65%			4.71%			4.26%

(1)	The tax equivalent adjustments for the years ended December 31, 2002, 2001 and 2000 were $2,930, $3,023 and $3,113, respectively, and are based on a federal tax rate of 35%.
(2)

The tax equivalent adjustments for the years ended December 31, 2002, 2001 and 2000 were $837, $920 and $925, respectively, and are based on a federal tax rate of 35%.  Average loan balances include nonaccrual loans and loans held for resale.

(3)	Represents tax equivalent net interest income divided by interest-earning assets.

The following table presents the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated.  The change in interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rate (in thousands):

Changes in Taxable Equivalent Net Interest Income-Rate/Volume Analysis

	Increase/(Decrease) 2002 over 2001			Increase/(Decrease) 2001 over 2000

For the Years Ending December 31,	Volume	Rate	Total	Volume	Rate	Total

Loans	$(36,232)	$(44,072)	$(80,304)	$(54,603)	$(34,278)	$(88,881)
Securities-taxable	58,013	(14,138)	43,875	(61,685)	9,410	(52,275)
Securities-tax exempt	(21)	(845)	(866)	155	(170)	(15)
Federal funds sold	(3,241)	—	(3,241)	3,188	(58)	3,130

Total interest income	$18,519	$(59,055)	$(40,536)	$(112,945)	$(25,096)	$(138,041)

NOW	$114	$(1,772)	$(1,658)	$410	$(1,442)	$(1,032)
Savings	(963)	(11,793)	(12,756)	(2,253)	(10,587)	(12,840)
Money market	12,392	(5,652)	6,740	(249)	(1,556)	(1,805)
Time deposits	(11,084)	(38,498)	(49,582)	4,139	(7,230)	(3,091)
Short-term borrowings	(264)	(2,238)	(2,502)	(55,241)	(29,304)	(84,545)
Long-term debt	7,213	(3,206)	4,007	(470)	197	(273)

Total interest expense	$7,408	$(63,159)	$(55,751)	$(53,664)	$(49,922)	$(103,586)

Net Interest Income	$11,111	$4,104	$15,215	$(59,281)	$24,826	$(34,455)

Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid on interest bearing liabilities.  The principal earning assets are the loan portfolio, comprised of commercial loans to businesses, commercial mortgage loans; consumer loans (such as auto loans, home equity loans, etc.); credit card loans; and residential mortgages; and the investment securities portfolio.  The securities portfolio is invested primarily in mortgage-related securities, such as mortgage backed securities and collateralized mortgage obligations derived from mortgage backed securities; asset backed and other securities; and equity securities of the Federal Home Loan Bank, government sponsored enterprises (“GSEs”) and other entities.  Cash received from deposits and borrowings not required to fund loans and other assets are invested primarily in investment securities.  The principal interest bearing liabilities are deposit accounts and borrowings.  The Company may also receive interest income or incur interest expense on interest rate derivatives that it has entered into as hedges for certain assets and liabilities.

Net interest income is affected by a number of factors including the level, pricing, and maturity of earning assets and interest-bearing liabilities, interest rate fluctuations, asset quality and the amount of noninterest-bearing deposits and capital.  In the following discussion, interest income is presented on a fully taxable-equivalent basis (“FTE”).  Fully taxable-equivalent interest income restates reported interest income on tax-exempt loans and securities as if such interest were taxed at the statutory Federal income tax rate of 35%.

Net interest income on a FTE basis was $304.5 million for 2002 compared to $289.3 million for 2001 and $323.8 million for 2000.  The increase in net interest income in 2002 compared to 2001 was due to an increase in average earning assets, partially offset by a decrease in the net interest margin of 6 basis points.  The increase in average interest-earning assets was mainly due to an increase in average investment securities. This occurred due to a higher level of securities purchases in 2002, primarily associated with growth in money market deposits and long term debt.  The decline in net interest income in 2001 compared to 2000 was due to a $1.5 billion decrease in average interest-earning assets, partially offset by an increase in the net interest margin of 45 basis points.  This was primarily the result of the previously mentioned deleveraging strategy in 2000 (see Business;(a) General Development of Business; changes in asset size in recent years).  The increase in securities and the decrease in residential mortgages in 2002 and in 2001 was also attributable to the exchange of $118.0 million and $668.5 million of residential mortgages for mortgage backed securities backed by the same mortgages.  The mortgage exchanges resulted in a transfer of assets from the loan portfolio to the investment portfolio.

Net Interest Margin

Net interest margin is computed by dividing net interest income on a FTE basis by average interest-earning assets.  The Company’s net interest margin was 4.65% in 2002 compared to 4.71% in 2001 and 4.26% in 2000.  The 6 basis point decrease in net interest margin in 2002 from 2001 was due mainly to the decrease in interest rates on interest earning assets, due to the prevailing low interest rate environment, being greater than the decline in interest rates paid on deposits and borrowings.  Higher prepayments on securities and loans further negatively impacted the net interest margin due to a much lower reinvestment rate in 2002.  The 45 basis point increase in net interest margin in 2001 from 2000 was primarily due to lower interest rates paid on deposits and borrowings that exceeded the decrease in rates on interest earning assets.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $51.3 million for the year ended December 31, 2002, compared to $34.1million for the year ended December 31, 2001.  The increase was mainly due to a provision of $21.3 million established for the accelerated disposition of certain non-performing loans during 2002.  In 2001 the Company established a provision of $10.1 million related to loans that were held for sale.  The provision established for portfolio loans increased to $30 million at December 31, 2002 from $24 million at December 31, 2001,mainly due to the current economic conditions.  The provision established for portfolio loans remained the same from year end 2000 to year end 2001 at $24 million.

Noninterest Income

Noninterest income was $185.1 million for 2002, $109.4 million for 2001 and $31.1 million for 2000. The increase in 2002 over 2001 was due mainly to the $77 million Dime termination payment received.  The increase in 2001 over 2000 was due mainly to the $10.2 million in gains on assets held for sale in 2001 compared to net securities losses of $58.6 million in 2000 associated with the Company’s deleveraging program.

Noninterest income, excluding security gains/(losses), gains on assets held for sale and the Dime merger termination payment was $104.4 million for 2002, $98.1 million for 2001 and $89.7 million for 2000. The increase in 2002 compared to 2001 was due to higher credit card fees, commercial lending fees and increased income from separate account bank owned life insurance.  The increase in 2001 compared to 2000 was primarily due to increases in credit card fees, as a result of the Company’s growth in the private label credit card business, increased retail service fees and the Company’s investment in separate account bank owned life insurance in June 2001.

Noninterest income, excluding securities gains/(losses), gains on assets held for sale and the Dime merger termination payment, as a percentage of total net revenue (net interest income plus non interest income, excluding securities gains (losses), gains on assets held for sale and the Dime merger termination payment), was 26% in 2002, 26% in 2001, and 22% in 2000.

Noninterest Expenses

Noninterest expense was $247.1 million in 2002, $227.2 million in 2001 and $250.0 million for 2000.  The increase in 2002 over 2001 was due in most part to $21.5 million in one time merger resolution and other charges incurred in 2002.  The Company  classified as “Expenses related to Dime termination payment” $8.3 million, and the remaining $13.2 million was classified into other expense categories.  The $13.2 million was classified as follows: $0.2 million to salaries and benefits, $1.3 million to occupancy expenses, $1.1 million to equipment expense, $0.2 million to outside services-other and $10.4 million to other expenses. The decrease in 2001 compared to 2000 was due to merger related and restructuring costs of $15.0 million and other nonrecurring operating charges of $7.0 million incurred in 2000.

Noninterest expense, excluding the merger resolution, restructuring and other charges in 2002 and 2000 noted in the prior paragraph, decreased to $225.6 million in 2002 from $227.2 million in 2001 and $228.0 million in 2000.  The decline in 2002 compared to 2001 was primarily due to the elimination of amortization expense on goodwill, due to the implementation of FASB Statement No.#142, partially offset by increased salary and benefits expenses.  The decline in expense in 2001 compared to 2000 was due primarily to cost savings related to efficiencies in operations partially offset by higher business development expenses.

Salary and benefit expense was $94.8 million in 2002, $83.5 million in 2001 and $88.9 million in 2000.  The increase in 2002 as compared to 2001 was due primarily to additional salary expense related to the CBC transaction and increased retail and commercial banking incentive payments.  The decline in 2001 compared to 2000 was due to efficiencies realized in staff and support functions, including outsourcing of the internal audit function, and consolidation of benefit plans.

Equipment expense was $20.3 million in 2002 as compared to $18.6 million in 2001 and $20.4 million in 2000.  The higher expense in 2002 as compared to 2001 was due primarily to the Company enhancing its technology infrastructure.  The lower expense in 2001 when compared to 2000 resulted mainly from efficiencies achieved after system conversions relating to the 1999 acquisitions were completed.

Outside services expense was $53.0 million in 2002 as compared to $50.4 million in 2001 and $43.9 million in 2000.  The increase in 2002 compared to 2001 was due mainly to increased processing expense to support business expansion in credit card activities, the outsourcing of the internal audit function, and higher professional service fees.  The increase in 2001 from 2000 resulted primarily from higher expenses related to developing and supporting the Company’s business lines, paid primarily to third party data and item processing companies.

Occupancy expense increased in 2002 to $29.2 million compared to $27.6 million in 2001 and $25.5 million in 2000.  The increase in 2002 over 2001 was due in most part to the CBC acquisition, which added five banking offices.  The increase in 2001 over 2000 was due mainly to general increases in real estate taxes, maintenance contracts and rents paid.

Telephone expense of $6.1 million in 2002, $8.0 million in 2001 and $9.4 million in 2000 reflects the cost reduction programs initiated by the Company to reduce and control these expenses.

Marketing expense has declined slightly to $5.5 million at December 31, 2002 from $5.9 million at December 31, 2001 and $6.3 million at December 31, 2000 due to increased management focus on cost effective marketing expenditures.

Other expenses increased to $23.7 million for 2002 compared to $15.6 million in 2001 and $22.5 million in 2000.  The increase in 2002 over 2001 includes $10.4 in one time charges, as discussed below.  Excluding this other expenses have declined due to reductions in discretionary spending and other cost controls.

Amortization of goodwill was $0 in 2002,  $11.2 million in 2001 and $11.7 million in 2000.  Refer to the Recent Accounting Standards portion of the Notes to Consolidated Financial Statements for further discussion of intangible amortization.

Amortization of intangibles was $4.0 million in 2002, $3.8 million in 2001 and $3.8 in 2000.

In 2002 there were $8.3 million in expenses related to the Dime termination payment.  Of this amount $4.7 million was for an investment banking advisory fee, $1.6 million was for the acceleration of restricted stock, $1.1 million was for executive and other employee bonuses and $0.9 million was for other related expenses.  There were no merger related and restructuring costs in 2001.  Merger related and restructuring costs were $15.0 million and other nonrecurring operating charges were $7.0 million in 2000 primarily related to the terminated Dime merger of equals.  These merger related and restructuring costs include the approximate amounts of $4.8 million for the recognition of severance benefits and consulting agreements, $2.0 million for stay pay obligations to current employees, $2.0 million for payments and reserves for the settlements of pre-existing litigation at acquired institutions and $4.2 million for the recognition of obligations for which the Bank will not receive future benefits.  The balance of the expenses are comprised of building writedowns and miscellaneous expenses including search fees, advisor expenses, and other miscellaneous items.  The nonrecurring operating charges include $3.7 million related to the change to a new outsource service provider, $2.0 million for planned branch consolidation, and $1.3 million for the recognition of obligations for which the Bank will not recover future benefits.

Provision for Income Taxes

The Company considers its accounting for income taxes to be a critical accounting policy.  The potential establishment of a deferred tax valuation allowance can be based in part upon subjective measurements by management as to the realization of the Company’s deferred tax asset.  In addition a potential deferred tax valuation allowance could be material in nature to the operations of the Company.  The provisioning for income taxes may involve estimates as management takes into consideration investments in assets with favorable tax treatment and current and pending tax legislation.  The Company’s policies for Federal Income Taxes is further discussed under Note (1) Summary of Significant Accounting Policies.

The Company’s provision for income taxes was $64.2 million in 2002, $38.9 million in 2001 and $27.0 million in 2000.  The Company’s effective tax rate was 34.3% in 2002, 29.2% in 2001 and 35.1% in 2000.  The increase in provision in 2002 compared to 2001, and in 2001 compared to 2000, reflected an increase in pretax income in each year compared to the prior year.

The increase in the effective tax rate in 2002 compared to 2001 was primarily the result of the utilization in 2001 of tax losses generated by sales of securities in 2000 that were done as part of the Company’s deleveraging strategy.

The Company’s effective tax rate in 2002 was also favorably impacted by the Company’s increased investment in tax advantaged securities and increased average investment in separate bank owned life insurance, unfavorably impacted by an increase in the Company’s alternative minimum tax liability as a result of State of New Jersey legislation enacted during 2002; and favorably impacted by an updated assessment of all of the Company’s tax preference income, reserves and related liabilities.  The Company’s effective tax rate in 2001 was also favorably impacted by the Company’s increased investment in separate bank owned life insurance.

The Company’s effective tax rate in 2002, 2001 and 2000 was also favorably impacted by the Company’s use of HUB Mortgage Investments Inc. and NJ Investments of Delaware to assist in managing a portion of the Company’s investment portfolio (see Business (a) General Development of Business; Other Subsidiaries)

Financial Condition

Total assets at December 31, 2002 were $7.7 billion, an increase from total assets at December 31, 2001 of $7.0 billion. This increase was due to increases in investment securities of $631.6 million, net of the transfer of $576.3 million in available for sale securities to trading assets at December 31, 2001 and commercial, commercial mortgage, consumer and credit card loans of $263.6 million being offset in part by a decrease of $262.6 million in residential mortgage loans.  The increase in securities was due primarily to increased purchases associated with growth in money market deposits and long term borrowings.  The increase in commercial; commercial real estate; consumer; and credit card loans was due to an increased focus on core business activities.  The decline in residential mortgage loans was due to prepayments throughout the year, and an exchange of $117.7 million of residential mortgage loans for comparable mortgage backed securities, backed by the same mortgages, completed with Fannie Mae in the third quarter of 2002, now recorded in investment securities.

The Company designated $576 million of available for sale investment securities as trading account assets in the fourth quarter of 2001. The change in designation of securities resulted in a $10.2 million pretax gain in the fourth quarter of 2001. All of these securities were subsequently sold in the first quarter of 2002.  The designation of securities was done as part of an investment securities portfolio restructuring strategy to reduce the overall average life of the investment portfolio and increase its cash flow, in anticipation of a stronger economy and a higher interest rate environment at some point in the future.  This strategy also involved reducing the duration of the investment portfolio, and decreasing the potential changes in the market value of the underlying assets.  This restructuring strategy resulted in reduced interest income from its investment portfolio, but positioned the Company to have higher interest income when interest rates rise.

The Company also designated certain non-performing commercial and residential mortgage loans as held for sale assets in the fourth quarter of 2001.  The designation was done as part of a strategy to accelerate the resolution of such assets in 2002, to enable the Company to allocate more resources to new business activities.  The non-performing loans prior to designation had a net book value of $26.3 million.  The designation resulted in a $10.1 million provision for loan and lease losses relating to non-performing loans held for sale in the fourth quarter of 2001, and a corresponding charge off in the same amount.  These non-performing loans were sold during 2002 at a gain of $0.2 million

Total liabilities at December 31, 2002 were $7.2 billion, an increase from total liabilities at December 31, 2001 of $6.6 billion.  The increase was primarily due to a $216.2 million increase in deposits; a $157.7 million increase in borrowings; and a $159.3 million increase in subordinated debt.

Total Stockholders’ Equity was $432.5 million at December 31, 2002, an increase of $48.6 million from Stockholders’ Equity of $383.9 million at December 31, 2001. This increase was due primarily due to net income of $123.2 million and other comprehensive income of $4.4 million, partially offset by cash dividends declared and paid of  $50.2 million and purchases of treasury stock of $37.7 million.

Investment Securities

The securities portfolio serves as a source of liquidity, earnings, and a means of managing interest rate risk along with other asset liability management strategies.  Consequently, the securities portfolio is managed over time in response to changes in market conditions and loan demand. The securities portfolio comprised 34% of the total assets of the Company at December 31, 2002 and 28% of the total assets of the Company at December 31, 2001.

          The following tables summarize the composition of the investment securities as of December 31, 2002 and 2001 (in thousands):

	2002				2001

	Amortized Cost	Gross	Unrealized	Estimated Market Value	Amortized Cost	Gross	Unrealized	Estimated Market Value

		Gains	(Losses)			Gains	(Losses)

Available for Sale Portfolio
U. S. Government	$17,033	$101	$—	$17,134	$12,904	$147	$—	$13,051
States and Political subdivisions	44,710	675	(69)	45,316	26,992	363	(6)	27,349
Mortgage-backed securities	1,803,115	30,894	(1,872)	1,832,137	1,032,993	14,670	(1,068)	1,046,595
Asset backed and other debt securities	576,877	12,281	(17,652)	571,506	170,747	314	(31)	171,030
Federal Home Loan Bank stock	19,050	—	—	19,050	21,877	—	—	21,877
Other equity securities	129,834	1,940	(465)	131,309	126,684	614	(690)	128,608

	$2,590,619	$45,891	$(20,058)	$2,616,452	$1,394,197	$16,108	$(1,795)	$1,408,510

The following table summarizes trading assets at December 31, 2001 (in thousands):

Estimated Market Value

Trading Asset Portfolio
Mortgage-backed securities	$575,007
Other debt securities	1,301

Total	$576,308

Securities with a book value of $1,053.6 million and $169.9 million at December 31, 2002 and 2001, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.  The increase was due to the Company’s increased public sector deposits, which require different degrees of collateralization depending upon which state or municipality they are affiliated with.

The majority of the Company’s mortgage backed securities, and asset backed securities and other debt securities, are guaranteed by U.S. Agencies or Government Sponsored Entities (GSEs), or have credit ratings of triple A by one or more rating agencies.  The majority of these assets have fixed interest rates.

The majority of the Company’s other debt securities are capital trust securities and other corporate securities of other financial institutions, which are either not rated by the rating agencies, or have non investment grade credit ratings from one or more rating agencies.  The majority of these assets have fixed interest rates.  Other equity securities also include preferred stocks of GSEs, and common stocks of other financial institutions.

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, effective January 1, 2001.  At the same time, the total held to maturity investment portfolio, at an amortized cost of $520.2 million was transferred to the available for sale investment portfolio.  At the time of transfer the market value of these securities was $513.4 million and the unrealized loss on these securities was $6.8 million, which was recorded in other comprehensive income.

INVESTMENT SECURITIES PORTFOLIO
Carrying Value at End of Each Year

	As of December 31,

	2002	2001	2000

	(in thousands)
U.S. Treasury and other U.S. Government Agencies and Corporations	$1,172,419	$1,059,646	$742,308
State and Political Subdivisions	45,316	27,349	52,803
Asset backed, Other Mortgage Backed and Other Debt Securities	1,248,358	275,842	3,561
Equity Securities	150,359	45,673	144,247

Subtotal	2,616,452	1,408,510	942,919
Trading Assets	—	576,308	—

TOTAL	$2,616,452	$1,878,705	$942,919

Maturities and Weighted Average Yield for the Year Ending December 31, 2002 (in thousands)

	Maturing

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other U.S. Government Agencies and Corporations	$11,083	2.71%	$6,744	2.38%	$79,960	5.43%	$1,074,632	5.55%
States and Political Subdivisions	35,537	2.97%	6,404	5.59%	2,998	7.88%	377	8.01%
Asset backed, Other Mortgage Backed and Other Debt Securities	74,404	4.94%	38,547	3.13%	59,322	3.62%	1,076,085	5.60%
Equity Securities	19,050	5.49%	37,036	4.62%	—	—	94,273	3.56%

TOTAL	$140,074	4.34%	$88,731	3.87%	$142,280	4.73%	$2,245,367	5.49%

Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35.0 percent.

Contractual maturities of the Company’s investment securities may differ from expected maturities and average lives because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

In the two tables above, mortgage backed securities backed by government and government sponsored agencies are included in the U.S. Treasury and other U.S. Government Agencies and Corporations caption.  Other mortgage backed securities are included in the Asset backed, Other Mortgage Backed and Other Debt Securities caption.  Equity securities include both common and preferred stock as well as capital trust preferred securities.

Loans and Leases

                          Loan Portfolio Distribution of Loans by Category (excludes loans held for sale)

	(as of December 31,)

(Dollars in thousands)	2002	2001	2000	1999	1998

Loans secured by real estate:
Residential mortgage loans	$274,473	$537,055	$1,433,697	$1,639,578	$1,739,054
Residential home equity loans	356,193	329,571	338,164	357,941	230,587
Commercial mortgage loans	908,910	826,151	920,397	1,024,844	978,040

	$1,539,576	$1,692,777	$2,692,258	$3,022,363	$2,947,681

Commercial and financial loans:	1,784,444	1,728,793	1,891,171	1,766,248	1,237,685
Credit cards	340,173	299,295	158,922	209,863	107,331
Other loans to individuals	675,282	617,624	535,172	672,034	578,346

Total Loan Portfolio	$4,339,475	$4,338,389	$5,277,523	$5,670,508	$4,871,043

Total loans, increased by $1.0 million to $4,339 million at December 31, 2002 from $4,338 million at December 31, 2001.  The increase was mainly due to increases in the commercial, commercial mortgage, consumer and credit card portfolios being offset in part by a decline in the residential mortgage portfolio. The decrease in residential mortgage loans resulted from prepayments throughout the year, and an exchange of $118.0 million of residential mortgage loans for comparable mortgage backed securities, backed by the same mortgages, completed with Fannie Mae in the third quarter of 2002.

Total loans, decreased by $939.1 million to $4,338 million at December 31, 2001 from $5,278 million at December 31, 2000.  The decline was mainly due to decreases in residential and commercial mortgage loans.  The decrease in residential mortgage loans was due in most part to an exchange of $668.5 million of residential mortgage loans for comparable mortgage backed securities, backed by the same mortgages, completed with Freddie Mac in 2001.  Credit card and other loans to individuals increased from year-end 2000 to year-end 2001.

The Company continued its emphasis on commercial; commercial mortgage; consumer; and credit card loans in 2002 and 2001.  These loans represented 93.7% of loans at December 31, 2002; 87.6% of loans at December 31, 2001 and 72.8% of loans at December 31,2000.

The following table shows the maturity of loans outstanding (excluding 1-4 family residential mortgages).  Also provided are the amounts classified according to the sensitivity to changes in interest rates.

Maturities and Sensitivity to Changes in Interest Rates as of December 31, 2002 (in thousands)

	MATURING

(In thousands)	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial and Financial	$837,985	$408,322	$277,268	$1,523,575
Real Estate Construction	204,505	38,086	18,278	260,869
Commercial Mortgage	244,755	313,496	350,659	908,910
Consumer Loans	471,436	278,880	281,159	1,031,475

TOTAL	$1,758,681	$1,038,784	$927,364	$3,724,829

Contractual maturities of the Company’s loans may differ from expected maturities and average lives because borrowers may have the right to call or prepay loans with or without call or prepayment penalties.

SENSITIVITY TO CHANGES IN INTEREST RATES

	As of December 31, 2002

	Fixed Rate	Variable Rate

Due Within One Year	$352,436	$1,406,245
Due After One But Within Five Years	682,915	355,869
Due After Five Years	695,075	232,289

TOTAL	$1,730,426	$1,994,403

                                Asset Quality

The Company’s principal earning assets are its loans, which are made primarily to businesses and individuals located in its four state business area.  Inherent in the lending business is the risk of deterioration in a borrower’s ability to repay loans under existing loan agreements.  Other risk elements include the amount of nonaccrual and past-due loans, the amount of potential problem loans, industry or geographic loan concentrations, and the level of OREO that must be managed and disposed of.

Nonaccruing loans include commercial loans and commercial mortgage loans past due for payment 90-days or more or deemed uncollectable. Consumer loans are charged off after 120 days and credit card loans are charged off after 180 days.  Residential real estate loans are generally placed on nonaccrual status after 180 days of delinquency.  Any loan may be put on nonaccrual status earlier if the Company has concern about the future collectability of the loan or its ability to return to current status.  The Company believes that the practices it follows for classifying loans as non-accrual loans are generally consistant with general practices within the banking industry.

Nonaccrual real estate mortgage loans are principally loans secured by real estate in the forclosure process, including single family residential, multi-family, and commercial properties.

Nonaccruing consumer credit loans are loans to individuals.  Excluding the credit card receivables, these loans are principally secured by automobiles or real estate.

At December 31, 2002 and December 31, 2001, the Company had $98.0 million and $113.8 million respectively in classified loans. Renegotiated loans are loans which were renegotiated as to the term or rate or both to assist the borrower after the borrower has suffered adverse effects in financial condition.  Terms are designed to fit the ability of the borrower to repay and the Company’s objective of obtaining repayment.  The Company has no loans which are considered renegotiated as of December 31, 2002.

OREO consists of properties on which the Bank has foreclosed or has taken a deed in lieu of the loan obligation.  OREO properties are carried at fair value, net of estimated costs to sell.  The cost to maintain the properties during ownership and any further declines in fair value are charged to current earnings.  The Company has been successful in disposing of OREO properties, including those acquired in acquisitions.  OREO amounted to $1.3 million at December 31, 2002, $3.4 million at December 31, 2001, and $4.3 million at December 31, 2000.

                        Nonperforming Assets

Nonperforming assets were $16.7 million at December 31, 2002 compared to $47.9 at December 31, 2001 and $62.2 million at December 31, 2000.  The decline in non-performing assets in 2002 was due primarily to sales, accelerated dispositions and other resolutions.  The decline in non performing assets at December 31, 2001 from December 31, 2000 was mainly the result of the Company’s chargeoffs of non performing loans and resolutions of non performing loans in 2001.

The amount of interest income on nonperforming loans which would have been recorded had these loans continued to perform under their original terms amounted to $3.0 million in 2002, $7.6 million in 2001, and $4.5 million in 2000.  The amount of interest income recorded on a cash basis on such loans for each of the years was $0.9 million in 2002, $0.9 million in 2001, and $0.6 million in 2000.  The Company has no outstanding commitments to advance additional funds to borrowers whose loans are in a nonperforming status.

Measures to control and reduce the level of nonperforming loans are continuing.  Efforts are made to identify slow paying loans and collection procedures are instituted.  After identification, steps are taken to understand the problems of the borrower and to work with the borrower toward resolving the problem, if practicable.  Continuing collection efforts are a priority for the Company.

The following table summarizes the Company’s nonperforming assets at the dates indicated (in thousands):

Nonperforming Assets (including assets held for sale)

	at December 31,

	2002	2001		2000	1999	1998

Nonaccrual Loans	$15,357	$44,469	[1]	$57,898	$46,352	$46,178
Renegotiated Loans	—	—		—	2,751	5,632

Total Nonperforming Loans	$15,357	$44,469		$57,898	$49,103	$51,810

Other Real Estate Owned	1,315	3,381		4,318	3,948	8,151

Total Nonperforming Assets	$16,672	$47,850		$62,216	$53,051	$59,961

Ratios:
Nonaccrual Loans to Total Loans	0.35%	1.02%		1.10%	0.82%	0.95%
Nonperforming assets to loans and OREO	0.38	1.10		1.18	0.93	1.23
Allowance for Loan and Lease Losses to Nonaccrual Loans	468	158		164	213	165
Allowance for Loan and Lease Losses to Nonperforming Loans	468	158		164	201	147

1Includes $16.2 million of nonperforming loans held for sale at December 31, 2001.

               The following table shows the loans past due 90 days or more and still accruing and applicable asset quality ratios:

	As of December 31,

(Dollars in thousands)	2002	2001	2000

Commercial & industrial	1,596	$2,600	$4,293
Real estate mortgages	6,921	6,053	13,080
Consumer credit	2,269	3,287	4,034
Credit card	9,004	9,068	8,371

Total Loans Past-Due 90-Days or More and Still Accruing	19,790	$21,008	$29,778

As a percent of Total Loans	0.46%	0.48%	0.56%

The Company determines the placement of loans into the 90 days past due or more and still accruing based on management’s determination of the collectability of the assets and their associated interest.

                    Allowance for Loan and Lease Losses

The Company considers its allowance for loan and lease loss policy to be a critical accounting policy.  The methodology for assessing the adequacy of the allowance as well as the components of the allowance includes management’s subjective judgements on such factors as: economic data, peer comparisons, trends in criticized loans and the designation of individual loans as requiring attention.  The Company’s policy regarding the allowance for loan and lease losses is further discussed in Note (1) Summary of Significant Accounting Policies.

The provision for loan and lease losses was $51.3 million for 2002 compared with $34.1 million in 2001 and $24.0 million in 2000.  The increase in the provision in 2002 compared to 2001 resulted mainly from a provision of $21.3 established in the first quarter of 2002 in conjunction with the planed accelerated disposition of certain nonperforming commercial mortgage loans and residential mortgage loans, which were also charged off in the first quarter of 2002. The higher provision was established as part of a strategy to accelerate the resolution of such assets in 2002, to enable the Company to allocate more resources to new business activities.  The $6 million increase in the provision for portfolio loans in 2002 over 2001 was due to a more conservative provision by the Company given the current economic conditions.  The increase in provision in 2001 compared to 2000 included a $10.1 million provision in the fourth quarter of 2001 for the planned sale of non performing loans, which were sold in 2002.

Management formally reviews the loan portfolio, the allowance for loan and lease losses and the components of the allowance for loan and lease loss for credit risk on a monthly basis throughout the year.  Such review takes into consideration the Company’s assessment of the financial condition of the borrowers, and the Company’s internal risk grading of the borrowers, fair value of the collateral, level of delinquencies, historical loss experience by loan category, industrial trends and the impact of local and national economic conditions.  Management also evaluates the Allowance for Loan and Lease lossess, and the components of the Allowance for Loan and Lease Losses throughout the year, based on changes in external conditions and other factors, and makes changes to the Allowance accordingly.

The determination of the adequacy of the Allowance for Loan and Lease Losses (“the Allowance”) and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management.  The evaluation process is undertaken on a monthly basis.  The methodology employed for assessing the adequacy of the Allowance consists of the following two criteria:

1.

The establishment of allowance amounts for all specifically identified criticized loans, including those arising from business combinations, that have been designated as requiring attention by management’s internal loan review program.

2.

The establishment of allowances for pools of homogenous types of loans not subject to specific review, including 1-4 family residential mortgages, consumer loans, and credit card accounts, based upon historical loss rates

An allocation of the allowance for the non-criticized loans in each portfolio is determined based upon the historical average loss experience of those portfolios.

Consideration is also given to the changed risk profile brought about by the aforementioned business combinations, customer knowledge, the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company’s lending work out and collection staffs, underwriting policies, loss histories, delinquency trends, the cyclical nature of economic and business conditions and the concentration of real estate related loans located within the Company’s footprint.  Since many of the loans depend upon the sufficiency of collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss.  Other evidence used to determine the amount of the Allowance and its components are as follows:

•	regulatory and other examinations

•	the amount and trend of criticized loans

•	actual losses

•	peer comparisons with other financial institutions

•	economic data associated with the real estate market in the Company’s area of operations

•	opportunities to dispose of marginally performing loans for cash considerations

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance for  Loan and Lease Losses to be adequate at December 31, 2002.

The following is a summary of the activity in the allowance for possible loan and lease losses, by loan category, for the years indicated (in thousands):

                    Allowance for Loan and Lease Losses

	2002	2001	2000	1999	1998

Amount of Loans Outstanding at End of Year	$4,339,475	$4,460,787	$5,277,523	$5,679,581	$4,885,643
Daily Average Amount of Loans Outstanding	4,287,200	4,793,998	$5,470,763	$5,136,467	$4,923,410
Allowance for Loan and Lease Losses
Balance at beginning of year	$70,046	$95,180	$98,749	$76,043	$85,230
Loans charged off:
Real estate mortgages	2,420	6,851	2,847	13,657	11,207
Commercial and Industrial	10,505	21,323	8,778	10,388	10,034
Consumer Credit	27,155	33,517	23,781	24,012	22,083
Other	79	67	—	—	—
Accelerated disposition	21,333	—	—	—	—
Assets held for sale (1)	—	10,147	—	—	9,521

Total loans charged off	$61,492	$71,905	$35,406	$48,057	$52,845
Recoveries:
Real estate mortgages	912	935	772	1,902	988
Commercial and Industrial	4,636	1,625	1,822	1,962	1,629
Consumer Credit	6,412	5,255	5,243	6,065	3,437
Other	82	98	—	—	47

Total recoveries	12,042	7,913	7,837	9,929	6,101

Net loans charged off	49,450	63,992	27,569	38,128	46,744
Provision for loan and lease losses - portfolio loans	30,000	24,000	24,000	52,200	35,607
Provision for loan and lease losses - non-performing loans held for accelerated disposition or for sale	21,333	10,147	—	—	—
Allowance acquired through mergers and acquisitions	—	4,711	—	8,634	1,950

Balance at end of year	$71,929	$70,046	$95,180	$98,749	$76,043

Provision for loan and lease losses as a percentage of average loans outstanding	1.20%	0.71%	0.44%	1.02%	0.72%
Net charge offs as a percentage of average loans outstanding	1.15%	1.33%	0.50%	0.74%	0.95%
Allowance for loan and lease losses as a percentage of loans outstanding at year end	1.66%	1.57%	1.80%	1.74%	1.56%

(1)	The writedown of assets held for sale pertains to the planned disposal of $16.2 million of nonaccrual loans in 2001and $54 million of nonaccrual loans and OREO properties in 1998.

The following is the allocation of the allowance for loan and lease losses by loan category (in thousands):

Allocation of the Allowance for Loan and Lease Losses

	As of December 31,

	2002		2001		2000		1999		1998

	Allowance	Category Percent of Loans(%)	Allowance	Category Percent of Loans(%)	Allowance	Category Percent of Loans(%)	Allowance	Category Percent of Loans(%)	Allowance	Category Percent of Loans(%)

Real estate mortgages	$12,350	27.3%	$9,607	30.7%	$23,245	44.4%	$25,484	46.5%	$23,868	60.6%
Commercial and industrial	19,722	41.1%	32,546	41.3%	42,355	36.2%	43,974	31.8%	18,493	25.3%
Consumer Credit	35,318	31.6%	27,893	28.0%	28,278	19.4%	24,895	21.7%	20,650	14.1%
Unallocated	4,539		0		1,302		4,396		13,032

Total	$71,929	100%	$70,046	100.0%	$95,180	100.0%	$98,749	100.0%	$76,043	100.0%

                    Deposits

As of December 31, 2002, Hudson had 98 branch offices in New Jersey, 37 branch offices in New York State, 45 branch offices in Connecticut, and 25 branch offices in Pennsylvania, for a total of 205 branches.

The following table summarizes deposits at the dates indicated (in thousands):

	December 31,

	2002		2001		2000

	2002	% of Total	2001	% of Total	2000	% of Total

Noninterest-bearing deposits	$1,304,289	21.0%	$1,215,367	20.3%	$1,162,677	20.0%
NOW accounts	712,004	11.5%	682,303	11.4%	577,100	9.9%
Savings deposits	1,231,225	19.9%	1,317,973	22.0%	1,441,073	24.8%
MMDA	1,176,004	19.0%	551,661	9.2%	503,541	8.7%
Time deposits	1,776,179	28.6%	2,216,241	37.1%	2,128,876	36.6%

Total Deposits	$6,199,701	100.0%	$5,983,545	100.0%	$5,813,267	100.0%

Total deposits increased by $216.2 million at December 31, 2002 compared to December 31, 2001.  The increase was attributable to increases in non-interest bearing, NOW and MMDA accounts being offset in part by declines in savings accounts and time deposits.  Total deposits increased by $170.3 million at December 31, 2001 compared to December 31, 2000.  The increase was attributed to increases in noninterest bearing, NOW  and MMDA being partially offset by declines  in time deposits and savings accounts.  Management has focused on increasing non-interest bearing and low cost deposits by offering products designed to bring in balances of this type.  Part of the increase in NOW accounts and most of the increase seen in the MMDA category was from the increased emphasis in 2002 on public sector deposits.  Time deposits decreased as the Company experienced run-off as these products repriced in the current low interest rate environment.

The following table sets forth average deposits and average rates for each of the years indicated.

	2002		As of December 31, 2001		2000

	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

	(In thousands)
Noninterest bearing demand deposits	$1,201,289		$1,101,045		$1,174,655
Interest bearing NOW	643,872	0.74%	628,500	1.03%	588,480	1.27%
Savings deposits	1,286,822	1.00%	1,382,794	1.86%	1,504,151	2.56%
Interest-bearing MMDA	1,096,161	1.87%	433,377	3.17%	441,228	3.53%
Time deposits	1,922,040	3.10%	2,279,392	4.79%	2,192,996	5.12%

TOTAL	$6,150,184		$5,825,108		$5,901,510

Maturities of certificates of deposit and other time deposits of $100,000 or more issued, outstanding at December 31, 2002 are summarized as follows:

	Time Certificates of Deposit	Other Time Deposits	Total

	(In thousands)
3 months or less	$154,814	$125,988	$280,802
Over 3 through 6 months	205,183	7,500	212,683
Over 6 through 12 months	32,909	22,791	55,700
12 months and over	21,713	59,988	81,701

TOTAL	$414,619	$216,267	$630,886

Borrowings

The following is a summary of borrowings at December 31, 2002 (in thousands):

The following table shows the distribution of the Company’s borrowings and the weighted average interest rates thereon at the end of each of the last three years.  Also provided are the maximum amounts of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

	Securities Sold Under Agreement to Repurchase	Other Borrowings

	(In Thousands)
At December 31:
2002	$134,920	$334,766
2001	213,346	98,620
2000	176,878	181,983
Weighted average interest rate at year end:
2002	1.93%	1.38%
2001	2.40%	4.93%
2000	4.69%	6.23%
Maximum amount outstanding at any month’s end:
2002	$142,301	$334,766
2001	228,347	147,649
2000	1,268,412	1,500,562
Average amount outstanding during the year:
2002	$131,439	$81,075
2001	166,703	54,420
2000	718,444	857,037
Weighted average interest rate during the year:
2002	2.18%	3.49%
2001	3.89%	5.59%
2000	5.75%	6.09%

                    Liquidity

Liquidity is a measure of the Company’s ability to meet the needs of depositors, borrowers, and creditors at a reasonable cost and without adverse financial consequences.  The Company has several liquidity measurements that are evaluated on a frequent basis.  The Company has adequate sources of liquidity including the ability to attract deposits from individuals, businesses and public sector customers through its branches ATMs, call center, internet banking capabilities and marketing efforts of its employees; brokered deposits from securities firms; cash flow from interest prepayments and principal repayments on investment securities and loans; sales of securities , loans or other assets, and the ability to borrow funds on a collateralized basis from the Federal Home Loan Bank and Federal Reserve discount window; repurchase agreements collateralized by securities with securities firms; and other sources.  The management of balance sheet volumes, mixes, and maturities enables the Company to maintain adequate levels of liquidity.

The Company does not rely on its unsecured credit ratings for borrowing senior debt to fund its operations in the institutional certificate of deposit market or debt market.  The Company does rely on its unsecured credit ratings for issuing subordinated debt and capital trust securities to enhance its regulatory capital ratios, or to replace subordinated debt and capital trust securities from time to time that the Company has redeemed or repurchased.

The Bank and the Company have obtained credit ratings for certain of its obligations from Moody’s, Standard and Poor’s and Fitch, which are nationally recognized rating agencies.

The Company’s credit ratings are as follows:

		Moody’s	S & P	Fitch

Bank	Short-term deposits	P2	A2	F2
	Long-term deposits	Baa1	BBB	BBB+
	Subordinated debt	Baa3	BBB-	BBB
Company	Subordinated debt	Not rated	BB+	BBB
	Capital trust securities	Not rated	Not rated	BBB

Any downgrading of the Company’s unsecured credit ratings would not cause the interest rate on any of its subordinated debt or capital trust securities to increase, or cause the principal amount to be putable by the holders to the Company.

A downgrading of the Company’s unsecured credit ratings could make it difficult for the Company to issue additional subordinated debt or capital trust securities on attractive terms, if at all.

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

	Regulatory Minimum Capital Ratios	Well Capitalized Capital Ratios	Company Capital Ratios

Tier 1 Leverage Ratio	4%	5%	5.8%
Tier 1 Risk-Based Capital Ratio	4%	6%	7.9%
Total Risk-Based Capital	8%	10%	13.1%

At December 31, 2002, 2001, and 2000, the Company exceeded all regulatory capital guidelines including those for a well-capitalized institution (See Note 24 to the Consolidated Financial Statements).

On September 3, 1998, the Company paid a 3% stock dividend and increased its regular quarterly cash dividend to $0.25 per common share.  On December 1, 1999, the Company paid a 3% stock dividend and maintained its regular quarterly cash dividend at $0.25 per common share. On December 1, 2000, the Company paid a 10% stock dividend and maintained its regular quarterly cash dividend at $0.25 per common share.  On October 24, 2001 the Company increased its cash dividend to $.26 per share. In the second quarter of 2002 the Company increased its cash dividend to $.28 per share.  The dividend payout ratio, based on cash dividends per share and diluted earnings per share, was 40.8% for 2002 compared to 50.5% for 2001 and 101.1% in 2000.  The decrease in the dividend payout ratio in 2002 compared to 2001, and in 2001 compared to 2000, was due primarily to increased net income in 2002 and in 2001.

In May 2002, the Bank issued $200.0 million aggregate principal amount of subordinated debentures.  The debentures, which mature in 2012, bear interest at a fixed interest rate of 7.00% per annum payable semi-annually.  Proceeds of the above issuance was used for general corporate purposes including providing Tier 2 capital to Hudson United.

In September 1996, the Company issued $75.0 million of subordinated debt.  The subordinated debentures bear interest at a fixed rated of 8.20% per annum payable semi-annually and mature in 2006.   The Company repurchased $7.0 million of this debt during 2002.

In March 1996, the Company issued $23.0 million aggregate principal amount of subordinated debentures which mature in 2006 and bear interest at a fixed rate of 8.75% per annum payable semi-annually. These notes were redeemable at the option of the Company, in whole or in part, at any time after April 1, 2001, at their stated principal amount plus accrued interest, if any.   On January 7,2002, the Company announced the redemption of this issue.  The notes were redeemed in February 2002.

In January 1994, the Company issued $25.0 million aggregate principal amount of subordinated debentures which mature in 2004 and bear interest at a fixed rate of 7.75% per annum payable semi-annually. During 2002 the Company repurchased $16.2 million of this debt.

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

On January 1997, the Company placed $50.0 million in aggregate liquidation amount at a fixed rate 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount at a fixed rate of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital Securities are redeemable by the Company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.  $45.3 million of the 8.98% Capital Securities remained outstanding as of December 31, 2002.

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

At the end of the reporting period, there were no known uncertainties that will have or that are reasonably likely to have a material effect on the Company’s liquidity or capital resources.

The following is a maturity distribution of outstanding subordinated debt and capital trust securities at December 31, 2002 (in millions)

Year Maturing	Year Callable	Subordinated Debt	Capital Trust Securities	Total ($millions)

2004	Not callable	8.8		$8.8
2006	Not callable	69.0		69.0
2012	Not callable	204.5		204.5
2027	2002		25.0	20.0
2027	2007		45.3	45.3
2028	2008		50.0	50.0

		$282.3	$120.3	$402.6

The above schedule includes $5.5 million in mark to market adjustment that is included on the Company’s balance sheet on the portion of the Company’s subordinated debt that is hedged with interest rate derivatives On January 2, 2003 the Company announced the call of the 9.25% Capital Securities.  The securities were redeemed on February 3, 2003.

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

Liquidity risk is the risk to earnings or capital that would arise from a bank’s inability to meet its obligations when they come due, without incurring unacceptable losses. Liquidity management is a planning process that ensures that the Company has ample funds from operations; cash flow from interest, prepayments and principal repayment of loans and investment securities; proceeds from sales of assets; and cash flow from increases in deposits from customers to satisfy operational needs; potential deposit outflows; repayment of borrowings; loan commitments; and the projected credit needs of its customer base.  In addition, the Company has a number of collateralized borrowing facilities with the Federal Home Loan Bank and Federal Reserve, primary broker dealers and other sources that are or can be used as sources of liquidity without having to sell assets to raise cash.

The Company has an asset/liability management committee, which manages the risks associated with the volatility of interest rates and the resulting impact on net interest income, net income and capital.  The management of interest rate risk at the Company is performed by:  “income simulation analysis” which analyzes the effects of interest rate changes on net interest income, net income and capital over specific periods of time and captures the dynamic impact of interest rate changes on the Company’s mix of assets and liabilities.

The Asset/Liability Committee of the Company believes that financial simulation modeling reasonably estimates the effects and exposure on net interest income to changes in interest rates.  It attempts to measure the degree to which the interest income and interest expense on certain assets and liabilities which are directly linked to market indices, such as Fed Funds or the Prime Rate or LIBOR, may change as market interest rate changes.  It also attempts to measure the degree to which interest expense on deposits, the rates which are administered by the Bank’s management, but which need to be generally competitive with the administered deposit rates established by other banks, may change as market interest rates change, and the degree to which balances in deposit accounts may change due to changes in administered rates implemented by the Bank’s management.  It additionally attempts to measure how changes in the composition of the investment portfolio may change the potential interest income and cash flow of the Bank, and how hedging instruments such as interest rate derivatives may be used to change the interest sensitivity of certain assets and liabilities.  As such, net interest income simulation is designed to address the likely probability of changes in net interest income as a result of interest rate changes and behavioral response of the components of the balance sheet to those changes. The Market Value of Portfolio Equity represents the estimated fair values of the net present value of assets, liabilities, and off-balance sheet items.   The estimated fair value of many loans and other assets, and of deposits and many other liabilities, may not be based on public market prices if markets do not readily exist for trading and valuing such assets and liabilities.

Financial modeling is performed under several scenarios including a regulatory interest rate shock scenario which measures changes in net interest income over the next twelve months and market value of portfolio equity given instantaneous and sustained changes in interest rates.

The Company enters into interest rate derivative contracts (interest rate swaps; interest rate floors; and interest rate caps) from time to time for asset liability management purposes. The purpose of these contracts is to limit the volatility in the Company’s net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company’s overall asset liability risk.  Management did not enter into these contracts for speculative purposes.  The Company’s derivative contracts include Prime Rate indexed interest rate swaps and floors and caps entered into to limit the variability of the interest income of a specified pool of Prime Rate indexed loans.  The Company’s derivative contracts also include LIBOR indexed interest rate swaps entered into in connection with certain fixed rate certificates of deposits and with a specified amount of the Company’s fixed rate borrowings, to effectively convert those fixed rate liabilities into LIBOR indexed liabilities.  The notional amount of the derivative contracts totals $860 million at December 31, 2002.

Under SFAS No.133, the Company has adopted hedge accounting for these contracts.  The derivative contracts hedging the pool of prime rate-based loans are being accounted for as “cash flow hedges” under SFAS No.133, whereby the net payments under the contracts are recorded in interest income and the change in valuation of the contracts are recorded in “accumulated other comprehensive income (loss)” in total stockholders’ equity.  Changes in interest rates will impact the cash flows and valuation of the derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario.  The derivative contracts hedging the fixed rate certificates of deposit and the fixed rate subordinated debt are accounted for as “fair value” hedges using the “short-cut method” under SFAS No. 133.  Under the short-cut method, any changes in value of the hedged item is assumed to be exactly as much as the change in the value of the derivative contract.  Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings.

The Company’s policies for the use of interest rate derivative contracts, its actual use of interest rate derivative contracts, and the effectiveness of the interest rate derivative contracts as hedges are reviewed throughout the year by the Company’s Asset Liability Committee.

The following table depicts the Company’s sensitivity to interest rate changes and the effects on the  Market Value of Portfolio Equity as of December 31, 2002 under several scenarios (in thousands).

                    Rate Shock Model

Basis point rate change	Net Interest Income	Effect on Market Value of Portfolio Equity

+200 bp	+4%	-20%
+100 bp	+2%	-10%
-100 bp	-2%	+10%

The following table illustrates the changes in the Bank’s quarterly net interest income in 2002.  Management believes that the results shown in the following table indicate that the Company’s use of financial simulation modeling helped it maintain generally stable net interest income during the year:

Quarter Ended	Net Interest Income (millions)

March 31, 2002	$71.6
June 30, 2002	$75.3
September 30, 2002	$77.2
December 31, 2002	$76.7

Item 7A. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations “Interest Rate and Liquidity Sensitivity Management”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included in this item
Report of Independent Auditors
Consolidated Balance Sheets at December 31, 2002 and 2001
Consolidated Statements of Income for each of the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the each of the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Stockholder’s Equity for each of the years ended December 2002, 2001 and 2000
Notes to Consolidated Financial Statements

Selected quarterly financial data of the Company for 2002 and 2001 are reported in “Item7- Management’s Discussion and Analysis of Financial Condition and Results of Operations-Selected Quarterly Financial Data”.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Hudson United Bancorp:

We have audited the accompanying consolidated balance sheet of Hudson United Bancorp and Subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Hudson United Bancorp and Subsidiaries as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated January 15, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson United Bancorp and Subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the year ended in conformity with accounting principles generally accepted in the United States.

/s/E RNST A ND Y OUNG LLP

Ernst & Young LLP New York, New York January 17, 2003

Hudson United Bancorp and Subsidiaries
Consolidated Balance Sheets

(in thousands)	Dec 31, 2002	Dec 31, 2001

ASSETS
Cash and due from banks, primarily non-interest bearing	$275,580	$231,641
Federal funds sold and other	—	557

TOTAL CASH AND CASH EQUIVALENTS	$275,580	$232,198
Investment securities available for sale, at market value	$2,616,452	$1,408,510
Trading assets, at market value	576,308	—
Loans held for Sale	16,185	—
Loans and leases:
Commercial and financial	$1,784,444	$1,728,793
Commercial real estate mortgages	908,910	826,151
Consumer	1,031,475	947,195
Credit card	340,173	299,295

Sub-total	$4,065,002	$3,801,434
Residential mortgages	274,473	537,055

TOTAL LOANS AND LEASES	$4,339,475	$4,338,489
Less: Allowance for loan and lease losses	(71,929)	(70,046)

NET LOANS AND LEASES	$4,267,546	$4,268,443

Premises and equipment, net	100,991	115,273
Other real estate owned	1,315	3,381
Core deposit intangibles, net of amortization	26,423	26,308
Goodwill	73,733	59,849
Investment in separate account bank owned life insurance	137,158	129,375
Other assets	152,063	163,705

TOTAL ASSETS	$7,651,261	$6,999,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,304,289	$1,215,367
NOW, money market and savings	3,119,233	2,551,937
Time deposits	1,776,179	2,216,241

TOTAL DEPOSITS	$6,199,701	$5,983,545
Customer repurchase agreements	134,920	213,346
Other short-term borrowings	334,766	98,620

TOTAL BORROWINGS	$469,686	$311,966
Other liabilities	146,795	71,820
Subordinated debt	282,253	123,000
Company-obligated mandatorily redeemable preferred capital securities of three
Subsidiary trusts holding solely junior subordinated debentures of the Company	120,300	125,300

TOTAL LIABILITIES	$7,218,735	$6,615,631
Stockholders’ Equity:
Common stock, no par value; authorized 103,000,000 shares; 52,186,866 shares issued and 45,023,459 shares outstanding December 31, 2002 and 52,186,866 shares issued and 45,814,227 shares outstanding December 31, 2001	$92,788	$92,796
Additional paid-in capital	313,467	320,309
Retained earnings	177,544	104,570
Treasury stock, at cost, 7,163,407 shares December 31, 2002 and 6,372,639 shares December 31, 2001	(169,871)	(146,560)
Restricted Stock	(2,456)	(3,795)
Accumulated other comprehensive income	21,054	16,584

TOTAL STOCKHOLDERS’ EQUITY	$432,526	$383,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,651,261	$6,999,535

See Notes to Consolidated Financial Statements.

Hudson United Bancorp and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,

(in thousands, except share data)	2002	2001	2000

INTEREST AND FEE INCOME:
Loans and leases	$303,558	$383,768	$472,559
Investment securities	124,058	75,664	134,881
Other	2,387	10,931	869

TOTAL INTEREST AND FEE INCOME	$430,003	$470,363	$608,309

INTEREST EXPENSE:
Deposits	$97,807	$155,063	$173,831
Borrowings	6,517	9,020	93,564
Subordinated and other debt	24,922	20,914	21,188

TOTAL INTEREST EXPENSE	$129,246	$184,997	$288,583

NET INTEREST INCOME	$300,757	$285,366	$319,726
PROVISION FOR E LOAN AND LEASE LOSSES,
PORTFOLIO LOANS	30,000	24,000	24,000
PROVISION FOR LOAN AND LEASE LOSSES,
NON-PERFORMING LOANS HELD FOR ACCELERATED DISPOSITION OR SALE	21,333	10,147	—

TOTAL PROVISION FOR LOAN AND LEASE LOSSES	51,333	34,147	24,000

NET INTEREST INCOME AFTER PROVISION FOR
LOAN AND LEASE LOSSES	$249,424	$251,219	$295,726

NONINTEREST INCOME:
Retail service fees	$36,895	$36,174	$29,538
Credit card fee income	24,327	22,019	21,798
ATM and debit card fees	7,552	6,964	6,382
Separate account bank owned life insurance income	7,783	4,375	—
Trust income	3,079	3,289	3,773
Dime merger termination payment	77,000	—	—
Gains on assets held for sale	197	10,151	—
Impairment on mortgage related servicing assets	(2,815)	—	—
Securities gains/(losses)	3,545	1,205	(58,639)
Other income	27,559	25,248	28,243

TOTAL NONINTEREST INCOME	$185,122	$109,425	$31,095

NONINTEREST EXPENSE:
Salaries and benefits	$94,771	$83,483	$88,917
Occupancy expense	29,180	27,560	25,492
Equipment expense	20,327	18,630	20,388
Deposit and other insurance	2,238	2,519	2,596
Outside services – data processing	26,939	28,071	24,600
Outside services – other	26,034	22,370	19,342
Amortization of intangibles	4,015	3,808	3,808
Amortization of goodwill	—	11,243	11,729
Marketing expense	5,513	5,928	6,337
Telephone expense	6,099	8,016	9,366
Merger related and restructuring costs	8,293	—	15,004
Other	23,717	15,612	22,452

TOTAL NONINTEREST EXPENSE	$247,126	$227,240	$250,031

INCOME BEFORE INCOME TAXES	$187,420	$133,404	$76,790
PROVISION FOR INCOME TAXES	64,214	38,943	26,969

NET INCOME	$123,206	$94,461	$49,821

NET INCOME PER COMMON SHARE:
Basic	$2.73	$2.02	$0.93
Diluted	$2.72	$2.00	$0.92
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	45,159	46,846	53,845
Diluted	45,349	47,160	54,186

See Notes to Consolidated Financial Statements.

Hudson United Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

(in thousands)	2002	2001	2000

NET INCOME	$123,206	$94,461	$49,821

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized securities gains (losses) arising during period (taxes of ($5,712), ($16,523) and $1,020 respectively)	$12,450	$23,944	$(2,273)
Unrealized holding loss from securities transferred from held
to maturity to available for sale (taxes of $2,713)	—	(4,069)	—
Unrealized (losses) gains on derivative contracts (taxes of $6,740 and, ($5,000) respectively)	(11,221)	7,196	—
Less: reclassification for securities gains (losses) included in net income (taxes of $2,238, $689 and ($20,588) respectively)	(3,241)	994	(38,051)
Less: reclassification for gain included in net income for securities transferred from available for sale to trading assets (taxes of $3,034)	—	4,366	—

Other comprehensive income	$4,470	$21,711	$35,778

COMPREHENSIVE INCOME	$127,676	$116,172	$85,599

See Notes to Consolidated Financial Statements.

Hudson United Bancorp and Subsidiaries Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Employee Stock Awards and Unallocated Shares held in ESOP at Cost	Accumulated Other Comprehensive Income (loss)	Total

	Shares	Amount

Balance at December 31, 1999	52,189,803	$92,794	$326,673	$152,591	$(8,438)	$(3,549)	$(40,905)	$519,166

Net income	—	—	—	49,821	—	—	—	49,821
Cash dividends common	—	—	—	(49,319)	—	—	—	(49,319)
10% stock dividend	5,217,177	—	771	(96,334)	95,563	—	—	—
Shares issued for:
Stock options exercised	—	—	(4,336)	—	8,426	—	—	4,090
Cash in lieu of fractional shares	—	—	(172)	—	—	—	—	(172)
Other transactions	(18,027)	(32)	67	—	(35)	—	—	—
Purchase of treasury stock	(9,424,374)	—	—	—	(193,271)	—	—	(193,271)
Effect of compensation plans	—	—	(872)	—	5,462	(2,210)	—	2,380
Other comprehensive income	—	—	—	—	—	—	35,778	35,778

Balance at December 31, 2000	47,964,579	$92,762	$322,131	$56,759	$(92,293)	$(5,759)	$(5,127)	$368,473

Net income	—	—	—	94,461	—	—	—	94,461
Cash dividends common	—	—	—	(47,410)	—	—	—	(47,410)
Shares issued for:
Stock options exercised	179,209	—	(1,762)	—	4,123	—	—	2,361
Other transactions	(77,331)	34	(60)	760	(734)	—	—	—
Purchase of treasury stock	(2,252,230)	—	—	—	(56,275)	—	—	(56,275)
Effect of compensation plans	—	—	—	—	(1,381)	1,964	—	583
Other comprehensive income	—	—	—	—	—	—	21,711	21,711

Balance at December 31, 2001	45,814,227	$92,796	$320,309	$104,570	$(146,560)	$(3,795)	$16,584	$383,904

Net income	—	—	—	123,206	—	—	—	123,206
Cash dividends common	—	—	—	(50,232)	—	—	—	(50,232)
Shares issued for:
Stock options exercised	434,813	—	(6,842)	—	12,250	—	—	5,408
Other transactions	—	(8)	—	—	—	—	(8)
Purchase of treasury stock	(1,303,952)	—	—	—	(37,686)	—	—	(37,686)
Effect of compensation plans	78,371	—	—	—	2,125	1,339	—	3,464
Other comprehensive income	—	—	—	—	—	—	4,470	4,470

Balance at December 31, 2002	45,023,459	$92,788	$313,467	$177,544	$(169,871)	$(2,456)	$21,054	$432,526

See Notes to Consolidated Financial Statements.

Hudson United Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000 (in thousands)	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,206	$94,461	$49,821
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan and lease losses	51,333	34,147	24,000
Provision for depreciation and amortization	24,464	29,318	32,077
Amortization of security premiums, net	4,346	1,804	423
Amortization of restricted stock	3,464	597	1,388
Securities and trading asset (gains) losses	(730)	(11,356)	58,639
Loss (gain) on sale of premises and equipment	(318)	74	(591)
Gain on sale of loans	—	(467)	(1,795)
Mortgage loans originated for sale	—	—	(22,487)
Mortgage loan sales	—	—	31,560
Deferred income tax provision	45,654	11,015	3,484
Net (increase) decrease in assets held for sale		(16,185)	—
(Increase) decrease in other assets	(61,020)	(152,656)	45,335
Increase (decrease) in other liabilities	80,438	43,495	(42,484)

NET CASH PROVIDED BY OPERATING ACTIVITIES	270,837	34,247	179,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	768,125	419,298	2,047,169
Proceeds from repayments and maturities of investment securities:
Available for sale	701,911	337,081	332,343
Held to maturity	—	—	81,409
Purchases of investment securities
Available for sale	(1,996,478)	(1,645,815)	(977)
Held to maturity	—	—	(39,628)
Decrease (increase) in loans other than purchases and sales	(109,343)	935,541	307,034
Credit card receivables purchased	(62,579)	(161,434)	—
Loans sold	34,543	—	38,434
Proceeds from sales of premises and equipment	1,287	1,464	11,120
Purchases of premises and equipment	(7,135)	(6,719)	(23,541)
Decrease (increase) in other real estate owned	2,066	937	(370)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(667,603)	(119,647)	2,752,993

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW and savings accounts	656,218	82,913	(220,517)
Net increase (decrease) in certificates of deposit	(440,062)	87,365	(421,560)
Net increase (decrease)in borrowings	157,720	(46,895)	(2,024,805)
Redemption of debt securities	(51,210)	—	(9,000)
Proceeds from issuance of subordinated debt	200,000
Net proceeds from issuance of stock	5,400	2,361	4,090
Cash dividends paid	(50,232)	(47,410)	(49,319)
Acquisition of treasury stock	(37,686)	(56,275)	(193,271)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	440,148	22,059	(2,914,382)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,382	(63,341)	17,981
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	232,198	295,539	277,558

CASH AND CASH EQUIVALENTS AT END OF YEAR	275,580	$232,198	$295,539

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest	$134,177	$189,227	$299,562
Income taxes	27,159	36,667	20,278
Additional Disclosures:
Residential mortgage exchange for mortgage-backed securities	118,012	668,522	—
Securities transferred from held to maturity to available for sale	—	520,192	—
Securities transferred from available for sale to trading assets	—	576,308	—

See Notes to Consolidated Financial Statements.

                Notes to Consolidated Financial Statements

DECEMBER 31, 2002 (in thousands, except share data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Hudson United Bancorp (the “Company”) provides a full range of banking services to individual and corporate customers through its banking subsidiary, Hudson United Bank (“Hudson United”), with branch locations in New Jersey, Connecticut, New York and Pennsylvania.  The Company is subject to the regulations of certain Federal and State banking agencies and undergoes periodic examinations by those agencies.

Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of Hudson United Bancorp and its subsidiaries, all of which are wholly owned.  The financial statements of institutions acquired by the Company in acquisitions that have been accounted for by the pooling-of-interests method are included herein for all periods presented.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the financial statements and revenues and expenses for the period.  Actual results could differ from those estimates.

All intercompany accounts and transactions are eliminated in consolidation.

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Securities
The Company classifies its securities as held to maturity, available for sale and held for trading purposes.  Securities for which the Company has the ability and positive intent to hold until maturity are classified as held to maturity.  These securities are carried at cost adjusted for amortization of premiums and accretion of discounts on a straight-line basis, which is not materially different from the interest method. Management reviews its intent to hold securities to maturity as a result of changes in circumstances, including major business combinations.

Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available for sale and are carried at fair value.  Differences between available for sale securities’ amortized cost and fair value are charged/credited directly to other comprehensive income, net of income taxes. Securities held for trading purposes are carried at fair value, with changes in fair value charged/credited directly to income.  The Company had no securities held for trading purposes at December 31, 2002 and $576.3 million in securities held for trading purposes at December 31, 2001, which were transferred from the available for sale category as of December 31, 2001.

Security purchases and sales are recorded on the trade date.  The cost of securities sold is determined on a specific identification basis.

Securities purchased and sold under agreements to resell and repurchase are accounted for as collateralized financing transactions and are carried at contract value plus accrued interest.  It is the policy of the Company to obtain possession or control of collateral with market value equal to or in excess of principal amount loaned under resale agreements.  Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when appropriate.  As of December 31, 2002, the Company had pledged securities with market values of $184.1 million related to repurchase agreements

Loans Held for Sale
Mortgages held for sale are recorded at cost, which approximates market. These mortgages are typically sold within three months of origination without recourse. Loans held for sale are carried at lower of cost or market.

Loans
Loans are recorded at their principal amounts outstanding except for certain credit card loans purchased at a discount, which are recorded at a value less than the principal amount outstanding.  Interest income on loans not made on a discounted basis is credited to income based on principal amounts outstanding at applicable interest rates.  Interest income on consumer credit loans is recorded primarily using the simple interest method.

Recognition of interest on the accrual method is discontinued when, nonaccruing loans including commercial loans and commercial mortgage loans past due for payment 90-days or more or deemed uncollectable. Both impaired and nonaccruing loans,both recognize interest received on a cash basis.   Consumer loans are charged off after 120 days and credit card loans are charged off after 180 days.  Residential real estate loans are generally placed on nonaccrual status after 180 days of delinquency.  Any loan may be put on nonaccrual status earlier if the Company has concern about the future collectability of the loan or its ability to return to current status.   A nonaccrual loan is not returned to an accrual status until interest is received on a current basis and other factors indicate that collection of principal and interest is no longer doubtful.

The net amount of loan origination fees, direct loan origination costs and loan commitment fees are deferred if the life of the loan is greater than one year, and recognized over the estimated life of the related loans as an adjustment of yield.

Allowance For Loan and Lease Losses
The allowance is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio.  Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors.  The allowance is increased by provisions charged to expense and reduced by net charge-offs. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118,” Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure,” a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  These accounting standards require that the measurement of impairment of a loan be based on one of the following: the present value of expected future cash flows, net of estimated costs to sell, discounted at the loan’s effective interest rate; a loan’s observable market price; or the fair value of collateral, if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, the Company will establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for loan and lease losses. The valuation allowance, if any, is maintained as part of the allowance for loan and lease losses. The Company’s process of identifying impaired loans is conducted as part of its review for the adequacy of the allowance for loan and lease losses.

While management uses available information to recognize probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the Company’s market areas.  In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the allowance for loan and lease losses of the Banks.  Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examinations.

Premises and Equipment
Land, buildings and furniture, fixtures and equipment are carried at cost.  Depreciation on substantially all buildings and furniture, fixtures and equipment is provided using the straight-line method.  Leasehold improvements and banking premises are amortized and depreciated over the shorter of the lease term including renewals or 39 years; furniture and fixtures over 7 years; machinery, equipment and software are depreciated over 5 years; and bank owned autos are depreciated over 3 years.  Maintenance and repairs are expensed as incurred and additions and improvements are capitalized.

Other Real Estate Owned
Other real estate owned (OREO) includes loan collateral that has been formally repossessed.  These assets are transferred to OREO and recorded at fair value of the properties, less estimated costs to sell.  Subsequent provisions that result from ongoing periodic evaluations of these OREO properties are charged to expense in the period in which they are identified.  OREO is carried at fair value, less estimated costs to sell.  Carrying costs, such as maintenance and property taxes, are charged to expense as incurred.

Bank Owned Life Insurance
Separate account bank owned life insurance, which is recorded separately on the balance sheet and general account bank owned life insurance, which is recorded in other assets reflect the cash surrender value of the underlying policies.  Increases in the cash surrender value resulting from investment returns net of expenses is recorded in noninterest income as a separate line item.  Any premium payments or related expenses pertaining to these policies are reflected in noninterest expenses.  At year end 2002, the Company had recorded $162.2 million invested in bank owned life insurance, of which $137.2 million was invested in separate account bank owned life insurance.  At December 31, 2001 the Company had recorded $153.5 million in bank owned life insurance of which $129.4 million was separate account bank owned life insurance.

Goodwill
Goodwill resulting from acquisitions under the purchase method of accounting was amortized on a straight-line basis over periods ranging from five to ten years. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  Under this standard, core deposit intangibles must continue to be amortized, but goodwill is no longer amortized.  Goodwill acquired prior to July 1, 2001 ceased being amortized on January 1, 2002.  Goodwill acquired after June 30, 2001 ceased being amortized starting January 1, 2002.  Goodwill that is determined to be impaired must be written-off when that determination is made.  The Company did not have to take any impairment charges as a result of the implementation of this standard.  Refer to the Recent Accounting Standards section of these Notes to Consolidated Financial Statements for further discussion.

Intangibles
Intangible assets resulting from acquisitions under the purchase method of accounting consist of core deposit intangibles. Core deposit intangibles are being amortized, on a straight-line basis, over the estimated average remaining lives of such intangible assets.

Federal Income Taxes
The Company uses the liability method of accounting for income taxes.  Certain income and expense items are recorded differently for financial reporting purposes than for Federal income tax purposes, and provisions for deferred taxes are made in recognition of these temporary differences.  A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the Company’s deferred tax asset will not be realized.  Changes in the deferred tax valuation allowance are reported through charges or credits to the income tax provision or its deferred tax liability may not be incurred.

The Company and its subsidiaries file a consolidated Federal income tax return.  Under tax sharing agreements, each subsidiary provides for and settles income taxes with the Company as if they would have filed on a separate return basis.

Treasury Stock
The Company determines the cost of treasury shares under the weighted-average cost method.

Stock-Based Compensation
SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans and allows companies to choose either: 1) a fair value method of valuing stock-based compensation plans which will affect reported net income; or 2) to continue following the existing accounting rules for stock option accounting but disclose what the impact would have been had the new standard been adopted.  The Company elected the disclosure option of this standard. The Company applies APB Opinion 25 and related Interpretations in accounting for its plan.  Accordingly, no compensation cost has been recognized.  Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and income per share would have been reduced to the proforma amounts indicated in Note 15, Stockholders’ Equity.  SFAS No. 148 has provided alternative transition methods to SFAS No. 123’s fair value method of accounting for stock –based employee compensation.  The Company has adopted SFAS No. 148 as of January 1,2003 and has chosen the prospective method of transition.  The Company expects that adoption of this standard will not have a material effect on its operations.

Cash Equivalents
Cash equivalents include amounts due from banks and Federal funds sold.

Per Share Amounts
Basic earnings per common share is computed by dividing net income, by the weighted average number of common shares outstanding during the year.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of any preferred stock and the incremental number of shares issuable from the exercise of stock options calculated using the treasury stock method.   All per share amounts have been retroactively adjusted for all stock dividends.

Reporting Comprehensive Income
SFAS No. 130 established standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements.  The Company has elected to display Consolidated Statements of Income and Consolidated Statements of Comprehensive Income separately for the disclosed periods.

Disclosures about Segments of an Enterprise and Related Information
SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments.  Hudson United Bancorp, does not have any reportable segments since the activities of the Company and its subsidiaries are all banking related and none of the quantitative thresholds are met.

Employers’ Disclosures about Pensions and Other Postretirement Benefits

SFAS No. 132 standardized the disclosure requirements for pension and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets.  The Company does not currently offer post retirement benefits and has only a small number of grandfathered  accounts of immatterial amounts.

Derivative Financial Instruments

The Company enters into interest rate derivative contracts (interest rate swaps; interest rate floors; and interest rate caps) from time to time for asset liability management purposes.   The purpose of these contracts is to limit the volatility in the Company’s net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company’s overall asset liability risk.  Management does not enter into these contracts for speculative purposes. These agreements are designated against specific assets and liabilities.  The effectiveness of each hedge is analyzed by the Company on both an initial and ongoing basis. Under SFAS No.133, the Company has adopted hedge accounting for these contracts.  The derivative contracts hedging the pool of prime rate-based loans are being accounted for as “cash flow hedges” under SFAS No.133, whereby the fair value of the derivative instrument is recorded on the balance sheet, net payments under the contracts are recorded in interest income and the change in valuation of the derivatives are recorded in “accumulated other comprehensive income (loss)” in total stockholders’ equity.  Changes in interest rates will impact the cash flows and valuation of the derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario.  The derivative contracts hedging fixed rate certificates of deposit and fixed rate subordinated debt are accounted for as “fair value” hedges using the “short-cut method” under SFAS No. 133.  Under the short-cut method, the fair value of the derivative instrument is recorded on the balance sheet and any subsequent changes in value of the hedged item is assumed to be exactly as much as the change in the value of the derivative contract.  Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings.

Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and other Intangible Assets”, on July 20, 2001. The Company adopted SFAS No. 141 effective June 30, 2001.  The adoption of SFAS No. 141 has not had a material effect on the Company’s financial position or results of operations.  The FASB finalized SFAS No. 142  “Goodwill and Other Intangible Assets” on June 30, 2001.  Under this standard, core deposit intangibles must continue to be amortized, but goodwill is no longer amortized.  Goodwill acquired prior to July 1, 2001 ceased being amortized on January 1, 2002.  Goodwill acquired after June 30, 2001 was not amortized in 2001 or beyond.  Goodwill that is determined to be impaired must be written-off when that determination is made.  The Company did not have to take any impairment charges as a result of the implementation of this standard.

The FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” in June 2001.  This statement will be effective for financial statements for fiscal years beginning after June 15, 2002.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The adoption of this statement did not have a material effect on the Company’s operations.

The FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” in August 2002.

This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of as well as establishing criteria for both long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. The adoption of this statement did not have a material effect on the Company’s operations.

The FASB issued SFAS No. 145, which was a rescission of SFAS No. 4, 44 and 64, amendment of SFAS No. 13 and technical corrections in April 2002.  The amendment to SFAS No. 13 requires that lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement was effective for financial statements issued on or after May 15, 2002.  The adoption of this statement did not have a material effect on the Company’s operations.

The FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” in June of 2002.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This statement is effective for the exit or disposal activities initiated after December 31, 2002.  The Company expects no material impact on its operations from adoption of this statement.

The FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions” on October 1, 2002.  This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  SFAS No. 147 is an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 and provides guidance and clarification as to the treatment of certain types of acquisitions. The adoption of this statement did not have a material effect on the Company’s operations.

The FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” on December 31, 2002.  This pronouncement provides alternative methods of transition to FAS 123.  The Company has adopted FASB No. 148 effective January 1, 2003.  The Company has elected to utilize the prospective method, which requires that companies apply the recognition provisions of Statement 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied.  The Company expects no material impact on its operations from adoption of this statement.

(2) BUSINESS COMBINATIONS

The following business combinations were accounted for using the purchase method of accounting:

The Company entered into agreements at several times in 2001 and 2002 to purchase third party credit card assets from unaffiliated third parties.  As of December 31, 2002, the Company had paid total consideration of $62.6 million for $66.2 million of these assets, with an  associated discount of $3.6 million   As of December 31, 2001, the Company  had paid total consideration of $161.4 million for $157.0 million of these assets, with an associated premium of $4.4 million that is being amortized over five years.

The Company had $21.5 million in merger related and other expenses in 2002.  The Company  classified as “Expenses related to Dime termination payment” $8.3 million, and the remaining $13.2 million was classified into other expense categories.  The $13.2 million was classified as follows: $0.2 million to salaries and benefits, $1.3 million to occupancy expenses, $1.1 million to equipment expense, $0.2 million to outside services-other and $10.4 million to other expenses.

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

During 2001, the Company paid $4.9 million for severance and related costs and $1.5 million for consolidating operations and other costs. At December 31, 2001 and 2002, the Company had no merger related and restructuring reserves.

(3) CASH AND DUE FROM BANKS

The Company’s subsidiary bank is required to maintain an average reserve balance as established by the Federal Reserve Board.  The amount of the reserve balance for the reserve computation period, which included December 31, 2002, was approximately $48.7 million.

(4) INVESTMENT SECURITIES

The amortized cost and estimated market value of Investment Securities as of December 31, are summarized as follows (in thousands):

	2002				2001

	Amortized Cost	Gross	Unrealized	Estimated Market Value	Amortized Cost	Gross	Unrealized	Estimated Market Value

		Gains	(Losses)			Gains	(Losses)

Available for Sale Portfolio
U. S. Government	$17,033	$101	—	$17,134	$12,904	$147	$—	$13,051
Mortgage-backed securities	1,803,115	30,894	(1,872)	1,832,137	1,032,993	14,670	(1,068)	1,046,595
States and Political subdivisions	44,710	675	(69)	45,316	26,992	363	(6)	27,349
Asset backed and Other debt securities	576,877	12,281	(17,652)	571,506	170,747	314	(31)	171,030
Federal Home Loan Bank stock	19,050	—	—	19,050	21,877	—	—	21,877
Other equity securities	129,834	1,940	(465)	131,309	128,684	614	(690)	128,608

	$2,590,619	45,891	(20,058)	$2,616,452	$1,394,197	$16,108	$(1,795)	$1,408,510

During 2001, the Company transferred securities with an amortized cost of $565,573 and a market value of $576,308 from available for sale to trading, resulting in a pretax gain of $10,735.

     The following table summarizes trading assets at December 31, 2001 (in thousands):

Estimated Market Value

Trading Asset Portfolio
Mortgage-backed securities	$575,007
Other debt securities	1,301

Total	$576,308

The amortized cost and estimated market value of investment securities at December 31, 2002, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Estimated Market Value

Due in one year or less	$126,430	$140,074
Due after one year through five years	56,143	88,731
Due after five years through ten years	145,421	142,280
Due after ten years	2,262,625	2,245,367

Total	$2,590,619	$2,616,452

     Sales of securities for the years ended December 31, are summarized as follows (in thousands):

	2002	2001	2000

Proceeds from sales	$768,125	$419,298	$2,047,169
Gross gains from sales	8,029	5,320	3,482
Gross losses from sales	(4,484)	(4,115)	(62,121)

Securities with a book value of $1,053 million and $169.9 million at December 31, 2002 and 2001, respectively, were pledged to secure public sector deposits, repurchase agreements and for other purposes as required by law.

The Company adopted SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities”, effective January 1, 2001.  At the same time, the Company decided to transfer the total held to maturity investment portfolio, at an amortized cost of $520.2 million to the available for sale investment portfolio.  At the time of the transfer the market value of these securities was $513.4 million and the unrealized loss on these securities was $6.8 million.

During 2002 the Company executed an exchange of $118.0 million of residential mortgage loans for mortgage backed securities, backed by the same mortgages, with Fannie Mae, which resulted in the assets being transferred into the investment portfolio as available for sale securities and from the loan portfolio.

During 2001 the Company executed exchanges of $668.5 million of residential mortgages, for mortgage backed securities, backed by the same mortgages, with Freddie Mac, which resulted in the assets being transferred into the investment portfolio as available for sale securities and from the loan portfolio.

The exchange of mortgages in 2002 and 2001 did not result in any assets being sold for financial reporting purposes, and did not result in the recognition of any gain or loss at the time of the exchange.  The Company did incur certain expenses in the exchange of mortgages, including annual fees paid to Fannie Mae and Freddie Mac, which expenses are charged to income in the period when incurred.

(5) LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan portfolio is diversified with no industry comprising greater than 10% of the total loans outstanding.  Real estate loans are primarily made in the four state lending area of the Bank.

Included in the loan portfolio are certain auto leases with a total residual value of $60.0 million at December 31, 2002.  The total lease receivables at December 31, 2002 were $153.1 million.  These residual values are guaranteed by a third party , and the guarantee is also supported by collateral up to a certain amount.  The auto leases were purchased in 2001.  The Company believes that the residual values are properly recorded as of December 31, 2002.

The allowance for loan and losses is based on estimates, and ultimate losses may vary from the current estimates.  These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in operations in the periods in which they become known.

A summary of the activity in the allowance for loan and lease losses is as follows (in thousands):

	2002	2001	2000

Balance at January 1	70,046	$95,180	$98,749
Additions (deductions):
Provision for loan and lease losses - portfolio loans	30,000	24,000	24,000
Provision for loan and lease losses – Non-performing loans held for accelerated disposition or for sale	21,333	10,147	—
Allowance acquired through mergers and acquisitions	—	4,711	—
Recoveries on loans previously charged off	12,042	7,913	7,837
Loans charged off
Loans held for sale	—	(10,147)	—
Portfolio loans	(61,492)	(61,758)	(35,406)

Total loans charged off	(61,492)	(71,905)	(35,406)

Balance at December 31	$71,929	$70,046	$95,180

(6) NONPERFORMING ASSETS

The following table presents information related to loans which are on nonaccrual (non-performing loans), or contractually past due ninety days or more as to interest or principal payments (in thousands)

	December 31,

	2002	2001		2000

Nonperforming loans	$15,357	$44,469	[1]	$57,898

90 days or more past due and still accruing	$19,790	$21,008		$29,778

Gross interest income which would have been recorded under original terms	$3,044	$7,571		$4,505

Gross interest income recorded during the year	$919	$912		$564

(1) Includes $16.2 million of nonperforming loans held for sale at December 31, 2001

At December 31, 2002, 2001 and 2000 impaired loans, comprised principally of nonaccruing loans, totaled $15.9 million, $45.1 million, and $58.5 million respectively. The allowance for possible loan and lease losses related to such impaired loans was $2.1 million, $3.9 million, and $9.9 million at December 31, 2002, 2001 and 2000, respectively. The average balance of impaired loans for 2002, 2001 and 2000 was $30.5 million, $51.8 million and $52.1 million, respectively.   The interest recognized on impaired loans in 2002, 2001 and 2000 was $0.9 million, $0.9 million and $0.6 million respectively.

(7) RELATED PARTY TRANSACTIONS

In the ordinary course of business, the subsidiary bank has extended credit to various directors, officers and their associates of the Company and its subsidiaries.  The aggregate loans outstanding to related parties are summarized below for the year ended December 31, 2002, 2001 and 2000 (in thousands):

Balance at January 1 2002	$7,319
New loans issued	527
Repayment of loans	(923)
Loans to former directors	(580)

Balance at December 31 2002	$6,343

Balance at January 1 2001	$16,665
New loans issued	2,257
Repayment of loans	(793)
Loans sold	(115)
Loans to former directors	(10,695)

Balance at December 31 2001	$7,319

Balance at January 1 2000	$26,028
New loans issued	4,966
Repayment of loans	(1,814)
Loans to former directors	(12,665)

Balance at December 31 2000	$16,665

Charles F.X. Poggi ,who is the Chairman of the Compensation Committee and is involved in setting executive compensation, was formerly President of Poggi Press, a general printing company. Mr. Poggi is no longer a director, shareholder or executive officer of Poggi Press.  During 2002, 2001 and 2000, Poggi Press was paid $267 thousand, $281 thousand and $416 thousand respectively for printing work for the Company. Management believes the terms and conditions of the transactions with Poggi Press to be equivalent to terms available from an independent third party.

Peter McBride, who is on the Compensation Committee and is involved in setting executive compensation, is a 3% partner in  McBride Corporate Real Estate. McBride Corporate Real Estate was retained to assist in the sale and/or leasing of various Company properties and in doing so earned commissions of approximately $88 thousand, $280 thousand and $240 thousand during 2002, 2001 and 2000 respectively. anagement believes the terms and conditions of the transactions with McBride Corporate Real Estate to be equivalent to terms available from an independent third party.

The son-in-law of Mr. Calcagnini, a director of the Company, is a partner in a law firm which was paid approximately $123.8 in legal fees by HUB and $52.5 in legal fees by HUB’s customers for services to HUB in 2002.  Management believes the terms and conditions of the transactions with this law firm were equivalent to terms and conditions available from an independent third party.  Mr. Calcagnini himself received no benefits from these payments.

(8) PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31 (in thousands):

	2002	2001

Land	$17,518	$18,032
Premises	67,409	67,360
Leasehold improvements	33,960	34,752
Furniture, fixtures and equipment	129,597	129,265

	$248,484	$249,409
Less- Accumulated depreciation	(126,500)	(114,135)
Less- Accumulated amortization	(20,993)	(20,001)

	$100,991	$115,273

Depreciation expense for premises and equipment for 2002, 2001 and 2000 amounted to $16.3 million, $14.7 million and $14.0 million, respectively.  Amortization expense for 2002, 2001 and 2000 amounted to $1.9 million, $1.9 million and $1.8 million respectively.

(9) INCOME TAXES

The components of the provision for income taxes for the year ended December 31 are as follows (in thousands):

	2002	2001	2000

Federal-
Current	$17,869	$27,868	$23,432
Deferred	41,149	11,015	3,484
State-
Current	691	60	53
Deferred	4,505	—	—

Total provision for income taxes	$64,214	$38,943	$26,969

A reconciliation of the provision for income taxes, as reported, with the Federal income tax at the statutory rate for the year ended December 31 is as follows (in thousands):

	2002	2001	2000

Tax at statutory rate	$65,597	$46,691	$26,876
Increase (decrease) in taxes resulting from:
Non-deductible merger related expenses	—	1,650	2,083
Tax-exempt income	(6,718)	(6,016)	(2,625)
Reduction of valuation allowance	—	(2,900)	—
State income taxes, net of Federal income tax benefit-merger termination related	4,505	—	—
State income taxes, net of Federal income tax benefit	691	40	34
Other, net	139	(522)	601

Provision for income taxes	$64,214	$38,943	$26,969

The Company includes in its deferred tax provision an estimate of taxes that may be payable in future periods based on the actual tax treatment of certain income exclusions and expense deductions claimed by the Company in its tax returns.  The total amount of such deferred tax provisions for such items constitutes the Company’s tax reserve.  The Company believes that its tax reserve at December 31, 2002 was adequate.  The Company periodically reviews the adequacy of its tax reserves, and any changes in the Company’s assessment of the adequacy of its tax reserve may result in an increase or a decrease in the current or deferred tax provision in future years.

        Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2002	2001

Deferred Tax Assets:
Allowance for loan and lease losses	$25,175	$24,516
Federal and state tax operating loss carry forwards	4,286	5,827
Capital losses	6,393	6,393
Director/Officer compensation Plans	1,521	2,490
Allowance for losses on OREO	1,479	3,491
Pension plan	—	1,798
Acquisition related expenses	—	8,507
Other	4,711	5,177

Subtotal Deferred Tax Asset	$43,565	$58,199
Deferred Tax Liabilities:
Acquisition related expenses	21,068	—
Accumulated other comprehensive (income)	12,333	8,930
Pension plan	2,452	—
Depreciation	17,823	7,094
Unrealized gain on trading assets	—	3,551
Other	357	3,438

Subtotal Deferred Tax Liability	$54,033	$23,013
Net Deferred Tax Asset(Liability)	$(10,468)	$35,186

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

The following represents the tax impact of unrealized securities gains (losses) (in thousands):

For the year ended December 31, 2002

	Before Tax Amount	Tax Benefit	Net of Tax Amount

Unrealized holding gains arising during period	$18,162	$(5,712)	$12,450
Change in valuation of derivative contracts	(17,961)	6,740	(11,221)
Less: reclassification for losses realized in Net Income	(5,479)	2,238	(3,241)

Net change during period	$5,680	$(1,210)	$4,470

For the year ended December 31, 2001

	Before Tax Amount	Tax Benefit	Net of Tax Amount

Unrealized holding gains arising during period	$40,467	$(16,523)	$23,944
Unrealized holding loss from securities transferred from held to maturity to available for sale	(6,782)	2,713	(4,069)
Change in valuation of derivative contracts	12,196	(5,000)	7,196
Less: reclassification for gains realized in Net Income	1,683	(689)	994
Less: reclassification for gain included in net income for securities transferred from available for sale to trading assets	7,400	(3,034)	4,366

Net change during period	$36,798	$(15,087)	$21,711

For the year ended December 31, 2000

	Before Tax Amount	Tax Benefit	Net of Tax Amount

Unrealized holding losses arising during period	$(3,293)	$1,020	$(2,273)
Less: reclassification for losses realized in Net Income	(58,639)	20,588	(38,051)

Net change during period	$55,346	$(19,568)	$35,778

(10) BENEFIT PLANS AND POSTRETIREMENT BENEFITS
The Company and its acquired subsidiaries have certain pension plans which cover eligible employees.  The plans provide for payments to qualified employees based on salary and years of service.  The Company’s funding policy for these plans is to make the maximum annual contributions allowed by the applicable regulations.

Information regarding the benefit obligation resulting from the actuarial valuations prepared as of January 1, 2002 and 2001 is as follows (in thousands):

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$39,483	$37,253
Service cost	1,701	2,264
Interest cost	2,936	2,603
Actuarial (gain) loss	4,546	(19)
Settlements	(2,309)
Benefits paid	(1,815)	(618)

Benefit obligation at end of year	$44,542	$39,483

	2002	2001

Change in plan assets :
Fair value of plan assets at beginning of year	$38,067	$42,922
Actual loss on plan assets	(3,416)	(2,497)
Employer contribution	13,527	260
Settlements	(2,309)
Benefits paid	(1,815)	(2,618)

Fair value of plan assets at end of year	$44,054	$38,067

Prepaid/accrued pension cost consists of the following as of Dec.31:
Funded status	$(488)	$(1,416)
Unrecognized net transition obligation	(70)	(154)
Unrecognized net actuarial gain	12,125	1,008
Unrecognized prior service cost	423	500

Prepaid/accrued pension cost (benefit)	$11,990	$(62)

Assumptions used by the Company in the accounting for its plans in 2002 and 2001 were:

Weighted average assumptions as of Dec. 31:	2002	2001

Discount rate	6.75%	7.25%
Expected return on plan assets	9.0%	8.5 - 9.5%
Rate of compensation increase	3.0%	3.5%

Components of net periodic benefit cost as of December 31, (in thousands):	2002	2001	2000

Service cost	$1,701	$2,264	$2,220
Interest cost	2,936	2,603	2,483
Expected return on plan assets	(3,603)	(3,759)	(2,650)
Settlements	377	34	30
Net Amortization and deferral	64	(353)	(986)

Net periodic benefit cost	$1,475	$789	$1,097

The Company has 401(k) savings plans covering substantially all of its employees.  Under these Plans, the Company matches varying percentages of the employee’s contribution.  The Company’s contributions under  these Plans were approximately $1.5 million, $1.5 million, and $1.8 million in 2002, 2001, and 2000 respectively.

In addition, the Company provides supplemental employee retirement plans for certain current and former management employees.

(11) DEPOSITS
The scheduled maturities of certificates of deposit are as follows at December 31, 2002 (in thousands):

3 months or less	$531,841
Greater than 3 months to 1 year	794,086
Greater than 1 year to 3 years	273,512
Greater than 3 years	176,740

$1,776,179

The Company had $630.9 million and $899.6 million in time deposits greater than $100,000 at December 31, 2002 and December 31, 2001 respectively.  Investment Securities of $576.1 million and $143.8 million are pledged as collateral for public sector deposits as of December 31, 2002 and December 31, 2001 respectively.  The Company has hedged $70 million of its time deposits with interest rate swaps accounted for as fair value hedges under FAS 133.  The amount of the fair value adjustment that is included in time deposit balances is $0.5 million at December 31, 2002.

(12) BORROWINGS
The following is a summary of borrowings at December 31, 2002 (in thousands):

The following table shows the distribution of the Company’s  borrowings and the weighted average interest rates thereon at the end of each of the last three years.  Also provided are the maximum amounts of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

	Securities Sold Under Agreement to Repurchase	Other Borrowings

	($In Thousands)
At December 31:
2002	$134,920	$334,766
2001	213,346	98,620
2000	176,878	181,983
Weighted average interest rate at year end:
2002	1.93%	1.38%
2001	2.40%	4.93%
2000	4.69%	6.23%
Maximum amount outstanding at any month’s end:
2002	$142,301	$334,766
2001	228,347	147,649
2000	1,268,412	1,500,562
Average amount outstanding during the year:
2002	$131,439	$81,075
2001	166,703	54,420
2000	718,444	857,037
Weighted average interest rate during the year:
2002	2.18%	3.49%
2001	3.89%	5.59%
2000	5.75%	6.09%

The following is a summary of borrowings at December 31 (in thousands)

	2002	2001

Federal Home Loan Bank advances	$333,000	$75,000
Customer repurchase agreements	134,920	213,347
Federal funds purchased	—	15,000
Treasury, Tax and Loan note	1,766	3,846
Other borrowings	—	4,773

Total borrowings	$469,686	$311,966

     Maturity distribution of borrowings at December 31, 2002 (in thousands):

2003	$444,686
2008	25,000

Total	$469,686

Information concerning securities sold under agreements to repurchase and FHLB advances is summarized as follows (in thousands) :

	2002	2001

Average daily balance during the year	$183,086	$153,724
Average interest rate during the year	2.10%	5.71%
Maximum month-end balance during the year	$467,920	$213,346

During 2001, the Company paid a prepayment penalty of $585 thousand in conjunction with the early extinguishment of $25 million in FHLB advances.

Investment securities underlying the repurchase agreements at December 31 are as follows (in thousands):

	2002	2001

Amortized cost	$181,737	$111,279
Estimated fair value	$184,069	$114,080

(13) SUBORDINATED DEBT
In May 2002, the Bank issued $200.0 million aggregate principal amount of subordinated debentures.  The debentures, which mature in 2012, bear interest at a fixed interest rate of 7.00% per annum payable semi-annually. The proceeds of the above issuance was used for general corporate purposes including providing Tier 2 capital to Hudson United.

In September 1996, the Company sold $75.0 million aggregate principal amount of subordinated debentures.  The debentures, which mature in 2006, bear interest at a fixed interest rate of 8.20% per annum payable semi-annually.   The Company repurchased $7.0 million of this debt during 2002.

In March 1996, the Company issued $23.0 million aggregate principal amount of subordinated debentures which mature in 2006 and bear interest at a fixed interest rate of 8.75% per annum payable semi-annually. These notes are redeemable at the option of the Company, in whole or in part, at any time after April 1, 2001, at their stated principal amount plus accrued interest, if any. Under the indenture for the Subordinated Notes, the notes are currently callable at par plus accrued interest, and are redeemable thirty days following the call for  redemption. On January 7, 2002, the Company announced redemption of this issue and these notes were subsequently redeemed in February 2002.

In January, 1994, the Company sold $25.0 million aggregate principal amount of subordinated debentures.  The debentures, which mature in 2004, bear interest at a fixed interest rate of 7.75% per annum payable semi-annually. The Company repurchased $16.2 million of this debt during 2002.

The proceeds of the above issuances were used for general corporate purposes including providing Tier I capital to Hudson United.  The debt has been structured to comply with the Federal Reserve Bank rules regarding debt qualifying as Tier 2 capital at the Company.

The Company has marked to market $90 million of its subordinated debt as a result of it being hedged by interest rate swaps accounted for as fair value hedges.  The fair value adjustment as of December 31, 2002 on the Company’s subordinated debt was $5.5 million.

(14) CAPITAL TRUST SECURITIES
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

On January 31, 1997, the Company placed $50.0 million in aggregate liquidation amount at a fixed rate of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount at a fixed rate of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital securities are redeemable by the company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.  As of December 31, 2002,$45.3 million of the 8.98% Capital Securities remained outstanding.

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

The following is a maturity distribution of outstanding subordinated debt and capital trust securities as of December 31, 2002: (in millions)

Year Maturing	Year Callable	Subordinated Debt	Capital Trust Securities	Total ($ millions)

2004	Not callable	$8.8	$—	$8.8
2006	Not callable	69.0		69.0
2012	Not callable	204.5		204.5
2027	2002		25.0	20.0
2027	2007		45.3	45.3
2028	2008		50.0	50.0

		$282.3	$120.3	$402.6

On January 2, 2003 the Company announced the call of the 9.25% Capital Securities due 2027.  The securities were redeemed on February 3, 2003.

(15) STOCKHOLDERS’ EQUITY
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

On April 17,2002, the Board of Directors adopted the 2002 Stock Option Plan, which provides for the issuance of up to 1,250,000 stock options to employees of the Company.  As of the adoption date there are no further issuances from any of the previous plans.  As of December 31, 2002, there remained 968,000 shares available for grant from the 2002 Stock Option Plan.

In connection with the acquisitions completed by the Company in prior years, any outstanding options were converted into options to purchase common stock of the Company.

Transactions under the Company’s plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Option Price Per Share

Outstanding, December 31, 2000	1,950,083	$20.21	7.0 yrs	$4.16 - $31.00

Granted	215,000	$24.93	9.7 yrs	$20.06 - $28.50
Exercised	(179,209)	$15.56	3.2yrs	$4.29 - $22.04
Forfeited/Cancelled	(416,608)	$20.17	2.6 yrs	$9.77 - $31.00

Outstanding, December 31, 2001	1,569,266	$19.63	9.0 yrs	$4.16 - $30.79

Granted	282,000	$27.41	9.6 yrs	$27.39 - $29.14
Exercised	(165,888)	$10.28	1.9 yrs	$4.16 - $10.36
Exercised	(173,526)	$11.65	1.5 yrs	$10.36 - $12.42
Exercised	(52,528)	$13.23	2.0 yrs	$12.42 - $14.64
Exercised	(42,871)	$21.05	5.2 yrs	$18.92 - $29.19
Forfeited/Cancelled	(119,182)	$24.35	6.5 yrs	$17.67 - $30.16

Outstanding, December 31, 2002	1,297,271	$24.14	11.7 yrs	$7.14 - $30.79

Exercisable, December 31, 2002	1,015,271	$23.23	12.2 yrs	$7.14 - $30.79

The Company applies APB Opinion 25 and related Interpretations in accounting for its plan.  Accordingly, no compensation cost has been recognized.  Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and income per share would have been reduced to the proforma amounts indicated below (in thousands, except share data):

		2002	2001	2000

Net income	As reported	$123,206	$94,461	$49,821
	Pro forma	121,489	93,316	48,679
Basic earnings per share	As reported	$2.73	$2.02	$0.93
	Pro forma	2.69	1.99	0.90
Diluted earnings per share	As reported	$2.72	$2.00	$0.92
	Pro forma		2.68	1.90

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 2002, 2001 and 2000: dividend yield of 3.66 % for 2002, 3.61% for 2001 and 4.24% for 2000; risk-free interest rates of 3.05% to 3.25% in 2002, 4.28% to 4.29% in 2001 and 4.66% to 4.91% in 2000; volatility factors of the expected market price of the Company’s common stock of approximately 34% in 2002, 28% in 2001 and 56% in 2000 and an expected life of 5 years in 2002, 5 years in 2001 and 5 to 10 years in 2000.

The Company has adopted as of January 1,2003 SFAS No. 148 and will utilize the prospective method of transition, which requires that companies apply the recognition provisions of Statement 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied.  The Company expects that adoption of this statement will have no material effect on its operations.

The Company has a restricted stock plan in which 100,971 shares, as of December 31, 2002, of the Company’s common stock may be granted to officers and key employees. During 2002, 2001 and 2000, respectively, the Company awarded 52,850, 11,230 and 219,750 shares of common stock which vest between two to ten years from the date of grant.   The value of shares issued that have not been vested are $2.4 million, $3.8 million, and $5.8 million for 2002, 2001 and 2000, respectively, and have been recorded as a reduction of stockholders’ equity.  Amortization of restricted stock awards charged to expense amounted to $1.9 million, $0.6 million, and $1.4 million, in 2002, 2001 and 2000, respectively.

Prior to termination of the merger agreement between Hudson United Bancorp and Dime Bancorp, Inc., the compensation committee adopted the Hudson United Bancorp and Subsidiaries Key Employee Retention Program.  The program was designed to encourage designated key employees of Hudson United Bancorp and its subsidiaries (collectively, the “Company”) to remain with the Company in connection with the then pending merger and subsequent transition in light of the uncertainty then surrounding the consummation of the merger.  Eligible employees received awards under the program that totaled, in the aggregate, 186,000 shares of restricted stock and $90,000 in cash awards.  Restricted stock and cash awards under the program could become vested ten years from the date of the award of the Compensation Committee, if extended after the initial two year period. Restricted stock and cash awards were to become fully and immediately vested if, within two years after the Hudson-Dime merger agreement, (1) the Company received payment of $25 million or more in satisfaction of its rights under the terms of the September 16, 1999 Stock Option Agreement between Hudson and Dime; or (2) there occurred a change in control, as defined in the Restricted Stock Plan. On January 7, 2002, the Company received $77 million of final merger termination payment from Dime, which resulted in the vesting of the aforementioned restricted stock and cash awards.  The compensation expense resulting from the vesting of the restricted stock and cash awards were part of the approximately $8.3 million in expenses related to the closing of the Washington Mutual/Dime merger recorded by the Company in the first quarter of 2002.

In November 1993, the Company’s Board of Directors authorized management to repurchase up to 10 percent of its outstanding common stock each year.  The program may be discontinued or suspended at any time, and there is no assurance that the Company will purchase the full amount authorized.  The acquired shares are to be held in treasury and to be used for stock option and other employee benefit plans, stock dividends, or in connection with the issuance of common stock in pending or future acquisitions.  In June 2000, the Company’s Board of Directors authorized the repurchase of up to 20% of the Company’s outstanding shares. In June 2001, the Company’s Board of Directors extended the Company’s stock repurchase program until December 2002 and authorized additional repurchases of up to 10% of the Company’s outstanding shares. The Board further authorized on January 30, 2003 the repurchase of up to $4.5 million outstanding shares of the Company.  During 2002, the Company purchased 1.3 million treasury shares at an aggregate cost of $37.7 million, of which 434,813 shares were reissued for stock options.  During 2001, the Company purchased 2.3 million treasury shares at an aggregate cost of $56.3 million.  During 2001, 179,209 shares were reissued for stock options and other employee benefit plans.   During 2000, the Company purchased 9.4 million treasury shares at an aggregate cost of $193.3 million, of which 5.2 million shares were reissued for stock dividends, stock options and other employee benefit plans.

(16) EARNINGS PER SHARE
A reconciliation of income to net income available to common stockholders and of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands, except share data):

	Year Ended December 31,

	2002	2001	2000

Basic Earnings Per Share
Net income	$123,206	$94,461	$49,821
Weighted average common shares outstanding	45,159	46,846	53,845
Basic Earnings Per Share	$2.73	$2.02	$0.93

Diluted Earnings Per Share
Net income	$123,206	$94,461	$49,821
Weighted average common shares outstanding	45,159	46,846	53,845
Effect of Dilutive Securities:
Stock Options	190	314	341

	45,349	47,160	54,186
Diluted Earnings Per Share	$2.72	$2.00	$0.92

(17) RESTRICTIONS ON BANK DIVIDENDS, LOANS OR ADVANCES
Certain restrictions exist regarding the ability of Hudson United to transfer funds to the Company in the form of cash dividends, loans or advances.  New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount.  As of December 31, 2002, $569.8 million, subject to regulatory capital limitations, was available for distribution to the Company from Hudson United.

Under Federal Reserve regulations, Hudson United is limited as to the amounts it may loan to its affiliates, including the Company.  All such loans are required to be collateralized by specific assets.

(18) LEASES
Total rental expense for all leases amounted to approximately  $11.8 million, $12.3 million and $10.8 million in 2002, 2001 and 2000, respectively.

At December 31, 2002, the minimum total rental commitments under all noncancellable leases on bank premises with initial or remaining terms of more than one year were as follows (in thousands):

2003	$9,748
2004	8,992
2005	7,488
2006	5,799
2007	4,203
2008 and thereafter	10,924

Total	$47,154

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases of other properties.

(19) COMMITMENTS AND CONTINGENT LIABILITIES
The Company and its subsidiaries, from time to time, may be defendants in legal proceedings In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these legal proceedings will not have a material effect on the financial condition of the Company.

In the normal course of business, the Company and its subsidiaries have various commitments and contingent liabilities such as commitments to extend credit, letters of credit and liability for assets held in trust which are not reflected in the accompanying financial statements. Loan commitments, commitments to extend lines of credit and stand-by letters of credit are made to customers in the ordinary course of business.  Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies.

(20) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK
The Company has no off-balance sheet debt financing or related type entities.

Unused commitments include loan origination commitments, which are legally binding agreements to lend at a specified interest rate for a specified purpose and lines of credit, which represent loan agreements under which the lender has an obligation, subject to certain conditions to lend funds up to a particular amount, whereby the borrower may repay and re-borrow at anytime within the contractual period.  Stand by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s maximum exposure to loss relating to its loan portfolio was $4.8 billion at December 31, 2002, utilizing the fair market value of its loan portfolio less the allowance.

The Company’s maximum exposure to accounting loss related to the contract amounts of these financial instruments, assuming they are fully funded at December 31, 2002 and 2001 is as follows:

	2002
(in thousands)	Loan Origination Commitments	Unused Lines of Credit	Stand by Lines of Credit	Total

Real Estate Mortgage	$56,434			$56,434
Home Equity Loans		$433,790		433,790
Other Consumer Loans	39,408	1,383,258		1,422,666
Commercial Loans	70,745	603,127	$66,144	740,016

Total				$2,652,906

	2001
(in thousands)	Loan Origination Commitments	Unused Lines of Credit	Stand by Lines of Credit	Total

Real Estate Mortgage	$41,046			$41,046
Home Equity Loans		$337,039		337,039
Other Consumer Loans		1,940,618		1,940,618
Commercial Loans		616,609	$56,321	672,930

Total				$2,991,633

(21) HUDSON UNITED BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION
(in thousands)

	December 31,

BALANCE SHEETS	2002	2001

ASSETS:
Cash	$4,796	$7,345
Securities:
Available for sale	16,137	18,354
Investment in subsidiaries	583,603	618,298
Premises and equipment, net	6,934	7,487
Other assets	26,677	13,034

TOTAL ASSETS	$638,147	$664,518

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable-subsidiaries	$1,413	$22,362
Accrued taxes and other liabilities	6,131	9,952

	$7,544	$32,314
Subordinated Debt	77,777	123,000
Company-obligated mandatorily redeemable preferred capital securities of three subsidiary trusts holding solely junior subordinated debentures of the Company	120,300	125,300

TOTAL LIABILITIES	$205,621	$280,614
Stockholders’ equity	432,526	383,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$638,147	$664,518

(in thousands)

	Years Ended December 31,

STATEMENTS OF INCOME	2002	2001	2000

Income:
Cash dividends from bank subsidiaries	$126,723	$101,161	$37,761
Interest	172	56	2,272
Securities (losses) income	(1,309)	(632)	3,533
Rental income	—	606	927
Other	2,006	2,398	3,445

	$127,592	$103,589	$47,938
Expenses:
General and administrative	5,053	1,713	3,960
Interest	16,851	18,141	21,042

	$21,904	$19,854	$25,002

Income before income taxes and equity in
Undistributed net income of subsidiaries	105,688	83,735	$22,936
Income tax benefit	(6,311)	(5,288)	(4,979)

	$111,999	$89,023	$27,915
Equity in undistributed net income of subsidiaries	11,207	5,438	21,906

NET INCOME	$123,206	$94,461	$49,821

HUDSON UNITED BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)
(in thousands)

	Years Ended December 31,

STATEMENTS OF CASH FLOWS	2002	2001	2000

Operating activities:
Net income	$123,206	$94,461	$49,821
Adjustments to reconcile net income to net cash provided by operating activities-Amortization and depreciation	708	800	811
Amortization of restricted stock	3,464	597	1,388
Securities losses (income)	(1,205)	632	(3,533)
(Increase) decrease in investment in subsidiaries	(11,207)	(30,376)	65,631
Decrease in accounts receivable		83	11,264
Decrease (increase) in other assets	31,332	26,301	38,719
(Decrease) increase in notes payable	—	—	(37,283)
Increase (decrease) in accounts payable		5,212	(147)
Decrease in accrued taxes and other liabilities	(24,777)	(385)	(4,414)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$121,521	$97,325	$122,257

Investing activities:
Proceeds from sale of securities	8,215	$—	$46,078
Proceeds from maturities of securities	2,603	10,282	800
Purchase of securities	(2,000)	—	—
Investments in bank’s subordinated notes	—	—	23,000
Capital expenditures	(155)	(220)	(1,113)
Other	—	295	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	$8,663	$10,357	$68,765

Financing activities:
Proceeds from issuance of common stock	—	$2,361	$4,090
Dividends paid	(50,232)	(47,410)	(49,319)
Purchase of treasury stock	(37,686)	(56,275)	(193,271)
Other	(44,815)	—	36,597

NET CASH USED IN FINANCING ACTIVITIES	$(132,733)	$(101,324)	$(201,903)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(2,549)	$6,358	$(10,881)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,345	987	11,868

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,796	$7,345	$987

(22) SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following quarterly financial information for the two years ended December 31, 2002 and 2001 is unaudited.  However, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected.  Results of operations for the periods are not necessarily indicative of the results of the entire year or any other interim period.

	Three Months Ended
(Dollars in thousands)	March 31	June 30	September 30	December 31

2002
Interest income	$106,293	$109,399	$111,003	$107,451
Interest expense	34,731	34,086	33,790	30,782
Net interest income	71,562	75,313	77,213	76,669
Provision for loan and lease losses, portfolio loans	7,500	7,500	7,500	7,500
Provision for loan and lease losses, accelerated disposition	21,333	—	—	—
Non-interest income	102,583	26,342	27,445	28,752
Non-interest expense	74,274	56,600	58,425	57,827
Income before income taxes	71,038	37,555	38,733	40,094
Net income	$42,281	$25,537	$27,113	$28,275
Earnings per share-basic	0.93	0.56	0.60	0.63
Earnings per share-diluted	0.93	0.56	0.60	0.63
2001
Interest income	$122,945	$119,897	$116,099	$111,422
Interest expense	52,517	47,937	45,452	39,091
Net interest income	70,428	71,960	70,647	72,331
Provision for possible loan and lease losses, portfolio loans	6,000	6,000	6,000	6,000
Provision for possible loan and lease losses, loans held for sale	—	—	—	10,147
Non-interest income	21,704	23,197	27,806	36,718
Non-interest expense	54,643	56,363	58,771	57,463
Income before income taxes	31,489	32,794	33,682	35,439
Net income	$22,043	$23,284	$23,915	$25,219
Earnings per share-basic	0.46	0.50	0.51	0.55
Earnings per share-diluted	0.46	0.49	0.51	0.54

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

Estimated fair values have been determined by the Company using the best available data and estimation methodology suitable for each category of financial instruments.  For those loans and deposits with floating rates, it is presumed that estimated fair values generally approximate their recorded book balances.  The estimation methodologies used, the estimated fair values and recorded book balances of the Company’s financial instruments at December 31, 2002 and 2001 were as follows:

Cash and cash equivalents include cash and due from bank balances and Federal funds sold.  For these instruments, the recorded book balance approximates their fair value.

For securities in the Company’s portfolio, fair value was determined by reference to quoted market prices.  In the few instances where quoted market prices were not available, prices for similar securities were used.  Additional detail is contained in Note 4 to these consolidated financial statements.

(in thousands)

	2002		2001
	Estimated Fair Value	Recorded Book Value	Estimated Fair Value	Recorded Book Value

Cash and cash equivalents	$275,580	$275,580	$232,198	$232,198
Investment securities available for sale (including Trading Assets)	2,616,452	2,616,452	1,984,818	1,984,818

The fair value of the Company’s derivative instruments, which includes interest rate swaps, floors and caps, was based on quoted market price.

	2002		2001
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value

Derivative instruments	$12,126	$12,126	$13,715	$13,715

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

For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.  The fair value of other types of loans is estimated by discounting the future cash flows using the estimated current rates at which similar loans on average would be made to borrowers and for the same average remaining maturities.

	2002		2001
	Estimated Fair Value	Recorded Book Value	Estimated Fair Value	Recorded Book Value

Loans, net of allowance, and assets held for sale	$4,424,403	$4,267,546	$4,636,215	$4,284,628

The fair value of demand deposits, savings deposits and certain money market accounts are assumed to approximate their recorded book balances.  The fair value of fixed maturity certificates of deposit was estimated using the present value of discounted cash flows based on rates currently offered for deposits of similar remaining maturities.

	2002		2001
	Estimated Fair Value	Recorded Book Value	Estimated Fair Value	Recorded Book Value

Deposits	$6,197,874	$6,199,701	$5,784,222	$5,983,545

The fair value for accrued interest receivable and the cash surrender value of life insurance policies approximates their respective recorded book balance.  The fair value of borrowed funds is estimated using the present value of discounted cash flows based on the rates currently offered for debt instruments of similar remaining maturities.

	2002		2001
	Estimated Fair Value	Recorded Book Value	Estimated Fair Value	Recorded Book Value

Accrued interest receivable	$41,622	$41,622	$46,996	$46,996
Cash surrender value of life insurance	162,195	162,195	153,506	153,506
Borrowings	472,768	469,686	299,807	311,966

The fair value of the subordinated debt and capital trust securities was determined by reference to estimated market prices.

	2002		2001
	Estimated Fair Value	Recorded Book Value	Estimated Fair Value	Recorded Book Value

Subordinated Debt	$308,125	$282,253	$123,056	$123,000
Capital Trust Securities	121,270	120,300	125,300	125,300

The Company’s remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting.   The fair value of off-balance sheet items ,which are primarily unused lines of credit, is not material because they are generally priced at market at time of offering.

(24) REGULATORY MATTERS/CAPITAL ADEQUACY
The Company and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2002 and 2001 are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital to Risk Weighted Assets:
Hudson United Bancorp	$708,450	13.07%	$433,705	>8.0%	$542,131	>10.0%
Hudson United Bank	730,242	13.47%	433,728	>8.0%	542,160	>10.0%
Tier I Capital to Risk Weighted Assets:
Hudson United Bancorp	$426,682	7.87%	$216,852	>4.0%	$325,279	>6.0%
Hudson United Bank	461,902	8.52%	216,864	>4.0%	325,296	>6.0%
Tier I Capital to Average Assets:
Hudson United Bancorp	$426,682	5.82%	$293,305	>4.0%	$366,632	>5.0%
Hudson United Bank	461,902	6.31%	292,761	>4.0%	365,951	>5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001:
Total Capital to Risk Weighted Assets:
Hudson United Bancorp	$537,495	10.51%	$409,061	>8.0%	$511,326	>10.0%
Hudson United Bank	530,336	10.39%	408,197	>8.0%	510,246	>10.0%
Tier I Capital to Risk Weighted Assets:
Hudson United Bancorp	$385,112	7.53%	$204,530	>4.0%	$306,796	>6.0%
Hudson United Bank	448,142	8.78%	204,099	>4.0%	306,148	>6.0%
Tier I Capital to Average Assets:
Hudson United Bancorp	$385,112	5.75%	$267,811	>4.0%	$334,763	>5.0%
Hudson United Bank	448,142	6.71%	267,307	>4.0%	334,134	>5.0%

(25) DERIVATIVES FINANCIAL INSTRUMENTS
The Company enters into interest rate derivative contracts (interest rate swaps; interest rate floors; and interest rate caps) from time to time for asset liability management purposes. The purpose of these contracts is to limit the volatility in the Company’s net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company’s overall asset liability risk.  Management does not enter into these contracts for speculative purposes.  The notional amount of the derivative contracts totals $860 million at December 31, 2002.  The Company’s derivatives contracts include Prime Rate indexed interest rate swaps and floors and caps entered into to limit the variability of the interest income of a specified pool of its Prime Rate-indexed loans.  The Company’s derivatives contracts also include LIBOR indexed interest rate swaps entered into in connection with certain fixed rate certificates of deposits and with a specified amount of the Company’s fixed rate borrowings, to effectively convert those fixed rate liabilities into LIBOR indexed liabilities.

Under SFAS No.133, the Company has adopted hedge accounting for these contracts.  The derivative contracts hedging the pool of prime rate-based loans are being accounted for as “cash flow hedges” under SFAS No.133, whereby the net payments under the contracts are recorded in interest income and the change in valuation of the contracts are recorded in “accumulated other comprehensive income (loss)” in total stockholders’ equity.  Changes in interest rates will impact the cash flows and valuation of the derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario.  The derivative contracts hedging the fixed rate certificates of deposit and the fixed rate subordinated debt are accounted for as “fair value” hedges using the “short-cut method” under SFAS No. 133.  Under the short-cut method, any changes in value of the hedged item is assumed to be exactly as much as the change in the value of the derivative contract.  Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings.

The Company’s policies for the use of interest rate derivative contracts, its actual use of interest rate derivative contracts, and the effectiveness of the interest rate derivative contracts as hedges are reviewed throughout the year by the Company’s Asset Liability Committee.

The Company believes that the amount of cash flow hedge ineffectiveness on its “cash flow hedges” is immaterial.

The Company does not anticipate that any material amount of unrealized gain or loss on “cash flow” value” hedges included in other comprehensive income will be reclassified into net income in the next year.

Interest rate derivatives outstanding at December 31, 2002 are as follows: (in thousands)

Maturity	Notional Amount	Fixed Interest Rate	Variable Rate Index	Type of Instrument

1 year or less	$400,000	7.64-7.71%	Prime	Swap
	100,000	7.75%	Prime	Cap
	200,000	7.00%	Prime	Floor
1 year through 5 years	50,000	8.20%	Libor	Swap
Greater than 5 years	110,000	5.00-7.00%	Libor	Swap

Total	$860,000

(26) CORE DEPOSIT INTANGIBLES
Core deposit intangibles is as follows for the periods indicated ($ in thousands)

At December 31, 2002	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangibles	$42,029	$15,606	$26,423

At December 31, 2001	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangibles	$37,899	$11,591	$26,308

At December 31, 2000	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangible	$37,899	$7,782	$30,117

The following is the estimated amortization expense on core deposit intangibles for the years indicated ($ in thousands):

2003	$4,222
2004	4,222
2005	4,222
2006	4,222
2007	4,222

The following table discloses the effect on net income and earnings per share of excluding amortization expense on goodwill for the 2001 and 2000 periods indicated ($ in thousands, except  per share amounts)

	Twelve months ended December 31
	2002	2001	2000

Reported net income	$123,206	$94,461	$49,821
Goodwill amortization	—	9,560	9,876

Adjusted net income	$123,206	$104,021	$59,697

Basic earnings per share	$2.73	$2.02	$0.93
Goodwill amortization	—	0.20	0.18

Adjusted basic earnings per share	$2.73	$2.22	$1.11

Diluted earnings per share	$2.72	$2.00	$0.92
Goodwill amortization	—	0.20	0.18

Adjusted diluted earnings per share	$2.72	$2.20	$1.10

(27) SUBSEQUENT EVENTS
The Board of the Company authorized on January 30, 2003 the repurchase of up to 4.5 million shares of the outstanding common stock of the Company.  Under the program, repurchases may be made from time to time in the open market or in privately negotiated transactions at generally prevailing market prices.  The Company may use the shares repurchased under the program for general corporate purposes.  The stock repurchase program will expire on June 30, 2004.

The Company is aware of the new tax proposals announced in the first quarter of 2003 that, if enacted, would eliminate the Federal taxation of dividends received on equity securities, subject to certain limitations.  The enactment of the Federal tax proposals could have a favorable impact on the Company with respect to the dividend income it receives from its investment in certain equity securities, and on certain shareholders of the Company with respect to the dividend income they receive from the Company.  The Company can not determine at this time whether the new Federal tax proposals will be enacted.

Market and Dividend Information

Hudson United Bancorp is traded on the New York Stock Exchange under the symbol of “HU”.  At year-end, there were approximately 7,670 common stockholders of record.  The quarterly common stock and dividend information is as follows:

Quarterly Common Stock and Dividend Information

(restated to give retroactive effect to stock dividends)

	2002			2001

	High	Low	Cash Dividends	High	Low	Cash Dividends

Quarter Ending
March 31	$31.86	$28.75	$0.26	$23.42	$20.00	$0.25
June 30	32.85	28.40	0.28	26.20	21.50	0.25
September 30	29.99	25.17	0.28	28.80	25.01	0.25
December 31	31.50	23.30	0.28	29.33	25.02	0.26

Hudson United Bancorp will provide, free of charge, to any stockholders, upon written request, a copy of the Corporation’s Annual Report on Form 10-K, including the financial statements and schedules which have been filed with the Securities & Exchange Commission.  Requests should be addressed to D. Lynn Van Borkulo-Nuzzo, Corporate Secretary, Hudson United Bancorp, 1000 MacArthur Blvd., Mahwah, New Jersey, 07430.

Duplicate accounts and mailings are costly and often unnecessary.  We can consolidate such accounts upon written request if you will notify either the Corporate Secretary at the above address or Carolyn B. O’Neill, American Stock Transfer and Trust Company, 40 Wall Street, New York, 10269.

Dividend Reinvestment Plan

If you are not enrolled in the Corporation’s Dividend Reinvestment Plan and would like to join the plan, you may obtain information by writing to the Corporate Secretary at the above address.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

          On May 22, 2002, HUB decided to dismiss Arthur Andersen LLP (“Andersen”) as its independent accountants, and on May 29, 2002 appointed Ernst & Young LLP (“E&Y”) as its independent accountants for the year ending December 31, 2002. The decision to dismiss Andersen and to retain E&Y was approved by HUB’s Audit Committee of the Board of Directors.

          Andersen’s reports on HUB’s consolidated financial statements as of and for the years ended December 31, 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the two fiscal years ended December 31, 2000 and 2001 and through May 22, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the disagreements in connection with their report on HUB’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

          The Company provided Andersen with a copy of the foregoing disclosures.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

HUB’s Proxy Statement for its 2003 Annual Meeting under the captions Proposal 1- “Election of Directors” and “Governance of the Corporation--Section 16(a) Beneficial Ownership Reporting Compliance” contains the information required by Item 10 with respect to directors of HUB and certain information with respect to executive officers and that information is incorporated herein by reference.  Certain additional information regarding executive officers of HUB, who are not also directors, appears under subsection (e) of Item 1 of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

HUB’s Proxy Statement for its 2003 Annual Meeting contains, under the captions “Executive Compensation”, “Governance of the Corporation--Compensation of Directors” and “ Governance of the Corporation--Compensation Committee Interlocks and Insider Participation”, contains the information required by Item 11 and that information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column(a)

Equity compensation plans approved by security holders	1,172,748	$25.23	1,068,971
Equity compensation plans not approved by security holders	NONE	NONE	NONE

Total	1,172,748	$25.23	1,068,971

The Company has 271,284 outstanding options that have been granted under the different plans of acquired institutions.  These plans can not have any further issuances from them.

HUB’s Proxy Statement for its 2003 Annual Meeting under the caption “Stock Ownership of Management and Principal Shareholders”, contains the information required by Item 12 and that information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HUB’s Proxy Statement for its 2003 Annual meeting under the captions “Governance of the Corporation--Compensation Committee Interlocks and Insider Participation” and “Governance of the Corporation--Certain Transactions with Management”, contains the information required by Item 13 and that information is incorporated herein by reference.

ITEM 14

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer(“CEO”) and the Company’s Chief Financial Officer(“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

          The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, control may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

(a) (1) & (2)	List of Financial Statements and Financial
Statement Schedules

The following financial statements and supplementary data are filed as part of the annual report.

Hudson United Bancorp and Subsidiaries:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Auditors

Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3)	Exhibits

List of Exhibits

3(A)

The Certificate of Incorporation of the Company in effect on May 11, 1999.  (Incorporated by reference from the Company’s Amended Quarterly Report on Form 10 Q/A for the quarter ended June 30, 1999 filed September 10, 1999, Exhibit (3a)).

3(B)	Revised By-Laws of HUBCO, Inc.(Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000,Exhibit(3)(B))

4(a)

Indenture dated as of January 14, 1994, between HUBCO, Inc. and Summit Bank as Trustee for $25,000,000 7.75% Subordinated Debentures due 2004. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit (4)).

4(b)	Indenture dated as of September 13, 1996, between HUBCO, Inc. and Summit Bank as Trustee for $75,000,000 8.20% Subordinated Debentures due 2006. (Filed herewith).

4(c)	Indenture dated as of January 31, 1997, between HUBCO, Inc. and The Bank of New York as Trustee for $50,000,000 8.98% Junior Subordinated Debentures due 2027. (filed herewith).

4(d)

Indenture dated as of June 19, 1998, between HUBCO, Inc. and The Bank of New York as Trustee for $50,000,000 7.65% Junior Debentures due 2028.  (Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 1998, Exhibit 4(a)).

10(a)

The Agreement and Plan of Merger between Hudson United Bancorp and Dime Bancorp, Inc. as amended and restated on December 27, 1999.

(Incorporated by reference from the company’s Amended Annual Report on Form 10K/A for the fiscal year ended December 31, 1999 filed on March 31, 2000, Exhibit 10(a)).

10(b)

The Stock Option Agreement between Dime Bancorp, Inc. and Hudson United Bancorp dated September 16, 1999.  (Incorporated by reference from the Company’s filing on Form 8-K dated September 24, 1999, Exhibit 99.2).

10(c)

The Termination, Option Cancellation and Settlement Agreement between Hudson United Bancorp and Dime Bancorp, Inc. dated April 28, 2000.  (Incorporated by reference from the Company’s filing on Form 8-K dated May 1, 2000, Exhibit 99.1).

10(d)	Change in control, Severance and Employment Agreement with Kenneth T. Neilson dated January 1, 1997, filed herewith

10(e)	Change in control, Severance and Employment Agreement with D. Lynn VanBorkulo-Nuzzo dated October 1, 2002, filed herewith

10(f)

Change in control, Severance and Employment Agreement with William A. Houlihan date January 1, 2001. (Incorporated by reference from the Company’s From 10K for the fiscal year ended December 31, 2000.)

10(g)	Change in control, Severance and Employment Agreement with James Mayo dated January 30, 2002, filed herewith.

10(h)	Change in control, Severance and Employment Agreement with Thomas R. Nelson dated October 1, 2002. filed herewith.

10(i)	Change in control, Severance and Employment Agreement with James Rudgers dated January 30, 2002, filed herewith.

10(j)	Change in control, Severance and Employment Agreement with Thomas Shara dated October 1, 2002, filed herewith

10(m)	Hudson United Bancorp Inc. Supplemental Employee’s Retirement Plan (as amended and restated effective October 1, 2002). Filed herewith

10(o)	HUBCO, Inc. Directors Deferred Compensation Plan. (incorporated by reference from the Company’s filing on Form 10-K dated December 31, 2000)

10(p)	Hudson United Bancorp 2002 Stock Option Plan dated April 17,2002. (Filed herewith)

23.1	Consent of Ernst & Young LLP, filed herewith
21	List of Subsidiaries.

(b)	Reports on Form 8-K
NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON UNITED BANCORP

March 13, 2003	By:	/s/ KENNETH T. NEILSON

Date		Kenneth T. Neilson
Chairman, President and Chief Executive Officer

March 13, 2003	By:	/s/ WILLIAM A. HOULIHAN

Date		William A. Houlihan
Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ KENNETH T. NEILSON	Chairman, President and Chief Executive Officer and Director
March 13, 2003
Kenneth T. Neilson

/s/ WILLIAM A. HOULIHAN	EVP,CFO(Principal Financial Officer)	March 13, 2003

William A. Houlihan

/s/ RICHARD ALBAN	SVP, Controller(Principal Accounting Officer)	March 13, 2003

Richard Alban

/s/ ROBERT J. BURKE	Director	March 13, 2003

Robert J. Burke

/s/ DONALD P. CALCAGNINI	Director	March 13, 2003

Donald P. Calcagnini

/s/ JOAN DAVID	Director	March 13, 2003

Joan David

/s/ BRYANT D. MALCOLM	Director	March 13, 2003

Bryant D. Malcolm

/s/ W. PETER MCBRIDE	Director	March 13, 2003

W. Peter McBride

/s/ CHARLES F.X. POGGI	Director	March 13, 2003

Charles F. X. Poggi

/s/ DAVID A.ROSOW	Director	March 13, 2003

David A. Rosow

/s/ JAMES E. SCHIERLOH	Director	March 13, 2003

James E. Schierloh

/s/ JOHN H. TATIGIAN JR.	Director	March 13, 2003

John H. Tatigian, Jr.

I, Kenneth T. Neilson, certify that:

     1.     I have reviewed this annual report on Form 10-K of Hudson United Bancorp;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

               c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

               a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ KENNETH T. NEILSON

Kenneth T. Neilson
Chairman, President and Chief Executive Officer

I, William A. Houlihan, certify that:

     1.     I have reviewed this annual report on Form 10-K of Hudson United Bancorp;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

               c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

               a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ WILLIAM A. HOULIHAN

William A. Houlihan
Executive Vice President and Chief Financial Officer