Form 10-Q
period 2003-03-31
HUDSON UNITED BANCORP
filed 2003-05-15
CIK 703559

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-010699

HUDSON UNITED BANCORP

(Exact name of registrant as specified in its charter)

New Jersey	22-2405746
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 MacArthur Blvd, Mahwah, NJ	07430
(Address of principal executive office)	(Zip Code)

(201)-236-2600

(Registrant’s telephone number, including area code)

Not Applicable

Former name, former address, and former fiscal year,

if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 120-2)     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 44,587,140 shares, no par value, outstanding as of May 9, 2003.

HUDSON UNITED BANCORP

HUDSON UNITED BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2003	December 31, 2002
	(in thousands, except per share data)
ASSETS
Cash and due from banks (primarily non-interest bearing)	$220,245	$257,694
Interest bearing due from banks	17,987	17,886

TOTAL CASH AND CASH EQUIVALENTS	$238,232	$275,580
Investment securities available for sale, at market value ($1,332 and $1,072 pledged at March 31, 2003 and December 31, 2002 respectively)	$2,804,830	$2,616,452
Trading assets, market value	133,457	—
Loans and leases:
Commercial and financial	$1,761,415	$1,784,444
Commercial real estate mortgages	923,710	908,910
Consumer	1,028,953	1,031,475
Credit card	306,526	340,173

Sub-total	$4,020,604	$4,065,002
Residential mortgages	242,286	274,473

TOTAL LOANS AND LEASES	$4,262,890	$4,339,475
Less: Allowance for loan and lease losses	(71,888)	(71,929)

NET LOANS AND LEASES	$4,191,002	$4,267,546
Premises and equipment, net	97,801	100,991
Other real estate owned	1,044	1,315
Goodwill	73,733	73,733
Core deposit intangibles, net of amortization	25,368	26,423
Investment in separate account bank owned life insurance	138,954	137,158
Other assets	105,473	152,063

TOTAL ASSETS	$7,809,894	$7,651,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,276,026	$1,304,289
NOW, money market and savings	3,084,491	3,119,233
Time deposits	1,823,586	1,776,179

TOTAL DEPOSITS	$6,184,103	$6,199,701
Customer repurchase agreements	134,434	134,920
FHLB and other borrowings	585,220	334,766
Other liabilities	67,734	146,795
Subordinated debt	280,326	282,253
Company-obligated mandatory redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of the Company	130,000	120,300

TOTAL LIABILITIES	$7,381,817	$7,218,735
Stockholders’ Equity:
Common stock, no par value; authorized 103,000,000 shares; 52,186,866 shares issued and 44,546,032 shares outstanding in 2003 and 52,186,866 shares issued and 45,023,459 shares outstanding in 2002	92,788	92,788
Additional paid-in capital	312,945	313,467
Retained earnings	193,153	177,544
Treasury stock, at cost, 7,640,834 shares in 2003 and 7,163,407 shares in 2002	(184,987)	(169,871)
Restricted stock	(2,265)	(2,456)
Accumulated other comprehensive income	16,443	21,054

TOTAL STOCKHOLDERS’ EQUITY	$428,077	$432,526

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,809,894	$7,651,261

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)
INTEREST AND FEE INCOME:
Loans and leases	$72,337	$80,920
Investment securities	29,448	24,454
Other	625	569

TOTAL INTEREST AND FEE INCOME	$102,410	$105,943

INTEREST EXPENSE:
Deposits	$17,472	$27,682
Borrowings	3,222	1,746
Subordinated and other debt	6,512	4,953

TOTAL INTEREST EXPENSE	$27,206	$34,381

NET INTEREST INCOME	$75,204	$71,562
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	7,000	7,500

PROVISION FOR LOAN AND LEASE LOSSES, ACCELERATED DISPOSITION	—	21,333

TOTAL PROVISION FOR LOAN AND LEASE LOSSES	7,000	28,833

NET INTEREST INCOME AFTER TOTAL PROVISION FOR LOAN AND LEASE LOSSES	$68,204	$42,729

NONINTEREST INCOME:
Retail service fees	$9,003	$9,538
Credit card fee income	6,396	5,401
ATM and debit card fees	1,773	1,696
Separate account bank owned life insurance income	1,796	1,891
Trust income	495	784
Dime merger termination payment	—	77,000
Securities (losses)gains	(3,259)	275
Trading asset gains	3,536	—
Other income	7,143	5,998

TOTAL NONINTEREST INCOME	$26,883	$102,583

NONINTEREST EXPENSE:
Salaries and benefits	$22,942	$22,569
Occupancy expense	8,217	7,856
Equipment expense	4,493	5,769
Outside services—data processing	6,893	6,644
Outside services—other	5,444	5,811
Telephone expense	1,445	1,664
Marketing expense	700	1,650
Amortization of intangibles	1,055	952
Deposit and other insurance	520	567
Expenses related to Dime termination payment	—	8,293
Other expense	2,948	12,499

TOTAL NONINTEREST EXPENSE	$54,657	$74,274

INCOME BEFORE INCOME TAXES	$40,430	$71,038
PROVISION FOR INCOME TAXES	12,129	28,757

NET INCOME	$28,301	$42,281

NET INCOME PER COMMON SHARE
Basic	$0.63	$0.93
Diluted	$0.63	$0.93
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,756	45,235
Diluted	44,966	45,542

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
	2003	2002
	(In thousands)
NET INCOME	$28,301	$42,281
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net unrealized securities losses arising during period (tax benefits of $3,197 and $10,133 respectively)	$(5,453)	$(14,674)
Change in valuation of derivative contracts (tax benefits of $1,866 and $2,178 respectively)	(2,702)	(3,153)
Less: reclassification for net losses included in net income (tax benefits of $2,447 and $2,451 respectively)	(3,544)	(3,550)

Other comprehensive loss	$(4,611)	$(14,277)

COMPREHENSIVE INCOME	$23,690	$28,004

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except shares)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Treasury Stock	Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2001	47,814,227	$92,796	$320,309	$104,570	$(146,560)	$(3,795)	$16,584	$383,904

Net income	—	—	—	123,206	—	—	—	123,206
Cash dividends	—	—	—	(50,232)	—	—	—	(50,232)
Stock options exercised	434,813	—	(6,842)	—	12,250			5,408
Other transactions	—	(8)	—	—	—	—	—	(8)
Purchase of treasury stock	(1,303,952)	—	—	—	(37,686)	—	—	(37,686)
Effect of compensation plans	78,371	—	—	—	2,125	1,339	—	3,464
Other comprehensive income	—	—	—	—	—	—	4,470	4,470

Balance at December 31, 2002	45,023,459	$92,788	$313,467	$177,544	$(169,871)	$(2,456)	$21,054	$432,526

Net income	—	—	—	28,301	—	—	—	28,301
Cash dividends	—	—	—	(12,692)	—	—	—	(12,692)
Stock options exercised	51,118		(516)	—	1,443	—	—	927
Other transactions	200		(6)		6			—
Purchase of treasury stock	(527,095)	—	—	—	(16,525)	—	—	(16,525)
Effect of compensation plans	(1,650)	—	—	—	(40)	191	—	151
Other comprehensive income (loss)	—	—	—	—	—	—	(4,611)	(4,611)

Balance at March 31, 2003	44,546,032	$92,788	$312,945	$193,153	$(184,987)	$(2,265)	$16,443	$428,077

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$28,301	$42,281
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,000	28,833
Provision for depreciation and amortization	4,956	9,195
Amortization (Accretion) of investment securities premiums (discounts), net	(4,160)	7,103
Securities gains	(3,259)	(275)
Loss on sales of premises and equipment	(153)	(38)
Increase in other assets	47,410	33,460
Decrease in other liabilities	(79,061)	(22,550)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,034	$98,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities:
Available for sale	$637,153	$649,582
Proceeds from repayments and maturities of investment securities:
Available for sale	358,450	272,339
Purchases of investment securities:
Available for sale	(1,317,246)	(948,014)
Net decrease in loans other than purchases and sales	72,262	63,008
Increase in loans due to purchases	(2,718)	—
Proceeds from sales of loans	—	15,369
Acquisition of credit card assets	—	(21,058)
Proceeds from sales of premises and equipment	407	619
Purchases of premises and equipment	(814)	(592)
Decrease (increase) in other real estate	271	1,746

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(252,235)	$32,999

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	$(15,598)	$(45,229)
Net increase (decrease) in borrowings	249,968	(76,570)
Payment of subordinated debt securities	—	(23,000)
Proceeds from issuance of debt securities	35,000	—
Payment of debt securities	(25,300)	—
Decrease of MTM on debt securities	(1,927)	—
Proceeds from issuance of Common stock	927	4,375
Cash dividends	(12,692)	(11,715)
Acquisition of treasury stock	(16,525)	(29,531)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$213,853	$(181,670)

DECREASE IN CASH AND CASH EQUIVALENTS	$(37,348)	$(50,662)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	275,580	232,198

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$238,232	$181,536

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$26,396	$40,024
Taxes	12,956	487

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited financial statements of Hudson United Bancorp and Subsidiaries (“Hudson United”or “the Company”) include the accounts of the parent company, Hudson United Bancorp, and its wholly-owned subsidiaries: Hudson United Bank (“the Bank”), HUBCO Capital Trust I, HUBCO Capital Trust II, Hudson United Capital Trust I and Hudson United Capital Trust II. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments and normal recurring accruals considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

For purposes of presentation, management has discussed some comparisions to the prior quarter of 2003 and year ended 2002 on a GAAP and non-GAAP basis excluding certain items, which are listed in the body of the individual discussions. Management feels that it is necessary to discuss certain items in this manner to give the reader a more meaningful assessment of the Company’s performance because of certain income and expense items that occurred in the first quarter of 2002 related to the Dime merger termination (see paragraph below under “Reclassification of Certain Assets, Revenues and Expenses”).

Reclassification of Certain Assets, Revenues and Expenses

Certain amounts from the prior year have been reclassified to conform to the current year’s presentation..

Net income for the first three months of 2002 included $77.0 million cash payment received from Dime Bancorp, Inc. (“Dime”) on January 7, 2002, representing the final termination payment relating to the uncompleted merger of the Company and Dime. Also included in the first quarter of 2002 were $21.5 million of certain expenses resulting from the merger resolution and other charges ($8.3 million in expenses directly related to the Dime termination payment and other expenses including, $0.2 million in salaries and benefits, $1.3 million in occupancy expenses, $1.1 million in equipment expenses, $0.2 million in expenses classified as outside services—other, and $10.4 million in other expense) and an additional $21.3 million provision for possible loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

NOTE B—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus and the incremental number of shares issuable from the exercise of stock options, calculated using the treasury stock method.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002(1)
Basic Earnings Per Share
Net Income	$28,301	$42,281
Weighted average common shares outstanding	44,756	45,235
Basic earnings per share	$0.63	$0.93
Diluted Earnings Per Share
Net Income	$28,301	$42,281
Weighted average common shares outstanding	44,756	45,235
Effect of dilutive securities:
Stock options	210	307

Weighted average common shares outstanding assuming dilution	44,966	45,542
Diluted earnings per share	$0.63	$0.93

(1)	2002 figures include $77 million cash payment received from Dime Bancorp, Inc. (“Dime”) on January 7, 2002, representing the final termination payment relating to the uncompleted merger of the Company and Dime, $21.5 million of certain expenses resulting from the merger resolution and other charges, and an additional $21.3 million provision for possible loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

NOTE C—ACQUISITIONS

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

During the first quarter of 2003 the Company made no purchases of credit card portfolios. The Company entered into agreements at several times in 2002 to purchase third party credit card assets from unrelated third parties. The Company had paid total consideration during 2002 of $62.6 million for $66.2 million of these assets, with an associated discount of $3.6 million.

NOTE D—INVESTMENT SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale at the dates indicated excluding trading assets (in thousands):

	March 31, 2003
	Amortized Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
Available for Sale
U.S. Government securities/agencies	$9,027	$85	$—	$9,112
Mortgage-backed securities	1,955,315	25,394	(4,648)	1,976,061
Asset backed and other debt securities	605,866	15,730	(17,167)	604,429
Obligations of states and political subdivisions	48,504	591	(156)	48,939
FHLB stock	32,500	—	—	32,500
Other equity securities	130,227	3,562	—	133,789

	$2,781,439	$45,362	$(21,971)	$2,804,830

	December 31, 2002
	Amortized Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
Available for Sale
U.S. Government securities	$17,033	$101	$—	$17,134
Mortgage-backed securities	1,803,115	30,894	(1,872)	1,832,137
Asset backed and other debt securities	576,877	12,281	(17,652)	571,506
Obligations of states and political subdivisions	44,710	675	(69)	45,316
FHLB stock	19,050	—	—	19,050
Other equity securities	129,834	1,940	(465)	131,309

	$2,590,619	$45,891	$(20,058)	$2,616,452

Investment securities with a market value of $1,332.2 million at March 31, 2003 and $1,072.0 million at December 31, 2002 were pledged as collateral for public sector deposits, customer repurchase agreements and borrowings from the Federal Home Loan Bank and other counterparties.

Other equity securities include preferred stocks of Government Sponsored Entities, and common and preferred stocks of other financial institutions.

The following table presents the estimated market value of trading assets at March 31, 2003 (in thousands):

Estimated Market Value
Trading Assets
Mortgage-backed securities	$133,457

The securities classified as trading assets at March 31, 2003 were transferred from investments securities available for sale into the trading assets category in the first quarter of 2003. At the time of transfer a $3.5 million gain was realized. These assets subsequently were sold in April of 2003. At December 31, 2002 no investment securities were classified as trading assets.

NOTE E—SUBORDINATED DEBT

In January, 1994, the Company sold $25.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2004, bear interest at a fixed rate of 7.75% per annum payable semi-annually. The Company repurchased $7.8 million of this debt during the second quarter of 2002, $8.8 million remains outstanding as of March 31, 2003

In March 1996, Jeff Banks, Inc. issued $23.0 million aggregate principal amount of subordinated debentures which mature in 2006 and bear interest at a fixed interest rate of 8.75% per annum payable semi-annually. The Company acquired JeffBanks, Inc. in 1999. These notes were redeemable at the option of the Company, in whole or in part, at any time after April 1, 2001, at their stated principal amount plus accrued interest, if any. On January 7, 2002, the Company announced redemption of this issue. The notes were redeemed in February 2002.

In September 1996, the Company sold $75 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at a fixed interest rate of 8.20% per annum payable semi-annually. The outstanding balance of this debt is $68 million as of March 31, 2003.

On May 6, 2002, Hudson United Bank issued $200 million of 7.00% subordinated notes due May of 2012. Interest on the note are payable semi-annually.

NOTE F—COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

On March 31, 2003, the Company issued $20 million of trust preferred securities, with a final maturity on April 15, 2033, using Hudson United Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The trust preferred securities are callable at par on April 15, 2008, and have a fixed rate yield of 6.85% until the call date. Thereafter the yield on this issuance is based on 6-month LIBOR plus 3.30%. The Company issued on March 28, 2003 $15 million of trust preferred securities, with a final maturity of April 10, 2033, using Hudson United Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The trust preferred securities are callable at par on April 24, 2008, and have a fixed rate yield of 6.45% until the call date.

On January 31, 1997, the Company issued $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital securities are redeemable by the Company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income tax is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. As of March 31, 2003, $45.0 million of the 8.98% Capital Securities remained outstanding.

On February 5, 1997, the Company issued $25.0 million in aggregate liquidation amount of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $25.3 million principal amount of 9.25% Junior Subordinated Deferrable Debentures due 2027 of the Company. The 9.25% Trust Capital Securities became redeemable by the Company on March 31, 2002. On February 3, 2003, the Company redeemed at par all of the aforementioned securities.

On June 19, 1998, the Company issued $50.0 million in aggregate liquidation amount of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 7.65% Junior Subordinated Debentures due 2028 of the Company. The 7.65% Capital Securities are redeemable by the Company on or after June 15, 2008, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

The following is a maturity distribution of outstanding subordinated debt and capital trust securities at March 31, 2003:

Year Maturing	Year Callable	Subordinated Debt	Capital Trust Securities	Total
				($ millions)
2004	Not callable	$8.8		$8.8
2006	Not callable	68.0		68.0
2012	Not callable	203.5		203.5
2027	2007		$45.0	45.0
2028	2008		50.0	50.0
2033	2008		35.0	35.0

		$280.3	$130.0	$410.3

The table above includes $3.5 million in mark to market adjustment that is included in the Company’s balance sheet on the portion of the Company’s subordinated debt that is hedged with interest rate derivatives.

NOTE G—COMPREHENSIVE INCOME (LOSS)

The Company displays Consolidated Statements of Income and Consolidated Statements of Comprehensive Income separately for the disclosed periods. Comprehensive Income is displayed on the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity as a separate item entitled Accumulated Other Comprehensive Income (Loss). The following is a reconciliation of the tax effect allocated to each component of comprehensive income for the periods presented.

	Three-Months Ended March 31, 2003
	Before tax amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized net securities losses arising during the period	$(8,650)	$3,197	$(5,453)
Change in valuation of derivative contracts	(4,568)	1,866	(2,702)
Less: reclassification adjustment for net losses realized in net income	(5,991)	2,447	(3,544)

Net change during period	$(7,227)	$2,616	$(4,611)

	Three Months Ended March 31, 2002
	Before tax amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized net security losses arising during the period	$(24,807)	$10,133	$(14,674)
Change in valuation of derivative contracts	(5,331)	2,178	(3,153)
Less: reclassification adjustment for net losses realized in net income	(6,001)	2,451	(3,550)

Net change during period	$(24,137)	$9,860	$(14,277)

NOTE H—RECENT ACCOUNTING STANDARDS

The FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets” during 2001. Under this standard, intangible assets must continue to be amortized, but goodwill is no longer amortized starting January 1, 2002. Goodwill that is determined to be impaired must be written-off when that determination is made. The Company has concluded that no impairment charge was required during the first quarter of 2003 or year ended 2002. The Company is required to perform an impairment test of its goodwill on at least an annual basis. Core deposit intangibles, with a carrying value of $25.4 million at March 31, 2003 are being amortized and the related amortization expense for the first quarter of 2003 was $1.1 million. The carrying values for goodwill and core deposit intangibles include the premium paid in the CBC transaction. (see footnote J for additional details).

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

The FASB issued SFAS No. 145, which was a rescission of SFAS Nos. 4, 44 and 64, amendment of SFAS No. 13 and technical corrections in April 2002. The amendment to SFAS No. 13 requires that lease modifications be accounted for in the same manner as sale-leaseback transactions. The adoption of this statement did not have a material effect on the Company’s operations.

The FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities in June of 2002” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of this statement did not have a material effect on the Company’s operations.

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

The FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” on December 31, 2002. This pronouncement provides alternative methods of transition to FAS 123. The Company has adopted FASB No. 148 effective January 1, 2003. The Company has elected to utilize the prospective method, which requires that the companies apply the recognition provisions of Statement 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition are first applied. The Company expects no material impact on its operations from adoption of this statement. The Company did not record any expense related to the adoption of this statement in the first quarter of 2003.

NOTE I:—STOCK OPTIONS

The Board of Directors adopted and the shareholders approved the 1995 Stock Option Plan, which provides for the issuance of up to 1,030,000 stock options to employees of the Company in addition to those previously granted. There are other options outstanding that were granted under the plans of acquired companies. The option or grant price cannot be less than the fair market value of the common stock at the date of the grant.

On April 17, 2002, the Board of Directors adopted and the shareholders approved the 2002 Stock Option Plan, which provides for the issuance of up to 1,250,000 stock options to employees of the Company. As of the adoption date there are no further issuances from any of the previous plans. As of March 31, 2003, there remained 965,500 shares and as of December 31, 2002 there remained 968,000 shares available for grant from the 2002 Stock Option Plan.

In connection with the acquisitions completed by the Company in prior years, any outstanding options were converted into options to purchase common stock of the Company.

If compensation cost had been determined based on the fair value at the grant dates for stock options awarded under the Company’s plans consistent with the method of SFAS No. 123, the Company’s net income and income per share would have been reduced to the proforma amounts indicated below for March 31, 2002. The results for March 31, 2003 are actual as the Company has adopted the prospective method of recording stock compensation expense effective January 1, 2003(in thousands except per share data):

		March 31, 2003	March 31, 2002
Net income	As reported	$28.3	$42.3
	Pro forma	28.3	42.3

Basic earnings per share	As reported	$0.63	$0.93
	Pro forma	0.63	0.93

Diluted earnings per share	As reported	$0.63	$0.93
	Pro forma	0.63	0.93

For both the quarters ended March 31, 2003 and March 31, 2002 there was no stock-based employee compensation cost, net of related tax effects that was included in net income.

NOTE J:

Core deposit intangibles is as follows for the periods indicated ($ in thousands)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2003
Core deposit intangibles	$42,029	$16,667	$25,368

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2002
Core deposit intangibles	$42,029	$15,606	$26,423

The following is the estimated amortization expense on core deposit intangibles for the years ended December 31:

2003	$4,222
2004	4,222
2005	4,222
2006	4,222
2007	4,222

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents management’s discussion and analysis of financial condition and results of operations. It should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes. All dollar amounts, other than per share information, are presented in thousands unless otherwise noted.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document, both in the Management Discussion & Analysis and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”,”consider”,”may”,”will”, or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, changes in interest rates, changes in economic conditions, deposit and loan volume trends, changes in levels of loan quality, trends in loan loss provisions, changes in relationships with customers, failure to realize expected cost savings or revenue enhancements from changes in business models and acquisitions, and the effects of legal, tax and regulatory provisions applicable to the Company. The Company assumes no obligation for updating any such forward-looking statements at any time. Information on potential factors that could cause the Company’s financial results to differ from the forward-looking statements also is included from time to time in the Company’s public reports filed with the SEC, including in our Form 10-K for the year ending December 31, 2002.

RESULTS OF OPERATIONS

OVERVIEW

The Company had net income of $28.3 million, or $0.63 per diluted share, for the first quarter of 2003 compared to $42.3 million, or $0.93 per diluted share for the comparable period in 2002. Net income for the first three months of 2002 included $77.0 million cash payment received from Dime Bancorp, Inc. (“Dime”) on January 7, 2002, representing the final termination payment relating to the uncompleted merger of the Company and Dime. Also included in the first quarter of 2002 were $21.5 million of certain expenses resulting from the merger resolution and other charges ($8.3 million in expenses directly related to the Dime termination payment and other expenses including, $0.2 million in salaries and benefits, $1.3 million in occupancy expenses, $1.1 million in equipment expenses, $0.2 million in expenses classified as outside services—other, and $10.4 million in other expense) and an additional $21.3 million provision for loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

The Company’s return on average equity was 26.86 % and return on average assets was 1.49% for the first quarter of 2003. The net interest margin was 4.36% and the efficiency ratio was 51.94% for the first quarter of 2003. The Company’s return on average equity was 43.40%, return on average assets was 2.48% for the first quarter of 2002. The net interest margin was 4.73% and the efficiency ratio was 41.67% for the first quarter of 2002. The Company’s efficiency ratio is calculated by dividing noninterest expense (minus amortization expense and ORE expense) by the sum of net interest income, noninterest income and the tax equivalent adjustment, minus securities gains. The Company’s ORE expense, included as a part of other expense on the Company’s Consolidated Statements of Income, was $0.2 million and $0.5 million for the quarters ended March 31, 2003 and March 31, 2002 respectively. The Company’s tax equivalent adjustments were $1.0 million and $0.8 million respectively for the quarters ended March 31, 2003 and March 31, 2002.

NET REVENUE

Net revenue, which is the sum of net interest income and noninterest income, was $102.1 million for the first quarter of 2003. This was comprised of net interest income of $75.2 million and noninterest income of $26.9 million. Net revenue for the first quarter of 2003 decreased by $72.1 million or 41.4% compared to the first quarter of 2002. The decrease in the first quarter of 2003 compared to the first quarter of 2002 is primarily attributed to the aforementioned $77.0 million Dime merger termination payment received in the first quarter of 2002. Net revenue for the first quarter of 2003 increased by $4.9 million, or 5.1%, compared to the first quarter of 2002, excluding the Dime merger termination payment in 2002. This was mainly due to an increase in net interest income of $3.6 million and increases in credit card income of $1.0 million and other income of $1.1 million, partially offset by a decrease in retail service fees of $0.5 million.

NET INTEREST INCOME

Net interest income for the first quarter of 2003 was $75.2 million and the net interest margin,on a tax equivalent basis, was 4.36%. Net interest income was $71.6 million with a net interest margin of 4.73% for the comparable first quarter of 2002. Net interest income increased by $3.6 million or 5.1% compared to the first quarter of 2002. The increase in net interest income in the first quarter of 2003 compared to the comparable quarter in 2002 was due primarily to lower interest expense on deposits, which resulted from a lower cost of deposits. This was offset in part by lower interest income on loans in the first quarter of 2003 as compared to the first quarter of 2002, which was primarily attributable to prepayments on existing loans and subsequent new loans originated at lower interest rates due to the lower interest rate environment in 2003 compared to 2002.

NONINTEREST INCOME

Noninterest income was $26.9 million for the first quarter of 2003. This represented a decrease of $75.7 million compared to $102.6 million of noninterest income in the first quarter of 2002. The decrease resulted primarily from the $77.0 million Dime merger termination payment received in 2002. Noninterest income in the first quarter of 2003 increased by $1.3 million compared to the first quarter of 2002, excluding the Dime merger termination payment in 2002. This was due in most part to increases in credit card fees of $1.0 million and other income of $1.1 million, with the latter attributable mainly to commercial banking fees, being offset in part by decreases in retail service fees of $0.5 million. The Company recorded a $3.5 million gain on trading assets transferred from available for sale securities on March 31, 2003. This gain was offset substantially by a $3.3 million loss on available for sale securities sold during the first quarter of 2003.

NONINTEREST EXPENSE

Noninterest expense was $54.7 million for the first quarter of 2003 compared to $74.3 million for the comparable period in 2002. The decrease in noninterest expense in the first quarter of 2003 compared to the first quarter of 2002 was due primarily to the aforementioned $21.5 million of certain expenses incurred in 2002. Noninterest expense increased by $1.9 million in the first quarter of 2003 over the same period in 2002, excluding these expenses in 2002. The $1.9 million increase in the first quarter of 2003 was mainly due to increases in occupancy and salaries and benefits expenses related to the purchase and assumption transaction with the FDIC as the receiver for the failed CBC transaction. This increase in expenses was offset by reductions in marketing and telephone expenses. The efficiency ratio was 51.94% for the first quarter of 2003 and 41.67% for the first quarter of 2002. The increase in 2003 compared to 2002 was primarily attributable to the aforementioned Dime merger termination payment in 2002.

INCOME TAXES

The Company’s provision for income taxes was $12.1 million at quarter ended March 31, 2003 compared to $28.8 million at quarter ended March 31, 2002. The Company’s effective tax rate for the three months ended March 31, 2003 was 30.0% compared to 40.5% for the same period in 2002. This decrease in the provision for income tax and the lower effective tax rate for the first quarter of 2003 was due to several factors. One factor was that pretax income for the first quarter of 2002 included the Dime merger termination payment and certain expenses, as noted above. Other factors included the Company’s increased investment in tax advantaged securities during the second half of 2002, and an updated assessment of the Company’s tax preference income, reserves and related liabilities in the first quarter of 2003.

PROVISION FOR LOAN AND LEASE LOSSES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Introduction

The provision for loan and lease losses was $7.0 million for the first quarter of 2003 and $28.8 million for the first quarter of 2002. The higher provisions in 2002 compared to 2003 was due to a $21.3 million provision for the accelerated disposition of certain commercial and industrial loans in the quarter ended March 31, 2002.

The Allowance for Loan and Lease Losses (“the Allowance”) was $71.9 million at March 31, 2003 and December 31, 2002. The Allowance at March 31, 2003 represented 472% of nonperforming loans and 1.69% of total loans. The Allowance at year-end 2002 represented 468% of nonperforming loans and 1.66% of total loans.

The determination of the adequacy of the Allowance and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a monthly basis. The methodology employed for assessing the adequacy of the Allowance consists of the following:

•	the establishment of allowance amounts for all specifically identified criticized loans, including those arising from business combinations, that have been designated as requiring attention by management’s internal loan review program.

•	the establishment of reserves for pools of homogenous types of loans not subject to specific review, including 1-4 family residential mortgages, consumer loans and leases, and credit card portfolios, based upon historical loss rates.

An allocation of the allowance for the non-criticized loans in each portfolio is determined based upon the historical average loss experience of those portfolios.

Consideration is also given to the changed risk profile brought about by business combinations, knowledge about customers, industries, the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company’s lending staff, underwriting policies, loss histories, delinquency trends, nature of economic and business conditions, and any concentration in the portfolio including real estate related loans located in the northeastern part of the United States. Since many of the loans depend upon the sufficiency of real estate collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss. Other evidence used to determine the amount of the Allowance and its components are as follows:

•	regulatory and other examinations

•	the amount and trend of criticized loans

•	actual losses

•	peer comparisons with other financial institutions

•	economic data associated with the real estate market in the Company’s area of operations

•	opportunities to dispose of marginally performing loans for cash consideration

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at March 31, 2003.

Non Performing Loans and Non Performing Assets

Non-performing loans totaled $15.2 million at March 31, 2003, a decrease of $0.2 million when compared to $15.4 million at December 31, 2002. Non-performing assets were $16.3 million at March 31, 2003 and $16.7 million at December 31, 2002.

The following table presents the composition of non-performing assets and selected asset quality ratios at the dates indicated:

	March 31, 2003	December 31, 2002
	(in thousands)
Nonaccrual Loans:
Commercial	$6,501	$6,383
Real Estate	8,307	7,857
Consumer	432	1,117

Total Nonaccrual Loans	$15,240	$15,357
Other Real Estate Owned	1,044	1,315

Total Nonperforming Assets	$16,284	$16,672

Nonaccrual Loans to Total Loans and Leases	0.36%	0.35%
Allowance for Loan and Lease Losses to Nonaccrual Loans	472%	468%

Loans Past Due 90 Days and Still Accruing

The following table shows loans past due 90 days or more and still accruing, along with the applicable asset quality ratio:

	March 31, 2003	December 31, 2002
	(in thousands)
Loans Past Due 90 Days or More and Accruing
Commercial	$2,901	$1,596
Real Estate	7,372	6,921
Consumer	2,077	2,269
Credit card	8,148	9,004

Total Past Due Loans	$20,498	$19,790

As a percent of Total Loans and Leases	0.48%	0.46%

Allowance for Loan and Lease Losses

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Summary of Activity in the Allowance By Loan Category
	Three Months Ended March 31, 2003		Year Ended December 31, 2002
	(Dollars in thousands)
Amount of Loans and Leases Outstanding at Period End	$4,262,890		$4,339,475

Daily Average Amount of Loans and Leases Outstanding	$4,266,623		$4,287,200

Allowance for Loan and Lease Losses
Balance at beginning of the period	$71,929		$70,046
Loans charged off:
Real estate	$355		$2,420
Commercial	1,567		10,505
Consumer	7,504		27,234
Accelerated disposition(1)	—		21,333

Total loans charged off	$9,426		$61,492

Recoveries:
Real estate	$115		$912
Commercial	763		4,636
Consumer	1,507		6,494

Total recoveries	$2,385		$12,042

Net loans charged off	$7,041		$49,450
Provision for loan and lease losses, portfolio loans	7,000		30,000
Provision for loan and lease losses, accelerated disposition(1)	—		21,333

Balance at period end	$71,888		$71,929

Allowance for Loan and Lease Losses to Total Loans and Leases	1.69%		1.66%

Provision for loan and lease losses, as a percentage of average loans and leases outstanding	0.66	%(2)	1.20%

Net loans charged off during period to average loans and leases outstanding	0.66	%(2)	1.15%

(1)	Relates primarily to the planned accelerated disposition of certain nonperforming commercial and industrial loans at March 31, 2002.
(2)	Annualized

FINANCIAL CONDITION

Loan and lease categories consisting of commercial and financial; commercial real estate; consumer; and credit card loans totaled $4.0 billion at March 31, 2003, compared to $4.1 billion at December 31, 2002. These four categories, which exclude residential mortgages, represented 94% of loans and leases at March 31, 2003, and at December 31, 2002. These four loan and lease categories are the areas of loans that the Company emphasizes. This is because they generally have more attractive yields; interest rate sensitivity; and maturity characteristics than single family loans. Residential mortgage loans decreased by $32.2 million to $242.3 million at March 31, 2003, as compared to December 31, 2002 due to amortization and prepayments on the portfolio.

Total investment securities, excluding trading assets of $133.5 million, were $2.8 billion at March 31, 2003, compared to $2.6 billion at December 31, 2002. Investment securities pledged as collateral for public sector deposits, repurchase agreements, borrowings and other purposes increased by $260.2 million in the first three months of 2003. The Company had trading assets of $133.5 million as of March 31, 2003 and no trading assets as of December 31, 2002. The trading assets at March 31, 2003 were transferred from investments securities available for sale into the trading assets category in the first quarter of 2003. At time of transfer a gain of $3.5 million was realized. These assets were subsequently sold in April of 2003. Other investment securities sold during the first quarter were at a realized loss of $3.3 million.

The Company’s total assets were $7.8 billion at March 31, 2003, compared to $7.7 billion at year-end 2002.

Total deposits were $6.2 billion at both March 31, 2003 and December 31, 2002.

Total borrowings at March 31, 2003 were $719.7 million an increase of $250.0 million over year end 2002 levels of $469.7 million. This increase was primarily in the form of fixed rate advances from the Federal Home Loan Bank with maturities of two and three years.

Total stockholders’ equity was $428.1 million at March 31, 2003 and $432.5 million at December 31, 2002. The change in stockholders’ equity resulted primarily from $28.3 million of net income, offset by payment of cash dividends of $12.7 million, treasury repurchases of $16.5 million, stock compensation exercises of $1.1 million and a decrease in accumulated other comprehensive (loss) of $4.6 million.

The Company repurchased a total of 527,095 shares of common stock in the first three months of 2003, at an average price of $31.35 per share. The total cash allocated for these repurchases was $16.5 million. Total shares outstanding at March 31, 2003 were 44.5 million shares, compared to 45.0 million shares at December 31, 2002.

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

The Company evaluates on a monthly basis its simulation model to measure the sensitivity of net interest income to changes in market interest rates. There have been no material changes in these monthly simulations from the Company’s results outlined in its Form 10-K for year end December 31, 2002

The Company enters into interest rate derivative contracts (interest rate swaps; interest rate floors; and interest rate caps) from time to time for asset liability management purposes. The notional amount of the derivative contracts totals $860 million at March 31, 2003 and December 31, 2002.

The purpose of these contracts is to attempt to limit the volatility in the Company’s net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company’s overall asset liability risk. Management did not enter into these contracts for speculative purposes. Under SFAS No.133, the Company has adopted hedge accounting for these contracts. The derivative contracts hedging the pool of prime rate-based loans are being accounted for as “cash flow hedges” under SFAS No.133, whereby the net payments under the contracts are recorded in interest income and the change in valuation of the contracts are recorded in “accumulated other comprehensive income (loss)” in total stockholders’ equity. Changes in interest rates will impact the cash flows and valuation of the derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario. The derivative contracts hedging the fixed rate certificates of deposit and fixed rate subordinated debt are accounted for as “fair value” hedges using the “short-cut method” under SFAS No. 133. Under the short-cut method, any changes in value of the hedged item is assumed to be exactly as much as the change in the value of the derivative contract. Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings.

Liquidity

Liquidity is a measure of the Company’s ability to meet the needs of depositors, borrowers, and creditors at a reasonable cost and without adverse financial consequences. The Company has several liquidity measurements that are evaluated on a frequent basis. The Company has adequate sources of liquidity including the ability to attract deposits from businesses and individuals through its branches; brokered deposits from securities firms; cash flow from interest, prepayments and principal repayments on investment securities and loans; Securities Available for Sale; and the ability to borrow funds on a collateralized basis from the Federal Home Loan Bank and Federal Reserve discount window, repurchase agreements collateralized by securities with customers and with securities firms; and other sources. The management of balance sheet volumes, mixes and maturities enables the Company to maintain adequate levels of liquidity.

Capital

The capital ratios for the Company at March 31, 2003 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Holding Company Capital Ratios

	Ratios at March 31, 2003	Minimum Regulatory Guidelines for Well-Capitalized
Total Risk-Based Capital	13.48%	10.0%
Tier 1 Risk-Based Capital	8.14%	6.0%
Tier 1 Leverage Ratio	5.83%	4.0%

Bank Capital Ratios
	Ratios at March 31, 2003	Minimum Regulatory Guidelines for Well-Capitalized
Total Risk-Based Capital	13.34%	10.0%
Tier 1 Risk-Based Capital	8.37%	6.0%
Tier 1 Leverage Ratio	5.99%	4.0%

The Company is not aware of any current recommendations by the regulatory authorities that would have a material adverse effect on the Company’s capital resources or operations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

(see discussion above under “market Risk, Interest rate Risk”)

Item 4. Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures performed within the 90 days prior to the date hereof, the Company’s principal executive officer and principal financial officer have determined that such controls and procedures are effective. No significant change has occurred in the Company’s internal controls since the date of the evaluation that could significantly affect these controls subsequent to the date of the evaluation.

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

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K—

Exhibits

a.)Current Reports on Form 8-K—

1) Current Report on From 8-K dated April 14, 2003, filed April 14, 2003. (Announcing first quarter earnings for Hudson United Bancorp)

3(a)	(a) Certificate of Incorporation of the Company in effect on May 11, 1999. (Incorporated by reference from the Company’sAmended Quarterly Report on Form 10Q/A for the quarter ended June 30, 1999filed September 10, 1999, Exhibit (3a))

3(b)	(b) Revised By-Laws of Hudson United Bancorp, Inc. dated April 15, 2003. (Filed herewith)

10(a)	Indenture dated March 28, 2003 between Hudson United Bancorp, Inc. and Wilmington Trust Company as Trustee for $20,000,000 6.85% Junior Subordinated Debentures due 2033 (filed herewith)

10(b)	Guarantee Agreement dated March 28, 2003 between Hudson United Bancorp Inc. and Wilmington Trust Company (filed herewith)

10(c)	Amended and Restated Declaration of Trust for Hudson United Capital Trust II dated March 28, 2003 (filed herewith)

10(d)	Purchase Agreement dated March 28, 2003 between Hudson United Capital Trust II, Hudson United Bancorp Inc. and Sandler O’Neill & Partners, LP(filed herewith)

10(e)	Indenture dated March 31, 2003 between Hudson United Bancorp, Inc. and Bank of New York as Trustee for $15,000,000 6.448% Junior Subordinated Debentures due 2033 (filed herewith)

10(f)	Guarantee Agreement dated March 31, 2003 between Hudson United Bancorp Inc. and Bank of New York (filed herewith)

10(g)	Amended and Restated Declaration of Trust for Hudson United Capital Trust I dated March 31, 2003 (filed herewith)

10(h)	Purchase Agreement dated March 31, 2003 between Hudson United Capital Trust I, Hudson United Bancorp Inc. and Trapeza CDO II, LLC(filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson United Bancorp

May 15, 2003	/s/ KENNETH T. NEILSON
Date	Kenneth T. Neilson Chairman, President and Chief Executive Officer

May 15, 2003	/s/ WILLIAM A. HOULIHAN
Date	William A. Houlihan Executive Vice President and Chief Financial Officer

I, Kenneth T. Neilson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hudson United Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ WILLIAM A. HOULIHAN
William A. Houlihan Executive Vice President and Chief Financial Officer