Form 10-Q
period 2003-06-30
HUDSON UNITED BANCORP
filed 2003-08-13
CIK 703559

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 44,772,951 shares, no par value, outstanding as of July 31, 2003.

HUDSON UNITED BANCORP

HUDSON UNITED BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	June 30, 2003	December 31, 2002

ASSETS
Cash and due from banks	$230,663	$257,694
Interest bearing due from banks	53,907	17,886

TOTAL CASH AND CASH EQUIVALENTS	$284,570	$275,580

Investment securities available for sale, at market value ($1,426 and $1,072 million pledged at June 30, 2003 and December 31, 2002 respectively)	$2,955,047	$2,616,452

Loans and leases:
Commercial and financial	$1,806,113	$1,784,444
Commercial real estate mortgages	931,368	908,910
Consumer	1,037,039	1,031,475
Credit card	322,088	340,173

Sub-total	$4,096,608	$4,065,002
Residential mortgages	227,512	274,473

TOTAL LOANS AND LEASES	$4,324,120	$4,339,475
Less: Allowance for loan and lease losses	(67,151)	(71,929)

NET LOANS AND LEASES	$4,256,969	$4,267,546
Premises and equipment, net	95,808	100,991
Other real estate owned	1,200	1,315
Goodwill	73,921	73,733
Core deposit and other intangibles, net of amortization	24,574	26,423
Investment in separate account bank owned life insurance	140,729	137,158
Other assets	151,221	152,063

TOTAL ASSETS	$7,984,039	$7,651,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,327,635	$1,304,289
NOW, money market and savings	3,120,818	3,119,233
Time deposits	1,783,076	1,776,179

TOTAL DEPOSITS	$6,231,529	$6,199,701
Customer repurchase agreements	106,570	134,920
FHLB and other borrowings	747,797	334,766

TOTAL BORROWINGS	$854,367	$469,686
Other liabilities	69,737	146,795
Subordinated debt	245,195	282,253
Company-obligated mandatory redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of the Company	128,959	120,300

TOTAL LIABILITIES	$7,529,787	$7,218,735
Stockholders’ Equity:
Common stock, no par value; authorized 103,000,000 shares; 52,186,866 shares issued and 44,758,366 shares outstanding in 2003 and 52,186,866 shares issued and 45,023,459 shares outstanding in 2002	92,788	92,788
Additional paid-in capital	311,977	313,467
Retained earnings	208,946	177,544
Treasury stock, at cost, 7,428,500 shares in 2003 and 7,163,407 shares in 2002	(177,903)	(169,871)
Restricted stock	(4,697)	(2,456)
Accumulated other comprehensive income	23,141	21,054

TOTAL STOCKHOLDERS’ EQUITY	$454,252	$432,526

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,984,039	$7,651,261

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,
(in thousands, except per share data)	2003	2002

INTEREST AND FEE INCOME:
Loans and leases	$68,533	$75,007
Investment securities	32,503	32,827
Other	329	1,224

TOTAL INTEREST AND FEE INCOME	$101,365	$109,058

INTEREST EXPENSE:
Deposits	$15,391	$25,357
Borrowings	3,847	1,604
Subordinated and other debt	5,929	6,784

TOTAL INTEREST EXPENSE	$25,167	$33,745

NET INTEREST INCOME	$76,198	$75,313
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	7,000	7,500

NET INTEREST INCOME AFTER TOTAL PROVISION FOR LOAN AND LEASE LOSSES	$69,198	$67,813

NONINTEREST INCOME:
Retail service fees	$9,456	$8,845
Credit card fee income	6,073	6,148
ATM and debit card fees	1,969	1,937
Separate account bank owned life insurance income	1,775	2,050
Trust income	693	793
Other income	6,767	6,442
Impairment on mortgage related servicing assets	(2,004)	—
Securities gain	2,364	127
Trading asset losses	(87)	—

TOTAL NONINTEREST INCOME	$27,006	$26,342

NONINTEREST EXPENSE:
Salaries and benefits	$24,261	$23,520
Occupancy expense	7,373	6,771
Equipment expense	4,879	4,649
Outside services—data processing	7,906	6,994
Outside services-other	6,105	6,489
Telephone expense	1,551	1,274
Marketing expense	881	1,650
Amortization of intangibles	1,056	952
Deposit and other insurance	519	605
Other expense	1,868	3,696

TOTAL NONINTEREST EXPENSE	$56,399	$56,600

INCOME BEFORE INCOME TAXES	$39,805	$37,555
PROVISION FOR INCOME TAXES	10,670	12,018

NET INCOME	$29,135	$25,537

NET INCOME PER COMMON SHARE
Basic	$0.65	$0.56
Diluted	$0.65	$0.56
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,614	45,237
Diluted	44,829	45,538

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six Months Ended June 30,
(in thousands, except per share data)	2003	2002

INTEREST AND FEE INCOME:
Loans and leases	$140,870	$155,927
Investment securities	61,951	57,281
Other	954	1,793

TOTAL INTEREST AND FEE INCOME	$203,775	$215,001

INTEREST EXPENSE:
Deposits	$32,863	$53,039
Borrowings	7,069	3,350
Subordinated and other debt	12,441	11,737

TOTAL INTEREST EXPENSE	$52,373	$68,126

NET INTEREST INCOME	$151,402	$146,875
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	14,000	15,000

PROVISION FOR LOAN AND LEASE LOSSES, ACCELERATED DISPOSITION	—	21,333

TOTAL PROVISION FOR LOAN AND LEASE LOSSES	14,000	36,333

NET INTEREST INCOME AFTER TOTAL PROVISION FOR LOAN AND LEASE LOSSES	$137,402	$110,542

NONINTEREST INCOME:
Retail service fees	$18,459	$18,383
Credit card fee income	12,469	11,549
ATM and debit card fees	3,742	3,633
Separate account bank owned life insurance income	3,571	3,941
Trust income	1,188	1,577
Dime merger termination payment	—	77,000
Impairment on mortgage related servicing assets	(2,004)	—
Securities (losses)gains	(895)	402
Trading asset gains	3,449	—
Other income	13,910	12,440

TOTAL NONINTEREST INCOME	$53,889	$128,925

NONINTEREST EXPENSE:
Salaries and benefits	$47,203	$46,089
Occupancy expense	15,590	14,627
Equipment expense	9,372	10,418
Outside services—data processing	14,799	13,638
Outside services-other	11,549	12,300
Telephone expense	2,996	2,938
Marketing expense	1,581	3,300
Amortization of intangibles	2,111	1,904
Deposit and other insurance	1,039	1,172
Expenses related to Dime termination payment	—	8,293
Other expense	4,816	16,195

TOTAL NONINTEREST EXPENSE	$111,056	$130,874

INCOME BEFORE INCOME TAXES	$80,235	$108,593
PROVISION FOR INCOME TAXES	22,799	40,775

NET INCOME	$57,436	$67,818

NET INCOME PER COMMON SHARE
Basic	$1.29	$1.50
Diluted	$1.28	$1.49
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,684	45,242
Diluted	44,880	45,532

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,
(In thousands)	2003	2002

NET INCOME	$29,135	$25,537
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized securities gains arising during period (tax expenses of $2,814 and $17,489 respectively)	$4,412	$28,986
Change in valuation of derivative contracts (tax benefits of $605 and $2,018 respectively)	(982)	(2,921)
Less: reclassification for net losses included in net income (tax benefit of $2,015 and tax expense of $56 respectively)	(3,268)	82

Other comprehensive income	$6,698	$25,983

COMPREHENSIVE INCOME	$35,833	$51,520

	Six Months Ended June 30,
(In thousands)	2003	2002

NET INCOME	$57,436	$67,818
OTHER COMPREHENSIVE INCOME NET OF TAX:
Net unrealized securities (losses)/gains arising during period (tax benefit of $383 and tax expense of $7,355 respectively)	$(1,041)	$14,313
Change in valuation of derivative contracts (tax benefits of $2,471 and $4,195 respectively)	(3,684)	(6,075)
Less: reclassification for net losses included in net income (tax benefits of $4,462 and $2,395 respectively)	(6,812)	(3,468)

Other comprehensive income	$2,087	$11,706

COMPREHENSIVE INCOME	$59,523	$79,524

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except shares)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Treasury Stock	Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2001	45,814,227	$92,796	$320,309	$104,570	$(146,560)	$(3,795)	$16,584	$383,904

Net income	—	—	—	123,206	—	—	—	123,206
Cash dividends	—	—	—	(50,232)	—	—	—	(50,232)
Stock options exercised	434,813	—	(6,842)	—	12,250	—	—	5,408
Other transactions	—	(8)	—	—	—	—	—	(8)
Purchase of treasury stock	(1,303,952)	—	—	—	(37,686)	—	—	(37,686)
Effect of compensation plans	78,371	—	—	—	2,125	1,339	—	3,464
Other comprehensive income	—	—	—	—	—	—	4,470	4,470

Balance at December 31, 2002	45,023,459	$92,788	$313,467	$177,544	$(169,871)	$(2,456)	$21,054	$432,526

Net income	—	—	—	57,436	—	—	—	57,436
Cash dividends	—	—	—	(26,034)	—	—	—	(26,034)
Stock options exercised	202,372	—	(1,665)	—	6,189	—	—	4,524
Other transactions	(11,220)	—	175	—	(175)	—	—	—
Purchase of treasury stock	(527,095)	—	—	—	(16,525)	—	—	(16,525)
Effect of compensation plans	70,850	—	—	—	2,479	(2,241)	—	238
Other comprehensive income	—	—	—	—	—	—	2,087	2,087

Balance at June 30, 2003	44,758,366	$92,788	$311,977	$208,946	$(177,903)	$(4,697)	$23,141	$454,252

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$57,436	$67,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	14,000	36,333
Provision for depreciation and amortization	9,826	14,388
Amortization (Accretion) of investment securities premiums (discounts), net	12,535	11,183
Impairment on mortgage servicing assets	(2,004)	—
Securities losses	(895)	(402)
Trading gains	3,449	—
Loss on sales of premises and equipment	(153)	(70)
Increase in deferred taxes	1,346	22,999
(Increase)/Decrease in other assets	(5,480)	7,166
Decrease in other liabilities	(78,404)	(7,727)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$11,656	$151,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities:
Available for sale	$1,033,336	$661,751
Proceeds from repayments and maturities of investment securities:
Available for sale	742,193	349,622
Purchases of investment securities:
Available for sale	(2,125,518)	(1,406,027)
Net decrease in loans other than purchases and sales	6,668	(20,122)
Increase in loans due to purchases	(2,718)	—
Proceeds from sales of loans		15,873
Acquisition of credit card assets	(7,373)	(21,058)
Proceeds from sales of premises and equipment	407	653
Purchases of premises and equipment	(2,549)	(2,458)
Decrease in other real estate	115	2,285

NET CASH USED IN INVESTING ACTIVITIES	$(355,439)	$(419,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$31,828	$296,259
Net increase (decrease) in borrowings	384,681	(23,588)
Payment of subordinated debt securities	(34,360)	(35,800)
Proceeds from issuance of debt securities	33,959	200,000
Payment of debt securities	(25,300)	5,311
Proceeds from issuance of Common stock	4,524	—
Cash dividends	(26,034)	(24,430)
Acquisition of treasury stock	(16,525)	(29,821)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$352,773	$387,931

INCREASE IN CASH AND CASH EQUIVALENTS	$8,990	$120,138
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	275,580	232,198

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284,570	$352,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$54,831	$68,433
Taxes	23,061	31,103

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hudson United Bancorp and Subsidiaries (“Hudson United”or “the Company”) include the accounts of the parent company, Hudson United Bancorp, and its wholly-owned subsidiaries: Hudson United Bank (“the Bank”), HUBCO Capital Trust I, HUBCO Capital Trust II, Hudson United Capital Trust I and Hudson United Capital Trust II. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information presented includes all adjustments and normal recurring accruals considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

For purposes of presentation, management has discussed some comparisons to the six months ended 2002 on a GAAP and non-GAAP basis excluding certain items, which are listed in the body of the individual discussions. Management feels that it is necessary to discuss certain items in this manner to give the reader a more meaningful assessment of the Company’s performance because of certain income and expense items that occurred in the first quarter of 2002 related to the Dime merger termination (see paragraph below under “Reclassification of Certain Assets, Revenues and Expenses”).

Reclassification of Certain Assets, Revenues and Expenses

Net income for the first six months of 2002 included $77.0 million cash payment received from Dime Bancorp, Inc. (“Dime”) on January 7, 2002, representing the final termination payment relating to the uncompleted merger of the Company and Dime. Also included in the first half of 2002 were $21.5 million of certain expenses resulting from the merger resolution and other charges ($8.3 million in expenses directly related to the Dime termination payment and other expenses including, $0.2 million in salaries and benefits, $1.3 million in occupancy expenses, $1.1 million in equipment expenses, $0.2 million in expenses classified as outside services – other, and $10.4 million in other expense) and an additional $21.3 million provision for possible loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

NOTE B — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the incremental number of shares issuable from the exercise of stock options, calculated using the treasury stock method.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands, except per share data):

	Three Months Ended June 30,
	2003	2002

Basic Earnings Per Share
Net Income	$29,135	$25,537
Weighted average common shares outstanding	44,614	45,237
Basic earnings per share	$0.65	$0.56
Diluted Earnings Per Share
Net Income	$29,135	$25,537
Weighted average common shares outstanding	44,614	45,237
Effect of dilutive securities:
Stock options	215	301

Weighted average common shares outstanding assuming dilution	44,829	45,538
Diluted earnings per share	$0.65	$0.56

	Six Months Ended June 30,
	2003	2002(1)

Basic Earnings Per Share
Net Income	$57,436	$67,818
Weighted average common shares outstanding	44,684	45,242
Basic earnings per share	$1.29	$1.50
Diluted Earnings Per Share

Net Income	$57,436	$67,818
Weighted average common shares outstanding	44,684	45,242
Effect of dilutive securities:
Stock options	196	290

Weighted average common shares outstanding assuming dilution	44,880	45,532
Diluted earnings per share	$1.28	$1.49

(1)	2002 six month ended figures include $77 million cash payment received from Dime Bancorp, Inc. (“Dime”) on January 7, 2002, representing the final termination payment relating to the uncompleted merger of the Company and Dime, $21.5 million of certain expenses resulting from the merger resolution and other charges, and an additional $21.3 million provision for possible loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

NOTE C — ACQUISITIONS/BUSINESS COMBINATIONS

The Company acquired ownership interests in the second quarter of 2003 in two companies involved in landfill gas projects (“LGPs”). These LGPs lease gas rights within landfills and own and operate the equipment that recovers methane gas, and generate revenues by selling the gas. The Company as the owner of the LGPs is eligible to receive tax credits under Section 29 of the Internal Revenue Code (“Section 29 tax credits”), which are available to producers of fuel from non-conventional sources. These Section 29 tax credits are anticipated to amount to approximately $10 million per year, and are scheduled to expire on December 31, 2007. The acquisition of the ownership interests was recorded at a value of $20 million, which was approximately equal to the book value of the net assets of the LGPs on the closing date. The acquisition occurred in connection with the satisfaction of a loan the Company had previously made to the prior owner of LGPs. The LGPs or predecessor entities have been in existence since 1997, and generated net income for the previous owner of the LGPs in prior years. The Company expects the ownership in the LGPs to result in an increase to its other revenues and total noninterest income; an increase to its other expenses and total noninterest expenses in an amount greater than the increase in other revenues and total noninterest income; and an immediate increase in net income and accretion to EPS, primarily due to the reduction in its provision for taxes due to the Section 29 tax credits.

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

During the first six months of 2003 the Company paid total consideration of $7.4 million for $7.7 million in credit card receivables from unrelated third parties, with an associated discount of $0.3 million. The Company entered into agreements at several times in 2002 to purchase third party credit card assets from unrelated third parties. The Company had paid total consideration during 2002 of $62.6 million for $66.2 million of these assets, with an associated discount of $3.6 million.

NOTE D — INVESTMENT SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale at the dates indicated excluding trading assets (in thousands):

	June 30, 2003
	Amortized Cost	Gross Unrealized		Estimated Value Market
		Gains	(Losses)
Available for Sale
U.S. Government securities/agencies	$9,020	$69	$—	$9,089
Mortgage-backed securities	2,162,786	28,205	(2,027)	2,188,964
Asset backed and other debt securities	557,748	16,526	(13,512)	560,762
Obligations of states and political subdivisions	36,941	635	—	37,576
FHLB stock	21,250	—	—	21,250
Other equity securities	130,602	6,804	—	137,406

	$2,918,347	$52,239	$(15,539)	$2,955,047

	December 31, 2002
	Amortized Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
Available for Sale
U.S. Government securities/agencies	$17,033	$101	$—	$17,134
Mortgage-backed securities	1,803,115	30,894	(1,872)	1,832,137
Asset backed and other debt securities	576,877	12,281	(17,652)	571,506
Obligations of states and political subdivisions	44,710	675	(69)	45,316
FHLB stock	19,050	—	—	19,050
Other equity securities	129,834	1,940	(465)	131,309

	$2,590,619	$45,891	$(20,058)	$2,616,452

Investment securities with a market value of $1,426 million at June 30, 2003 and $1,072 million at December 31, 2002 were pledged as collateral for public sector deposits, customer repurchase agreements and borrowings from the Federal Home Loan Bank and other counterparties.

Other equity securities include preferred stocks of Government Sponsored Entities, and common and preferred stocks of other financial institutions.

NOTE E — SUBORDINATED DEBT

In January, 1994, the Company sold $25.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2004, bear interest at a fixed rate of 7.75% per annum payable semi-annually. The Company repurchased $7.8 million of this debt during the second quarter of 2002, and $8.8 million remains outstanding as of June 30, 2003.

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

In September 1996, the Company sold $75 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at a fixed interest rate of 8.20% per annum payable semi-annually. The outstanding balance of this debt is $30.2 million as of June 30, 2003, after the reduction described below.

The Company repurchased $37.8 million of the $68.0 million outstanding of its 8.20% fixed rate subordinated debt due in September of 2006 in the second quarter of 2003. The debt was repurchased from an investment banking firm at a price of 115%of par, which resulted in a premium of $5.7 million and a total transaction value of $44.0 million, which also included accrued interest. The Company at the same time issued a $45 million, 3.50% fixed rate institutional certificate of deposit due in May of 2008 to the same investment banking firm. The changed terms of the debt instruments and the present value of the cash flows of the obligations repurchased and the new obligation issued were not considered to be substantially different. The effective annual interest cost of the new obligation issued by the Company is 6.02%.

On May 6, 2002, the Bank issued $200 million of 7.00% subordinated notes due May of 2012. Interest on the note are payable semi-annually.

NOTE F — COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

On January 31, 1997, the Company issued $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital securities are redeemable by the Company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income tax is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. As of June 30, 2003, $45.0 million of the 8.98% Capital Securities remained outstanding.

On February 5, 1997, a predecessor of the Company issued $25.0 million in aggregate liquidation amount of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $25.3 million principal amount of 9.25%Junior Subordinated Deferrable Debentures due 2027 of the Company. The 9.25% Trust Capital Securities became redeemable by the Company on March 31, 2002. On February 3, 2003, the Company redeemed at par all of the aforementioned securities.

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

The Company issued on March 31, 2003, $20 million of trust preferred securities, with a final maturity on April 15, 2033, using Hudson United Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The trust preferred securities are callable at par on April 15, 2008, and have a fixed rate yield of 6.85% until the call date. Thereafter the yield on this issuance is based on 6-month LIBOR plus 3.30%. The Company issued on March 28, 2003, $15 million of trust preferred securities, with a final maturity of April 10, 2033, using Hudson United Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The trust preferred securities are callable at par on April 24, 2008, and have a fixed rate yield of 6.45% until the call date.

The following is a maturity distribution of outstanding subordinated debt and capital trust securities at March 31, 2003:

Year Maturing	Year Callable/ Maturity	Subordinated Debt	Capital Trust Securities	Total ($ millions)

2004	Not callable	$8,790		$8,790
2006	Not callable	30,860		30,860
2012	Not callable	205,545		205,545
2027	2007		$45,000	45,000
2028	2008		50,000	50,000
2033	2008		33,959	33,959

		$245,195	$128,959	$374,154

The table above includes $2.8 million in mark to market adjustment that is included in the Company’s balance sheet on the portion of the Company’s subordinated debt that is hedged with interest rate derivatives, $3.4 million in deferred gains associated with the cancelation of derivatives associated with a portion of the Company’s subordinated debt and $1.0 million in costs associated with the Company’s issuance of Capital Trust Securities.

NOTE G — COMPREHENSIVE INCOME (LOSS)

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

	Three Months Ended June 30, 2003
	Before tax amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized net securities gains arising during the period	$7,226	$(2,814)	$4,412

Change in valuation of derivative contracts	(1,587)	605	(982)
Less: reclassification adjustment for net losses realized in net income	(5,283)	2,015	(3,268)

Net change during period	$10,922	$(4,224)	$6,698

	Three Months Ended June 30, 2002
	Before tax amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized net security gain arising during the period	$46,475	$(17,489)	$28,986
Change in valuation of derivative contracts	(4,939)	2,018	(2,921)
Less: reclassification adjustment for net gains realized in net income	138	(56)	82

Net change during period	$41,398	$(15,415)	$25,983

	Six Months Ended June 30, 2003
	Before tax amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized net securities losses arising during the period	$(1,424)	$383	$(1,041)
Change in valuation of derivative contracts	(6,155)	2,471	(3,684)
Less: reclassification adjustment for net losses realized in net income	(11,274)	4,462	(6,812)

Net change during period	$3,695	$(1,608)	$2,087

	Six Months Ended June 30, 2002
	Before tax amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized net securities gains arising during the period	$21,668	$(7,355)	$14,313
Change in valuation of derivative contracts	(10,270)	4,195	(6,075)
Less: reclassification adjustment for net losses realized in net income	(5,863)	2,395	(3,468)

Net change during period	$17,261	$(5,555)	$11,706

NOTE H — RECENT ACCOUNTING STANDARDS

The FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets” during 2001. Under this standard, intangible assets must continue to be amortized, but goodwill is no longer amortized starting January 1, 2002. Goodwill that is determined to be impaired must be written-off when that determination is made. The Company has concluded that no impairment charge was required during the first half of 2003 or year ended 2002. The Company is required to perform an impairment test of its goodwill on at least an annual basis. Core deposit intangibles and other intangibles, with a carrying value of $24.6 million at June 30, 2003, are being amortized and the related amortization expense was $2.1 million at June 30, 2003. The carrying values for goodwill and core deposit intangibles include the premium paid in the CBC transaction. (see note J for additional details).

The FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” in June 2001. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material effect on the Company’s operations.

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

The FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” on December 31, 2002. This pronouncement provides alternative methods of transition to FAS 123. The Company has adopted FASB No. 148 effective January 1, 2003. The Company has elected to utilize the prospective method, which requires that the companies apply the recognition provisions of Statement 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition are first applied. The Company expects no material impact on its operations from adoption of this statement. The Company did not record any expense related to the adoption of this statement in the second quarter of 2003 or year to date June 30, 2003.

The FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” in April 2003. This statement mends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company expects no material impact on its operations from adoption of this statement.

The FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in May 2003. This pronouncement requires that an issuer classify a financial instrument that is within its scope as a liability. The Company expects no material impact on its operations from adoption of this statement.

NOTE I — STOCK BASED COMPENSATION

The Board of Directors adopted and the shareholders, approved on April 17,2002, the 2002 Stock Option Plan, which provides for the issuance of up to 1,250,000 stock options to employees of the Company, in addition to those previously granted. The option or grant price cannot be less than the fair market value of the common stock at the date of the grant. As of the adoption date there were no further issuances from any of the previous plans. There are other options outstanding that were granted under the plans of acquired companies. As of June 30, 2003, there remained 898,300 shares and as of December 31, 2002 there remained 968,000 shares available for grant from the 2002 Stock Option Plan.

If compensation cost had been determined based on the fair value at the grant dates for stock options awarded under the Company’s plans consistent with the method of SFAS No. 123, the Company’s net income and income per share would have been reduced to the proforma amounts indicated below for quarter end and period end June 30, 2003 and June 30, 2002. The Company has adopted the prospective method of recording stock compensation expense effective January 1, 2003 (in thousands except per share data):

		Three months ended
		June 30, 2003	June 30, 2002
Net income	As reported	$29,135	$25,537
Plus: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported (1)		196	249
Less: Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income, if the fair value method had been applied to all awards (2)		1,000	997
	Pro forma	$28,331	$24,789
Basic earnings per share	As reported	$0.65	$0.56
	Pro forma	$0.64	$0.55
Diluted earnings per share	As reported	$0.65	$0.56
	Pro forma	$0.63	$0.54

		Six months ended
		June 30, 2003	June 30, 2002
Net income	As reported	$57,436	$67,818
Plus: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported (1)		238	568
Less: Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income, if the fair value method had been applied to all awards (2)		1,946	1,848
	Pro forma	$55,728	$66,538
Basic earnings per share	As reported	$1.29	$1.50
	Pro forma	$1.25	$1.47
Diluted earnings per share	As reported	$1.28	$1.49
	Pro forma	$1.24	$1.46

(1)	Includes expenses for both stock options and restricted stock
(2)	Includes expenses for stock options only

NOTE J:

Core deposit and other intangibles is as follows for the periods indicated (in thousands):

At June 30, 2003	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit and other intangibles	$42,291	$17,717	$24,574

At December 31, 2002	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$42,029	$15,606	$26,423

The following is the estimated amortization expense on core deposit intangibles for the years ended December 31:

2003	$4,265
2004	4,308
2005	4,308
2006	4,268
2007	4,222

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

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document, both in Management Discussion & Analysis and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “consider”, “may”, “will”, or similar statements or variations of such terms. Such forward- looking statements involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others,

•	unexpected changes in interest rates,

•	deteroration in economic conditions,

•	deteroration in deposit and loan volume trends,

•	deterioration in levels of loan quality,

•	failure to realize expected cost savings or revenue enhancements from changes in business models and acquisitions,

•	the continued existence and availability of tax credits, especially its Section 29 credits and other tax advantaged investments

•	the effects of legal, tax and regulatory provisions applicable to the Company.

The Company assumes no obligation for updating any such forward-looking statements at any time. Information on potential factors that could cause the Company’s financial results to differ from the forward-looking statements also is included from time to time in the Company’s public reports filed with the SEC, including in our Form 10-K for the year ending December 31, 2002.

RESULTS OF OPERATIONS

OVERVIEW

The Company had net income of $29.1 million, or $0.65 per diluted share, for the second quarter of 2003 compared to $25.5 million, or $0.56 per diluted share for the comparable period in 2002. The Company had net income of $57.4 million, or $1.28 per diluted share, for the six months ended 2003 compared to $67.8 million, or $1.49 per diluted share for the comparable period in 2002. Net income for the first six months of 2002 included $77.0 million cash payment received from Dime Bancorp, Inc. (“Dime”) on January 7, 2002, representing the final termination payment relating to the uncompleted merger of the Company and Dime. Also included in the first half of 2002 were $21.5 million of certain expenses resulting from the merger resolution and other charges ($8.3 million in expenses directly related to the Dime termination payment and other expenses including, $0.2 million in salaries and benefits, $1.3 million in occupancy expenses, $1.1 million in equipment expenses, $0.2 million in expenses classified as outside services — other, and $10.4 million in other expense) and an additional $21.3 million provision for loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

The Company’s return on average equity was 26.52 % and return on average assets was 1.46% for the second quarter of 2003. The net interest margin was 4.18% and the efficiency ratio was 53.16% for the second quarter of 2003. The Company’s return on average equity was 26.41%, return on average assets was 1.45% for the second quarter of 2002. The net interest margin was 4.75% and the efficiency ratio was 54.34% for the second quarter of 2002. The Company’s efficiency ratio is calculated by dividing noninterest expense (minus amortization expense and OREO expense) by the sum of net interest income, noninterest income and the tax equivalent adjustment, minus securities gains. The Company’s OREO expense, included as a part of other expense on the Company’s Consolidated Statements of Income, was $0.1 million and zero for the quarters ended June 30, 2003 and June 30, 2002 respectively. The Company’s tax equivalent adjustments were $1.0 million and $0.9 million respectively for the quarters ended June 30, 2003 and June 30, 2002. The Company believes that the efficiency ratio effectively measures the Company’s ability to control its expenses in relationship to increasing or decreasing income components. The formula used by the Company is a common formula used to arrive at the efficiency ratio for banks and this formula allows the Company to compare itself to its peers. The formula may not be the same as that used by other Companies.

The Company’s return on average equity was 26.69 % and return on average assets was 1.48% for the first six months of 2003. The net interest margin was 4.27% and the efficiency ratio was 52.56% for the first six months of 2003. The Company’s return on average equity was 34.94%, return on average assets was 1.95% for the first six months of 2002. The net interest margin was 4.74% and the efficiency ratio was 46.35% for the first six months of 2002. The Company’s ORE expense, included as a part of other expense on the Company’s Consolidated Statements of Income, was $0.3 million and $0.5 million for the six months ended June 30, 2003 and June 30, 2002 respectively. The Company’s tax equivalent adjustments were $2.1 million and $1.7 million respectively for the six months ended June 30, 2003 and June 30, 2002. Results for the first six months of 2002 included a $77.0 million cash payment received from Dime Bancorp, Inc. (“Dime”) on January 7, 2002, representing the final termination payment relating to the uncompleted merger of the Company and Dime. Also included in the first half of 2002 were $21.5 million of certain expenses resulting from the merger resolution and other charges ($8.3 million in expenses directly related to the Dime termination payment and other expenses including, $0.2 million in salaries and benefits, $1.3 million in occupancy expenses, $1.1 million in equipment expenses, $0.2 million in expenses classified as outside services — other, and $10.4 million in other expense) and an additional $21.3 million provision for loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

NET REVENUE

Net revenue, which is the sum of net interest income and noninterest income, was $103.2 million for the second quarter of 2003. This was comprised of net interest income of $76.2 million and noninterest income of $27.0 million. Net revenue for the second quarter of 2003 increased by $1.6 million, or 1.5%, compared to net revenue for the second quarter of 2002.

Net revenue was $205.3 million for the first six months of 2003. This was comprised of net interest income of $151.4 million and noninterest income of $53.9 million. Net revenue for the first half of 2003 decreased by $70.5 million, or 25.6%, compared to net revenue in the first half of 2002, when it was $275.8 million. The decrease in the first half of 2003 from the first half of 2002 is primarily attributed to the aforementioned $77.0 million Dime merger termination payment received in the first quarter of 2002.

NET INTEREST INCOME

Net interest income for the second quarter of 2003 was $76.2 million and the net interest margin was 4.18%. Net interest income for the second quarter of 2002 was $75.3 million and the net interest margin was 4.75%. Net interest income increased by $0.9 million in the second quarter of 2003 compared to the comparable second quarter of 2002. The increase in net interest income in the second quarter of 2003 compared to the comparable quarter in 2002 was due primarily to lower interest expense on deposits. This was offset in part by lower interest income on loans in the second quarter of 2003 as compared to the second quarter of 2002, which was primarily attributable to prepayments and scheduled repayments on existing securities and loans and subsequent purchases of new securities and originations of loans at lower average yields. Interest income on securities decreased in the second quarter of 2003 compared to the comparable period in 2002 as a decline in average yield more than offset an increase in average volume.

Net interest income for the first half of 2003 was $151.4 million and the net interest margin was 4.27%. Net interest income for the first half of 2002 was $146.9 million and the net interest margin was 4.74%. Net interest income increased by $4.5 million in the first half of 2003 compared to the comparable first half of 2002. The increase in net interest income in the first half of 2003 compared to the comparable period in 2002 was due primarily to lower interest expense on deposits. This lower interest expense was offset in part by lower interest income on loans, which was attributable to prepayments and scheduled repayments on existing securities and loans and subsequent purchases of securities and originations of loans at lower average yields. Interest income on securities increased in the first half of 2003 compared to the comparable period in 2002 due to an increase in the average volume being partially offset by a decline in average yield.

NONINTEREST INCOME

Noninterest income was $27.0 million in the second quarter of 2003 and $26.3 million in the second quarter of 2002. Noninterest income for the second quarter of 2003 increased by $0.7 million, or 2.5%, compared to the second quarter of 2002. The increase in noninterest income in 2003 compared to 2002 was due mainly to increases in retail service fees.

Noninterest income was $53.9 million in the first half of 2003 and $128.9 million in the first half of 2002. Noninterest income for the first half of 2003 decreased by $75.0 million, or 58.2%, compared to the first half of 2002. The decrease in noninterest income in 2003 compared to 2002 was due mainly to the aforementioned $77.0 million Dime merger termination payment in 2002.

NONINTEREST EXPENSE

Noninterest expense was $56.4 million for the second quarter of 2003 compared to $56.6 million for the second quarter of 2002. The decrease in noninterest expense in the second quarter of 2003 compared to the second quarter of 2002 was due primarily to a decrease in the other expense category, which was offset in part by increases in salaries and benefits, occupancy, outside service fees, telephone and equipment expenses. The efficiency ratio was 53.16% for the second quarter of 2003 and 54.34% for the second quarter of 2002.

Noninterest expense was $111.1 million for the first half of 2003 compared to $130.9 million for the first half of 2002. The decrease in noninterest expense in the first half of 2003 compared to the first half of 2002 was due primarily to the aforementioned $21.5 million of certain expenses incurred in 2002 being offset in part by increases in occupancy and salaries and benefits expenses related to the purchase and assumption transaction with the FDIC as the receiver for CBC transaction.

INCOME TAXES

The Company’s pretax income for the second quarter of 2003 was $39.8 million, an increase of $2.3 million, or 6.0%, compared to the second quarter of 2002. The Company’s provision for income taxes was $10.7 million for the quarter ended June 30, 2003, reflecting an effective tax rate of approximately 27%. The Company’s provision for income taxes for the second quarter of 2002 reflected an effective tax rate of approximately 32%. This decrease in the provision and the lower effective tax rate for the second quarter of 2003 was due to several factors. These factors included: the Company’s increased investment in tax advantaged securities during the second half of 2002; an updated reassessment of the Company’s tax preference income, reserves and related liabilities; and tax credits arising from an acquisition completed in the quarter (see note C of the consolidated financial statements).

The Company’s pretax income for the first half of 2003 was $80.2 million, a decrease of $28.4 million, or 26.1%, compared to the first half of 2002. The Company’s provision for income taxes was $22.8 million for the six months ended June 30, 2003, reflecting an effective tax rate of approximately 28%. The Company’s provision for income taxes for the first half of 2002 reflected an effective tax rate of approximately 38%. This decrease in pretax income for the first half of 2003 was primarily due to the Dime merger termination payment and certain expenses recorded in the first half of 2002. The lower tax rate is due to the Company’s increased investment in tax advantaged securities during the second half of 2002; an updated reassessment of the Company’s tax preference income, reserves and related liabilities; and tax credits arising from an acquisition completed in the quarter (see note C of the consolidated financial statements).

PROVISION FOR LOAN AND LEASE LOSSES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $7.0 million for the second quarter of 2003 and $7.5 million for the second quarter of 2002. The decrease in 2003 over 2002 was primarily due to the lower levels of nonperforming loans. Net charge offs for the second quarter of 2003 were $6.8 million, which was less than the provision for loan and leases losses.

The provision for loan and lease losses was $14.0 million for the first six months of 2003 and $36.3 million for the first six months of 2002. The decrease in 2003 over 2002 was due to the aforementioned $21.3 million provision related to accelerated disposition of loans in 2002.

The Allowance for loan and lease losses (“allowance”) totaled $67.2 million at June 30, 2003 compared to $71.9 at December 31, 2002 and $72.0 million at June 30, 2002. It represented 458% of nonperforming loans and leases at June 30, 2003, compared to 468% at December 31, 2002 and 412% at June 30, 2002. The Allowance as a percentage of total loans and leases was 1.55% at June 30, 2003, 1.66% at December 31,2002 and 1.66% at June 30, 2002.

The Company reclassified certain purchase accounting adjustments for the acquisition of credit card receivables in the second quarter of 2003. The Company recorded a reduction in the Allowance for Loan and Lease Losses (“the Allowance”) in the second quarter of 2003 of $4.9 million, and an increase in the carrying value of Credit Card Loans (“Loans”) in the same amount. This accounting reclassification relates to acquisitions made by the Company in 2001 and 2002 of private label credit card portfolios and the related multi-year exclusive merchant relationships (the “Transactions”). The Company disclosed the Transactions in its annual reports to shareholders in 2001 and 2002 in the “Business Combinations” footnote, noting that the Transactions were accounted for under the purchase method of accounting. Part of the original purchase accounting adjustments for the Transactions increased the Allowance by a portion of the purchase price for the Transactions deemed to be attributable to the purchased Allowance. The reductions to the Allowance and to Loans had no impact on Stockholders’ Equity or Net Income.

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

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at June 30, 2003.

Non Performing Loans and Non Performing Assets

Nonperforming loans and leases totaled $14.7 million at June 30, 2003. This was a decrease of $0.7 million, or 4.5%, compared to $15.4 million of nonperforming loans and leases as of December 31, 2002, and a decrease of $2.8 million, or 16.2%, compared to $17.5 million of nonperforming loans leases at June 30, 2002. Nonperforming loans and leases were 0.34% of total loans and leases at June 30, 2003, compared to 0.35% at December 31, 2002 and 0.40% at June 30, 2002.

Nonperforming assets were $15.9 million at June 30, 2003, down from $16.7 million at December 31, 2002 and $18.6 million at June 30, 2002. Nonperforming assets as a percent of loans, leases and OREO were 0.37% at June 30, 2003, 0.38% at December 31, 2002 and 0.43% at June 30, 2002.

The following table presents the composition of non-performing assets and selected asset quality ratios at the dates indicated (in thousands):

	June 30, 2003	December 31, 2002
Nonaccrual Loans:
Commercial	$7,072	$6,383
Real Estate	7,319	7,857
Consumer	269	1,117

Total Nonaccrual Loans	$14,660	$15,357
Other Real Estate Owned	1,200	1,315

Total Nonperforming Assets	$15,860	$16,672

Nonaccrual Loans to Total Loans and Leases	0.34%	0.35%
Allowance for Loan and Lease Losses to Nonaccrual Loans	458%	468%

Loans Past Due 90 Days and Still Accruing

The following table shows loans past due 90 days or more and still accruing, along with the applicable asset quality ratio (in thousands):

	June 30, 2003	December 31, 2002
Loans Past Due 90 Days or More and Accruing
Commercial	$3,394	$1,596
Real Estate	6,100	6,921
Consumer	1,587	2,269
Credit card	7,964	9,004

Total Past Due Loans	$19,045	$19,790

As a percent of Total Loans and Leases	0.44%	0.46%

Allowance for Loan and Lease Losses

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Summary of Activity in the Allowance By Loan Category
(Dollars in thousands)	Six Months Ended June 30, 2003		Year Ended December 31, 2002
Amount of Loans and Leases Outstanding at Period End	$4,324,120		$4,339,475

Daily Average Amount of Loans and Leases Outstanding	$4,274,059		$4,287,200

Allowance for Loan and Lease Losses
Balance at beginning of the period	$71,929		$70,046
Loans charged off:
Real estate	$748		$2,420
Commercial	4,027		10,505
Consumer	14,718		27,234
Accelerated disposition (1)	—		21,333

Total loans charged off	$19,493		$61,492

Recoveries:
Real estate	$443		$912
Commercial	1,707		4,636
Consumer	3,498		6,494

Total recoveries	$5,648		$12,042

Net loans charged off	$13,845		$49,450
Provision for loan and lease losses, portfolio loans	14,000		30,000
Provision for loan and lease losses, accelerated disposition (1)	—		21,333
Reclassification of acquired reserves of credit card portfolios to loans	(4,933)		—

Balance at period end	$67,151		$71,929

Allowance for Loan and Lease Losses to Total Loans and Leases	1.55%		1.66%

Provision for loan and lease losses, as a percentage of average loans and leases outstanding	0.66	%(2)	1.20%

Net loans charged off during period to average loans and leases outstanding	0.65	%(2)	1.15%

(1)	Relates primarily to the planned accelerated disposition of certain nonperforming commercial and industrial loans at March 31, 2002.
(2)	Annualized

FINANCIAL CONDITION

Loan and lease categories consisting of commercial and financial, commercial real estate, consumer, and credit card loans totaled $4.1 billion at June 30, 2003, compared to $4.1 billion at December 31, 2002 and $3.9 billion at June 30, 2002. These four loan and lease categories are the areas of loans that the Company emphasizes. This is because they generally have more attractive yields; interest rate sensitivity; and maturity characteristics than single family loans. These four loan and lease categories represented approximately: 95% of loans and leases at June 30, 2003, compared to 94% at December 31, 2002 and 90% of loans and leases at June 30, 2002. The loan to deposit ratio at June 30, 2003 and December 31, 2002 was 69% and 70%, respectively.

Residential mortgage loans, which are not an area of emphasis for the Company, were $227.5 million as of June 30, 2003, compared to $274.5 million at December 31, 2002 and $448.3 million at June 30, 2002. The decrease in loans resulted mainly from prepayments, and an exchange of $118.0 million of residential mortgage loans for comparable mortgage backed securities, completed with Fannie Mae in the third quarter of 2002. The mortgage exchange resulted in a transfer of assets from the loan portfolio to the investment portfolio. The Company also sold $14.6 million of the related performing mortgage assets in the third quarter of 2002.

Total investment securities were $3.0 billion at June 30, 2003, compared to $2.6 billion at December 31, 2002 and $2.4 billion at June 30, 2002. Investment securities increased in 2003 over prior periods due primarily to increased purchases associated with growth in deposits and borrowings. Total assets were $8.0 billion at June 30, 2003, compared to $7.7 billion at December 31, 2002 and to $7.5 billion at June 30, 2002.

The Company’s total assets were $8.0 billion at June 30, 2003, compared to $7.7 billion at year-end 2002.

Deposits other than time deposits were $4.4 billion at June 30, 2003, $4.4 billion at December 31, 2002 and $4.3 billion at June 30, 2002. Non-interest bearing deposits increased $23.3 million from December 31, 2002 levels to $1.3 billion at June 30, 2003. Total deposits were $6.2 billion at June 30, 2003, $6.2 billion at December 31, 2002 and $6.3 billion at June 30, 2002.

Total borrowings increased by $384.7 million over year-end 2002 levels to $854.4 million. This increase was primarily due to increases in reverse repurchase agreements, with maturities of three years to four years, entered into in the second quarter of 2003. The Company repurchased $37.8 million of the $68.0 million outstanding of its 8.20% fixed rate subordinated debt due in September of 2006 in the second quarter of 2003. The debt was repurchased from an investment banking firm at a price of 115%of par, which resulted in a premium of $5.7 million and a total transaction value of $44.0 million, which also included accrued interest. The Company at the same time issued a $45 million, 3.50% fixed rate institutional certificate of deposit due in May of 2008 to the same investment banking firm.The changed terms of the debt instruments and the present value of the cash flows of the obligations repurchased and the new obligation issued were not considered to be substantially different. The effective annual interest cost of the new obligation issued by the Company is 6.02%.

Total stockholders’ equity was $454.3 million and $432.5 million at June 30, 2003 and December 31, 2002 respectively. Book value per common share (defined as total stockholders’ equity divided by total shares outstanding), was $10.15 at June 30, 2003 and $9.61 at December 31, 2002. All regulatory capital ratios exceed those necessary to be considered a well-capitalized institution at both June 30, 2003 and December 31, 2002.

The increase in stockholders’ equity resulted primarily from $57.4 million of net income, offset by payment of cash dividends of $26.0 million and treasury repurchases of $16.5 million, stock compensation exercises of $4.5 million and an increase in accumulated other comprehensive income of $2.1 million.

The Company did not repurchase any shares in the second quarter of 2003. The Company repurchased a total of 527,095 shares in the first six months of 2003, at an average price of $31.35 per share. The total cash allocated for these repurchases was $16.5 million.

Total shares outstanding at June 30, 2003 were 44.8 million shares, compared to 45.0 million shares at December 31, 2002 and 45.3 million shares at June 30, 2002.

The Company paid cash dividends of $0.30 per share in the second quarter of 2003. Total cash dividends paid in the second quarter was $13.3 million. Dividends paid in 2003 year to date were $0.58 per share. Total cash dividends paid in 2003 year to date were $26.0 million.

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

The Company evaluates on a monthly basis its simulation model to measure the sensitivity of net interest income to changes in market interest rates. There have been no material changes in these monthly simulations from the Company’s results outlined in its Form 10-K for the year ended December 31, 2002.

The Company enters into interest rate derivative contracts (interest rate swaps; interest rate floors; and interest rate caps) from time to time for asset liability management purposes. The notional amount of the derivative contracts totals $490.0 million at June 30, 2003 and $860.0 million at December 31, 2002. The change in notional amount occurred in the second quarter of 2003 when approximately $700 million in Prime Rate hedges, that had been accounted for as cash flow hedges under SFAS No. 133, matured. This was offset in part by new derivative contracts on a portion of the Company’s borrowings and certificates of deposit.

The purpose of these contracts is to attempt to limit the volatility in the Company’s net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company’s overall asset liability risk. Management did not enter into these contracts for speculative purposes. Under SFAS No.133, the Company has adopted hedge accounting for these contracts. The derivative contracts hedging the pool of prime rate-based loans are being accounted for as “cash flow hedges” under SFAS No.133, whereby the net payments under the contracts are recorded in interest income and the change in valuation of the contracts are recorded in “accumulated other comprehensive income (loss)” in total stockholders’ equity. Certain of the derivative contracts hedging the fixed rate certificates of deposit and fixed rate debt and that have payments linked to LIBOR are accounted for as “fair value” hedges using the “short-cut method” under SFAS No. 133. Under the short-cut method, any changes in value of the hedged item is assumed to be exactly as much as the change in the value of the derivative contract. Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings. The Company’s fair value hedges also include Fed Funds indexed interest rate swaps entered into in connection with certain fixed rate certificates of deposit and with a specified amount of the Company’s fixed rate borrowings. Changes in interest rates will impact the cash flows and valuation of the derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario.

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

Capital

The capital ratios for the Company at June 30, 2003, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Holding Company Capital Ratios
	Ratios at June 30, 2003	Minimum Regulatory Guidelines for Well-Capitalized
Total Risk-Based Capital	13.58%	10.0%
Tier 1 Risk-Based Capital	8.37%	6.0%
Tier 1 Leverage Ratio	5.87%	4.0%

Bank Capital Ratios
	Ratios at June 30, 2003	Minimum Regulatory Guidelines for Well-Capitalized
Total Risk-Based Capital	13.31%	10.0%
Tier 1 Risk-Based Capital	8.40%	6.0%
Tier 1 Leverage Ratio	5.89%	4.0%

The Company is not aware of any current recommendations by the regulatory authorities that would have a material adverse effect on the Company’s capital resources or operations.

SUBSEQUENT EVENTS

Hudson United Bancorp (the “Company”), the holding company for Hudson United Bank (the”Bank”) entered into a definitive agreement on July 25, 2003 to acquire all capital stock of Flatiron Credit Company (“Flatiron”). The Company expects to complete the acquisition in the fourth quarter of 2003, after receiving regulatory approvals.

Flatiron is the seventh largest insurance premium finance company in the nation. The majority of loans outstanding in Flatiron’s portfolio: are made to small business customers located throughout the nation; are in amounts between $20,000 and $500,000; are secured by an ability to cancel the insurance policy upon a payment default and obtain refund of the remaining unearned premiums from the insurance company; have maturities of less than one year; are fixed rate; and are originated at yields that are higher than the Prime Rate. Flatiron primarily finances its loans with borrowings priced at a spread over LIBOR. Flatiron currently operates profitably and the Company expects the acquisition to be immediately accretive to EPS.

The senior management team of Flatiron will continue to operate Flatiron as a subsidiary of the Bank following the closing of the proposed acquisition.

The purchase price of the acquisition will be $40 million in cash, subject to certain adjustments, based on the book value on the closing date; and also subject to additional potential earn-out payments by the Company, based on the increase in net income of Flatiron in the two years after the closing of the acquisition. The purchase price (excluding any potential earn-out payments) represents a $3.4 million premium to Flatiron’s projected book value of $36.6 million on the closing date, which is a 9% premium to projected book value. The premium is also approximately 1% of Flatiron’s loans, which are projected to be greater than $275 million on the closing date.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

(see discussion above under “Market Risk, Interest rate Risk”)

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s Disclosure controls and procedures as of the end of the period covered by this quarterly report on From 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

A.	The Annual Meeting of shareholders of Hudson United Bancorp was held April 15, 2003.
B.	The names of the directors who are nominees for election for the 2003 Annual Meeting and the names of the directors whose terms extend beyond the 2003 Annual Meeting are set forth in the tables below.

Nominees for the 2003 Annual Meeting:

Bryant D. Malcolm

Donald P. Calcagnini

David A. Rosow

Kenneth T. Neilson

Directors whose terms extend beyond the 2003 Annual Meeting:

Robert J. Burke

Joan David

James E. Schierloh

W. Peter McBride

Charles F.X. Poggi

John H. Tatigian Jr.

C.	The following is a brief description as well as the tabulation of votes for each of the matters which were voted upon at the 2003 Annual Meeting:

1.	Election of the following four persons as directors of Hudson United Bancorp:
Director	For	Authority Withheld
Bryant D. Malcolm	36,446,260	651,126
Donald P. Calcagnini	35,688,448	1,408,937
David A. Rosow	35,656,109	1,441,275
Kenneth T. Neilson	33,553,626	3,543,759

No other matters were voted upon at the meeting.

Item 6:	Exhibits and Reports on Form 8-K —

(a)	Exhibits

3(a)  Certificate of Incorporation of the Company in effect on May 11, 1999 (Incorporated by reference from the Company’s Amended Quarterly Report on From 10Q/A for the quarter ended June 30, 1999, filed September 10, 1999, Exhibit (3a)).

3(b)  Revised By-Laws of the Company dated April 15, 2003 (incorporated by reference from the Company’s Quarterly Report on From 10Q for the quarter ended March 31, 2003, filed May 15, 2003, Exhibit 3(b)).

4(a)  Indenture dated as of January 14, 1994, between HUBCO, Inc. and Summit Bank as Trustee for $25,000,000 7.75% Subordinated Debentures due 2004. (filed herewith)

31.1  Certification of Chief Executive Officer. (filed herewith)

31.2  Certification of Chief Financial Officer. (filed herewith)

32  Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Kenneth T. Neilson, Chief Executive Officer of the Company, and William A. Houlihan, Chief Financial Officer of the Company.

(b)	Current Reports on Form 8-K —

1)	Current Report on Form 8-K dated July 17, 2003, (Furnishing second quarter earnings release for Hudson United Bancorp)

2)	Current Report on Form 8-K dated July 25, 2003, (Announcing the signing of a definitive Stock Purchase Agreement to acquire all of the capital stock of Flatiron Credit Company, Inc.)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson United Bancorp

August 13, 2003	/S/ KENNETH T. NEILSON

Date	Kenneth T. Neilson
Chairman, President and Chief Executive Officer

August 13, 2003	/S/ WILLIAM A. HOULIHAN

Date	William A. Houlihan
Executive Vice President and Chief Financial Officer