Form 10-Q
period 2003-09-30
HUDSON UNITED BANCORP
filed 2003-11-05
CIK 703559

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 44,805,371 shares, no par value, outstanding as of October 30, 2003.

HUDSON UNITED BANCORP

HUDSON UNITED BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$214,858	$257,694
Interest bearing due from banks	67,173	17,886

TOTAL CASH AND CASH EQUIVALENTS	$282,031	$275,580

Investment securities available for sale, at market value ($1,229 and $1,072 million pledged at September 30, 2003 and December 31, 2002 respectively)	$2,937,860	$2,616,452

Loans and leases:
Commercial and financial	$1,854,680	$1,784,444
Commercial real estate mortgages	957,421	908,910
Consumer	1,034,092	1,031,475
Credit card	332,826	340,173

Sub-total	$4,179,019	$4,065,002
Residential mortgages	195,483	274,473

TOTAL LOANS AND LEASES	$4,374,502	$4,339,475
Less: Allowance for loan and lease losses	(67,663)	(71,929)

NET LOANS AND LEASES	$4,306,839	$4,267,546

Premises and equipment, net	93,680	100,991
Other real estate owned	1,108	1,315
Goodwill	73,921	73,733
Core deposit and other intangibles, net of amortization	23,497	26,423
Investment in separate account bank owned life insurance	141,972	137,158
Other assets	114,456	152,063

TOTAL ASSETS	$7,975,364	$7,651,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,312,448	$1,304,289
NOW, money market and savings	3,275,284	3,119,233
Time deposits	1,681,059	1,776,179

TOTAL DEPOSITS	$6,268,791	$6,199,701
Customer repurchase agreements	123,688	134,920
FHLB and other borrowings	679,824	334,766

TOTAL BORROWINGS	$803,512	$469,686
Other liabilities	74,744	146,795
Subordinated debt	241,630	282,253
Company-obligated mandatory redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of the Company	128,967	120,300

TOTAL LIABILITIES	$7,517,644	$7,218,735
Stockholders’ Equity:
Common stock, no par value; authorized 103,000,000 shares; 52,186,866 shares issued and 44,793,049 shares outstanding in 2003 and 52,186,866 shares issued and 45,023,459 shares outstanding in 2002	92,788	92,788
Additional paid-in capital	311,681	313,467
Retained earnings	225,996	177,544
Treasury stock, at cost, 7,393,817 shares in 2003 and 7,163,407 shares in 2002	(176,756)	(169,871)
Effect of Stock Based Compensation	(4,523)	(2,456)
Accumulated other comprehensive income	8,534	21,054

TOTAL STOCKHOLDERS’ EQUITY	$457,720	$432,526

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,975,364	$7,651,261

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2003	2002
INTEREST AND FEE INCOME:
Loans and leases	$64,859	$78,123
Investment securities	28,800	30,881
Other	655	1,664

TOTAL INTEREST AND FEE INCOME	$94,314	$110,666

INTEREST EXPENSE:
Deposits	12,726	23,871
Borrowings	2,636	1,571
Subordinated and other debt	6,200	8,013

TOTAL INTEREST EXPENSE	$21,562	$33,455

NET INTEREST INCOME	$72,752	$77,213
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	6,500	7,500

NET INTEREST INCOME AFTER TOTAL PROVISION FOR LOAN AND LEASE LOSSES	$66,252	$69,713

NONINTEREST INCOME:
Retail service fees	$9,714	$9,253
Credit card fee income	7,006	6,404
ATM and debit card fees	1,853	1,971
Separate account bank owned life insurance income	1,243	1,980
Trust income	709	660
Other income	9,782	7,061
Securities gains	1,228	117

TOTAL NONINTEREST INCOME	$31,535	$27,446

NONINTEREST EXPENSE:
Salaries and benefits	$24,822	$25,183
Occupancy expense	7,149	7,178
Equipment expense	4,512	4,811
Outside services - data processing	7,301	6,782
Outside services-other	6,121	5,765
Telephone expense	1,480	1,491
Marketing expense	584	1,650
Amortization of intangibles	1,077	1,202
Deposit and other insurance	619	576
Other expense	5,427	3,788

TOTAL NONINTEREST EXPENSE	$59,092	$58,426

INCOME BEFORE INCOME TAXES	$38,695	$38,733
PROVISION FOR INCOME TAXES	8,292	11,620

NET INCOME	$30,403	$27,113

NET INCOME PER COMMON SHARE
Basic	$0.68	$0.60
Diluted	$0.68	$0.60
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,777	45,131
Diluted	44,994	45,346

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share data)	2003	2002
INTEREST AND FEE INCOME:
Loans and leases	$205,729	$234,050
Investment securities	90,751	88,162
Other	1,609	3,457

TOTAL INTEREST AND FEE INCOME	$298,089	$325,669

INTEREST EXPENSE:
Deposits	$45,589	$76,910
Borrowings	9,705	4,921
Subordinated and other debt	18,641	19,750

TOTAL INTEREST EXPENSE	$73,935	$101,581

NET INTEREST INCOME	$224,154	$224,088
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	20,500	22,500

PROVISION FOR LOAN AND LEASE LOSSES, ACCELERATED DISPOSITION	—	21,333

TOTAL PROVISION FOR LOAN AND LEASE LOSSES	20,500	43,833

NET INTEREST INCOME AFTER TOTAL PROVISION FOR LOAN AND LEASE LOSSES	$203,654	$180,255

NONINTEREST INCOME:
Retail service fees	$28,173	$27,636
Credit card fee income	19,475	17,953
ATM and debit card fees	5,595	5,604
Separate account bank owned life insurance income	4,814	5,921
Trust income	1,897	2,237
Dime merger termination payment	—	77,000
Impairment on mortgage related servicing assets	(2,004)	—
Securities gains	333	519
Trading asset gains	3,449	—
Other income	23,692	19,501

TOTAL NONINTEREST INCOME	$85,424	$156,371

NONINTEREST EXPENSE:
Salaries and benefits	$72,025	$71,272
Occupancy expense	22,739	21,805
Equipment expense	13,884	15,229
Outside services - data processing	22,100	20,420
Outside services-other	17,670	18,065
Telephone expense	4,476	4,429
Marketing expense	2,165	4,950
Amortization of intangibles	3,188	3,106
Deposit and other insurance	1,658	1,748
Expenses related to Dime termination payment	—	8,293
Other expense	10,243	19,983

TOTAL NONINTEREST EXPENSE	$170,148	$189,300

INCOME BEFORE INCOME TAXES	$118,930	$147,326
PROVISION FOR INCOME TAXES	31,091	52,395

NET INCOME	$87,839	$94,931

NET INCOME PER COMMON SHARE
Basic	$1.96	$2.10
Diluted	$1.96	$2.09
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,716	45,204
Diluted	44,893	45,476

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30
(In thousands)	2003	2002
NET INCOME	$30,403	$27,113

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized securities (losses) gains arising during period (tax benefit of $7,943 and tax expense of $2,510 respectively)	$(15,843)	$4,390

Change in valuation of derivative contracts (tax expense of $4,261 in 2002)	—	6,169
Less: reclassification for net (losses) income included in net income (tax benefit of $751 and tax expense of $152 respectively)	(1,236)	219

Other comprehensive (loss) income	$(14,607)	$10,340

COMPREHENSIVE INCOME	$15,796	$37,453

	Nine Months Ended September 30
(In thousands)	2003	2002
NET INCOME	$87,839	$94,931

OTHER COMPREHENSIVE INCOME NET OF TAX:
Net unrealized securities (losses)/gains arising during period (tax benefit of $8,326 and tax expense of $9,865 respectively)	$(16,884)	$18,703
Change in valuation of derivative contracts (tax benefit of $2,471 and tax expense of $66 respectively)	(3,684)	94
Less: reclassification for net losses included in net income (tax benefits of $5,213 and $2,243 respectively)	(8,048)	(3,249)

Other comprehensive (loss) income	$(12,520)	$22,046

COMPREHENSIVE INCOME	$75,319	$116,977

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except shares)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Treasury Stock	Effect of Stock Compensation Plans	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2001	45,814,227	$92,796	$320,309	$104,570	$(146,560)	$(3,795)	$16,584	$383,904

Net income	—	—	—	123,206	—	—	—	123,206
Cash dividends	—	—	—	(50,232)	—	—	—	(50,232)
Stock options exercised	434,813	—	(6,842)	—	12,250	—	—	5,408
Other transactions	—	(8)	—	—	—	—	—	(8)
Purchase of treasury stock	(1,303,952)	—	—	—	(37,686)	—	—	(37,686)
Effect of stock compensation plans	78,371	—	—	—	2,125	1,339	—	3,464
Other comprehensive income	—	—	—	—	—	—	4,470	4,470

Balance at December 31, 2002	45,023,459	$92,788	$313,467	$177,544	$(169,871)	$(2,456)	$21,054	$432,526

Net income	—	—	—	87,839	—	—	—	87,839
Cash dividends	—	—	—	(39,387)	—	—	—	(39,387)
Stock options exercised	237,055	—	(1,961)	—	7,161	—	—	5,200
Other transactions	(11,220)	—	175	—	(175)	—	—	—
Purchase of treasury stock	(527,095)	—	—	—	(16,525)	—	—	(16,525)
Effect of stock compensation plans	70,850	—	—	—	2,654	(2,067)	—	587
Other comprehensive (loss)	—	—	—	—	—	—	(12,520)	(12,520)

Balance at September 30, 2003	44,793,049	$92,788	$311,681	$225,996	$(176,756)	$(4,523)	$8,534	$457,720

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$87,839	$94,931
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	20,500	43,833
Provision for depreciation and amortization	14,904	22,922
Amortization (Accretion) of investment securities premiums (discounts), net	22,046	2,512
Impairment on mortgage servicing assets	(2,004)	—
Securities (gains)losses	333	(519)
Trading gains	3,449	—
(Gain)/Loss on sales of premises and equipment	(176)	280
(Increase)/Decrease in deferred taxes	(3,742)	40,789
(Increase)/Decrease in other assets	627	(32,153)
Decrease in other liabilities	(31,929)	6,236

NET CASH PROVIDED BY OPERATING ACTIVITIES	$111,847	$178,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities:
Available for sale	$1,249,684	$729,777
Proceeds from repayments and maturities of investment securities:
Available for sale	1,286,808	473,573
Purchases of investment securities:
Available for sale	(2,901,832)	(1,574,603)
Net increase in loans other than purchases and sales	(46,927)	(40,208)
Increase in loans due to purchases	(2,718)	—
Proceeds from sales of loans	—	34,344
Acquisition of credit card assets	(10,148)	(34,914)
Proceeds from sales of premises and equipment	430	1,004
Purchases of premises and equipment	(4,073)	(5,541)
Decrease in other real estate	207	2,086

NET CASH USED IN INVESTING ACTIVITIES	$(428,569)	$(414,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$69,090	$349,766
Net increase (decrease) in borrowings	333,826	(156,413)
Payment of subordinated debt securities	(37,698)	(35,800)
Proceeds from issuance of debt securities	33,967	200,000
Payment of debt securities	(25,300)
Proceeds from issuance of Common stock	5,200	5,344
Cash dividends	(39,387)	(37,401)
Acquisition of treasury stock	(16,525)	(35,381)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$323,173	$290,115

INCREASE IN CASH AND CASH EQUIVALENTS	$6,451	$54,464
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	275,580	232,198

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$282,031	$286,662

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$73,919	$100,699
Taxes	29,248	31,178

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

For purposes of presentation, management has discussed some comparisons to the nine months ended 2002 on a GAAP and non-GAAP basis excluding certain items, which are listed in the body of the individual discussions. Management feels that it is necessary to discuss certain items in this manner to give the reader a more meaningful assessment of the Company’s performance because of certain income and expense items that occurred in the first quarter of 2002 related to the Dime merger termination (see paragraph below under “Reclassification of Certain Assets, Revenues and Expenses”).

Reclassification of Certain Assets, Revenues and Expenses

Net income for the first nine months of 2002 included $77.0 million cash payment received from Dime Bancorp, Inc. (“Dime”) on January 7, 2002, representing the final termination payment relating to the uncompleted merger of the Company and Dime. Also included in the first half of 2002 were $21.5 million of certain expenses resulting from the merger resolution and other charges ($8.3 million in expenses directly related to the Dime termination payment and other expenses including, $0.2 million in salaries and benefits, $1.3 million in occupancy expenses, $1.1 million in equipment expenses, $0.2 million in expenses classified as outside services – other, and $10.4 million in other expenses) and an additional $21.3 million provision for possible loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

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

A reconciliation of weighted average common shares outstanding and basic earnings per share to weighted average common shares outstanding assuming dilution and diluted earnings per share follows (in thousands, except per share data):

	Three Months Ended September 30,
	2003	2002
Basic Earnings Per Share
Net Income	$30,403	$27,311
Weighted average common shares outstanding	44,777	45,131
Basic earnings per share	$0.68	$0.60
Diluted Earnings Per Share
Net Income	$30,403	$27,311
Weighted average common shares outstanding	44,777	45,131
Effect of dilutive securities:
Stock options	217	215

Weighted average common shares outstanding assuming dilution	44,994	45,346
Diluted earnings per share	$0.68	$0.60

	Nine Months Ended September 30,
	2003	2002 (1)
Basic Earnings Per Share
Net Income	$87,839	$94,931
Weighted average common shares outstanding	44,716	45,204
Basic earnings per share	$1.96	$2.10
Diluted Earnings Per Share
Net Income	$87,839	$94,931
Weighted average common shares outstanding	44,716	45,204
Effect of dilutive securities:
Stock options	177	272

Weighted average common shares outstanding assuming dilution	44,893	45,476
Diluted earnings per share	$1.96	$2.09

(1)	2002 nine month ended figures include $77 million cash payment received from Dime Bancorp, Inc. (“Dime”) on January 7, 2002, representing the final termination payment relating to the uncompleted merger of the Company and Dime, $21.5 million of certain expenses resulting from the merger resolution and other charges, and an additional $21.3 million provision for possible loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

NOTE C – ACQUISITIONS/BUSINESS COMBINATIONS

The Company announced on July 25, 2003 the signing of a definitive agreement to acquire Flatiron Credit Company, Inc., an insurance premium finance company. The Company completed the acquistion on October 31, 2003. The majority of loans outstanding in Flatiron’s portfolio are made to small business customers located throughout the nation; are in amounts between $20,000 and $500,000; are secured by an ability to cancel the insurance policy upon payment default and obtain a refund of the remaining unearned premiums from the insurance company; have maturities of less than one year; are fixed rate; and are originated at yields that are higher than the Prime Rate. Flatiron operates profitably and the Company expects the acquisition to be immediately accretive to EPS. The purchase price of the acquisition was $40 million in cash, subject to certain subsequent adjustments, based on the book value of Flatiron on the closing date; and also subject to additional potential earn-out payments by the Company, based on the increase in the net income of Flatiron in the two years after the closing date of the acquisition. The purchase price (excluding any potential earn-out payments) represents a $3.4 million premium to Flatiron’s estimated book value (before acquisition costs), which is a 9% premium to projected book value. The Company will account for the $3.4 premium in an as yet undetermined manner, after an evaluation of the fair value of the assets and liabilties, and the treatment of goodwill sometime in the fourth quarter of 2003.The premium is also approximately 1% of Flatiron’s assets, which are estimated to be $257 million on the closing date.

The Company acquired ownership interests in the second quarter of 2003 in two companies involved in landfill gas projects (“LGPs”). These LGPs lease gas rights within landfills and own and operate the equipment that recovers methane gas, and generate revenues by selling the gas. The Company as the owner of the LGPs is eligible to receive tax credits under Section 29 of the Internal Revenue Code (“Section 29 tax credits”), which are available to producers of fuel from non-conventional sources. These Section 29 tax credits are anticipated to amount to approximately $10 million per year, and are scheduled to expire on December 31, 2007. The acquisition of the ownership interests was recorded at a value of $20 million, which was approximately equal to the book value of the net assets of the LGPs on the closing date. The acquisition occurred in connection with the satisfaction of a loan the Company had previously made to the prior owner of the LGPs. The LGPs or predecessor entities have been in existence since 1997. The operations of the LPGs result in a net loss before income taxes which is included in consolidated results of operations. The provision for income taxes is reduced by Section 29 tax credits which exceed the net loss before income taxes.

During the first nine months of 2003 the Company paid total consideration of $10.1 million for $11.5 million in credit card receivables from unrelated third parties, with an associated discount of $1.3 million. The Company entered into agreements at several times in 2002 to purchase third party credit card assets from unrelated third parties. The Company had paid total consideration during 2002 of $62.6 million for $66.2 million of these assets, with an associated discount of $3.6 million.

NOTE D – INVESTMENT SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale at the dates indicated excluding trading assets (in thousands):

	September 30, 2003
	Amortized Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
Available for Sale
U.S. Government securities/agencies	$6,016	$46	—	$6,062
Mortgage-backed securities	2,148,794	16,423	(12,431)	2,152,786
Asset backed and other debt securities	561,022	18,040	(11,947)	567,115
Obligations of states and political subdivisions	39,551	570	—	40,121
FHLB stock	26,550	—	—	26,550
Other equity securities	140,951	4,495	(220)	145,226

	$2,922,884	39,574	(24,598)	2,937,860

	December 31, 2002
	Amortized Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
Available for Sale
U.S. Government securities/agencies	$17,033	$101	$—	$17,134
Mortgage-backed securities	1,803,115	30,894	(1,872)	1,832,137
Asset backed and other debt securities	576,877	12,281	(17,652)	571,506
Obligations of states and political subdivisions	44,710	675	(69)	45,316
FHLB stock	19,050	—	—	19,050
Other equity securities	129,834	1,940	(465)	131,309

	$2,590,619	$45,891	$(20,058)	$2,616,452

Investment securities with a market value of $1,229 million at September 30, 2003 and $1,072 million at December 31, 2002 were pledged as collateral for public sector deposits, customer repurchase agreements and borrowings from the Federal Home Loan Bank and other counterparties.

Other equity securities include preferred stocks of Government Sponsored Entities, and common and preferred stocks of other financial institutions.

NOTE E – SEPARATE ACCOUNT BANK OWNED LIFE INSURANCE

The assets in the separate account consist of investment grade rated securities, the majority of which are Treasuries or Triple A rated mortgage backed securities. The assets in the separate account are independently managed by Goldman Sachs Asset Management LP. The Company’s investment equaled its cash surrender value at the end of the third quarter of 2003. The Company made its investment in separate account bank owned life insurance as part of a plan to manage the long term cost of employee benefits, and to do so in a tax efficient manner, and consequently the Company has no current intention of surrendering its policy. The cash surrender value of the policy is guaranteed by Sun Life Insurance Company of Canada (“Sun Life”) in the ordinary course of business. Sun Life does not guarantee the cash surrender value if the Company were to exchange its policy for a similar policy of a different insurance carrier rather than surrender it for cash, or if the Company has undergone a change of control within two years prior to the date of surrender. The Company would also be subject to increased federal income tax liability if it were to surrender the policy.

NOTE F – SUBORDINATED DEBT

In January, 1994, the Company sold $25.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2004, bear interest at a fixed rate of 7.75% per annum payable semi-annually. The Company repurchased $7.8 million of this debt during the second quarter of 2002, and $8.8 million remains outstanding as of September 30, 2003.

In September 1996, the Company sold $75 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at a fixed interest rate of 8.20% per annum payable semi-annually. The outstanding balance of this debt is $30.2 million as of September 30, 2003

The Company repurchased $37.8 million of its 8.20% fixed rate subordinated debt due in September of 2006 in the second quarter of 2003. The debt was repurchased from an investment banking firm at a price of 115% of par, which resulted in a premium of $5.7 million and a total transaction value of $44.0 million, which also included accrued interest. The Company at the same time issued a $45 million, 3.50% fixed rate institutional certificate of deposit due in May of 2008 to the same investment banking firm. The changed terms of the debt instruments and the present value of the cash flows of the obligations repurchased and the new obligation issued were not considered to be substantially different. The effective annual interest cost of the new obligation issued by the Company is 6.02%.

On May 6, 2002, the Bank issued $200 million of 7.00% subordinated notes due May of 2012. Interest on the note is payable semi-annually.

NOTE G — COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

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

The Company issued on March 31, 2003, $20 million of trust preferred securities, with a final maturity on April 15, 2033, using Hudson United Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The trust preferred securities are callable at par on April 15, 2008, and have a fixed rate yield of 6.85% until the call date. Thereafter the yield on this issuance is based on 6-month LIBOR plus 3.30%. The Company issued on March 28, 2003, $15 million of trust preferred securities, with a final maturity of April 10, 2033, using Hudson United Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The trust preferred securities are callable at par on April 24, 2008, and have a fixed rate yield of 6.45% until the call date. Thereafter the yield on this issuance is based on 3-month LIBOR plus 3.25%.

The following is a maturity distribution of outstanding subordinated debt and capital trust securities at September 30, 2003:

Year Maturing	Year Callable/ Maturity	Subordinated Debt	Capital Trust Securities	Total ($ millions)
2004	Not callable	$8,790
2006	Not callable	30,215
2012	Not callable	202,625
2027	2007		$45,000
2028	2008		50,000
2033	2008		33,967

		$241,630	$128,967	$370,597

The table above includes $2.5 million in mark to market adjustment that is included in the Company’s balance sheet on the portion of the Company’s subordinated debt that is hedged with interest rate derivatives, $0.09 million in deferred gains associated with the cancelation of derivatives associated with a portion of the Company’s subordinated debt and $1.0 million in costs associated with the Company’s issuance of Capital Trust Securities.

Financial Accounting Standards Board Interpretation No. 46 (FIN 46) when finally implemented may have an impact regarding how trust preferred securities are treated for purposes of the Company’s capital ratios. Trust preferred securities will continue to be included in Tier 1 capital , up to the 25% of Tier 1 capital limitation, notwithstanding FIN 46, until notice is given by the Federal Reserve Bank. If trust preferred securities are not treated as Tier 1 capital, the Company believes its leverage ratio would be adversely affected.

NOTE H – RECENT ACCOUNTING STANDARDS

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

The FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” in April 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company expects no material impact on its operations from adoption of this statement.

The FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in May 2003. This pronouncement requires that an issuer classify a financial instrument that is within its scope as a liability. The Company expects no material impact on its operations from adoption of this statement.

NOTE I: - STOCK BASED COMPENSATION

The Board of Directors adopted and the shareholders, approved on April 17,2002, the 2002 Stock Option Plan, which provides for the issuance of up to 1,250,000 stock options to employees of the Company, in addition to those previously granted. The option or grant price cannot be less than the fair market value of the common stock at the date of the grant. As of the adoption date there were no further issuances from any of the previous plans. There are other options outstanding that were granted under the plans of acquired companies. As of September 30, 2003, there remained 902,000 shares and as of December 31, 2002 there remained 968,000 shares available for grant from the 2002 Stock Option Plan.

If compensation cost had been determined based on the fair value at the grant dates for stock options awarded under the Company’s plans consistent with the method of SFAS No. 123, the Company’s net income and income per share would have been reduced to the proforma amounts indicated below for quarter end and period end September 30, 2003 and September 30, 2002. The Company has adopted the prospective method of recording stock compensation expense effective January 1, 2003 (in thousands except per share data):

		Three months ended
		September 30, 2003	September 30, 2002
Net income	As reported	$30,403	$27,113
Plus: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported (1)		274	739
Less: Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income, if the fair value method had been applied to all awards (2)		1,637	2,205
	Pro forma	$29,040	$25,647

Basic earnings per share	As reported	$0.68	$0.60
	Pro forma	$0.65	$0.57

Diluted earnings per share	As reported	$0.68	$0.60
	Pro forma	$0.65	$0.57

		Nine months ended
		September 30, 2003	September 30, 2002
Net income	As reported	$87,839	$94,931
Plus: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported (1)		434	1,047
Less: Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income, if the fair value method had been applied to all awards (2)		4,521	5,445
	Pro forma	$83,751	$90,532

Basic earnings per share	As reported	$1.96	$2.10
	Pro forma	$1.87	$2.00

Diluted earnings per share	As reported	$1.96	$2.09
	Pro forma	$1.87	$1.99

(1)	Includes expenses for both stock options and restricted stock
(2)	Includes expenses for stock options for all awards, including awards granted in years prior to adoption of SFAS No. 148 and restricted stock

NOTE J:

Core deposit and other intangibles is as follows for the periods indicated (in thousands):

At September 30, 2003	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit and other intangibles	$42,291	$18,794	$23,497

At December 31, 2002	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$42,029	$15,606	$26,423

The following is the estimated amortization expense on core deposit intangibles for the years ended December 31:

2003	$4,265
2004	4,308
2005	4,308
2006	4,268
2007	4,222

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

•	unexpected changes in interest rates,

•	deterioration in economic conditions,

•	deterioration in deposit and loan volume trends,

•	deterioration in levels of loan quality,

•	failure to realize expected cost savings or revenue enhancements from changes in business models and acquisitions,

•	the continued existence and availability of tax credits, especially its Section 29 credits and other tax advantaged investments

•	the effects of legal, tax and regulatory provisions applicable to the Company.

The Company assumes no obligation for updating any such forward-looking statements at any time. Information on potential factors that could cause the Company’s financial results to differ from the forward-looking statements also is included from time to time in the Company’s public reports filed with the SEC, including in our Form 10-K for the year ending December 31, 2002.

RESULTS OF OPERATIONS

OVERVIEW

The Company had net income of $30.4 million, or $0.68 per diluted share, for the third quarter of 2003 compared to $27.1 million, or $0.60 per diluted share for the comparable period in 2002. The Company had net income of $87.8 million, or $1.96 per diluted share, for the nine months ended 2003 compared to $94.9 million, or $2.09 per diluted share for the comparable period in 2002.

Net income for the first nine months of 2002 included a $77.0 million cash payment received from Dime Bancorp, Inc. (“Dime”) on January 7, 2002, representing the final termination payment relating to the uncompleted merger of the Company and Dime. Also included in the first half of 2002 were $21.5 million of certain expenses resulting from the merger resolution and other charges ($8.3 million in expenses directly related to the Dime termination payment and other expenses including, $0.2 million in salaries and benefits, $1.3 million in occupancy expenses, $1.1 million in equipment expenses, $0.2 million in expenses classified as outside services – other, and $10.4 million in other expense) and an additional $21.3 million provision for loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

The Company’s return on average equity was 28.18% and return on average assets was 1.49% for the third quarter of 2003. The net interest margin was 3.90% and the efficiency ratio was 55.52% for the third quarter of 2003. The Company’s return on average equity was 25.43%, return on average assets was 1.45% for the third quarter of 2002. The net interest margin was 4.60% and the efficiency ratio was 54.22% for the third quarter of 2002. The increase in the efficiency ratio in the third quarter of 2003 compared to the third quarter of 2002 is due mainly to increased noninterest expense and decreased net interest income which was off set slightly by an increase in noninterest income in the third quarter of 2003 over third quarter 2002 levels. The Company’s efficiency ratio is calculated by dividing noninterest expense (minus amortization expense, and OREO expense) by the sum of net interest income, noninterest income and the tax equivalent adjustment and any mortgage impairment charges, minus securities gains. The Company’s OREO expense, included as a part of other expense on the Company’s Consolidated Statements of Income, was $0.2 million and $0.05 million for the quarters ended September 30, 2003 and September 30, 2002 respectively. The Company’s tax equivalent adjustments were $1.1 million and $0.9 million respectively for the quarters ended September 30, 2003 and June 30, 2002. The Company believes that the efficiency ratio is useful to investors because it effectively measures the Company’s ability to control its expenses in relationship to increasing or decreasing income components. The formula used by the Company is a common formula used to arrive at the efficiency ratio for banks and this formula allows the Company and investors to compare itself to peers. The formula may not be the same as that used by other companies.

The Company’s return on average equity was 27.19% and return on average assets was 1.48% for the first nine months of 2003. The net interest margin was 4.14% and the efficiency ratio was 53.90% for the first nine months of 2003. The Company’s return on average equity was 31.56% and the return on average assets was 1.78% for the first nine months of 2002. The net interest margin was 4.69% and the efficiency ratio was 48.52% for the first nine months of 2002. The Company’s OREO expense, included as a part of other expense on the Company’s Consolidated Statements of Income, was $0.5 million and $0.6 million for the nine months ended September 30, 2003 and September 30, 2002 respectively. The Company’s tax equivalent adjustments were $3.1 million and $2.6 million respectively for the nine months ended September 30, 2003 and September 30, 2002. Results for the first nine months of 2002 included the items discussed in the second paragraph above expense) and an additional $21.3 million provision for loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

NET REVENUE

Net revenue, which is the sum of net interest income and noninterest income, was $104.3 million for the third quarter of 2003. This was comprised of net interest income of $72.8 million and noninterest income of $31.5 million. Net revenue for the third quarter of 2003 remained relatively unchanged compared to net revenue for the third quarter of 2002. The components of net revenue changed as a net interest income decrease was offset by an increase in noninterest income in the third quarter of 2003 over levels in the comparable period in 2002.

Net revenue was $309.6 million for the first nine months of 2003. This was comprised of net interest income of $224.2 million and noninterest income of $85.4 million. Net revenue for the first nine months of 2002 was $380.5 million. The change in the first nine months of 2003 from the comparable period in 2002 is primarily attributed to the aforementioned $77.0 million Dime merger termination payment received in the first quarter of 2002 offset by $6.1 million of increases in credit card fee income and trading asset gains in 2003.

NET INTEREST INCOME

Net interest income for the third quarter of 2003 was $72.8 million and the net interest margin was 3.90%. Net interest income for the third quarter of 2002 was $77.2 million and the net interest margin was 4.60%. Net interest income decreased by $4.4 million in the third quarter of 2003 compared to the comparable third quarter of 2002. The decrease in net interest income in the third quarter of 2003 compared to the comparable quarter of 2002 was due to decreased interest income, which was attributable to lower yields on floating rate loans and increased amortization of premiums on investment securities resulting from faster prepayment speeds, which was partially offset by an increase in average investments. These decreases in interest income were offset in part by lower interest expense on deposits.

Net interest income for the first nine months of 2003 was $224.2 million and the net interest margin was 4.14%. Net interest income for the first nine months of 2002 was $224.1 million and the net interest margin was 4.69%. Net interest income remained relatively unchanged the first nine months of 2003 compared to the comparable period in 2002. The decrease in net interest margin in the first nine months of 2003 compared to the comparable nine months of 2002 was due to a higher level of Investment Securities funded by borrowings which generate a smaller interest rate spread than the Company’s traditional lending and deposit business.

The amortization of premiums on investment securities was $9.3 million in the third quarter of 2003 and $21.0 million for the year to date 2003. For the third quarter of 2002 the amortization of premiums on investment securities was $0.8 million and $3.0 million for the year to date 2002. Total unamortized premiums and discounts on investment securities were $19.6 million at September 30, 2003 and $22.0 million at September 30, 2002.

NONINTEREST INCOME

Noninterest income was $31.5 million in the third quarter of 2003 and $27.4 million in the third quarter of 2002. Noninterest income for the third quarter of 2003 increased by $4.1 million compared to the third quarter of 2002. The increase in noninterest income in 2003 compared to 2002 was due mainly to increases in Shoppers Charge credit card fee income and retail service fees and other income which included recoveries of other assets . The increases in these categories were offset in part by a decline in separate bank owned life insurance income.

Noninterest income was $85.4 million in the first nine months of 2003 and $156.4 million in the first nine months of 2002. Noninterest income for the first nine months of 2003 decreased by $71.0 million compared to the first nine months of 2002. The decrease in noninterest income in 2003 compared to 2002 was due mainly to the aforementioned $77.0 million Dime merger termination payment in 2002, offset by increases in credit card fee income, trading asset gains and other income which included recoveries of other assets in 2003. These increases were offset by impairment charges on mortgage related servicing assets.

NONINTEREST EXPENSE

Noninterest expense was $59.1 million for the third quarter of 2003 compared to $58.4 million for the third quarter of 2002. The increase in noninterest expense in the third quarter of 2003 compared to the third quarter of 2002 was due primarily to increases in outside services and expenses related to the Company’s first full quarter of landfill gas projects expenses, which were offset in part by decreases in marketing expenses. The efficiency ratio was 55.52% for the third quarter of 2003 and 54.22% for the third quarter of 2002.

Noninterest expense was $170.1 million for the first nine months of 2003 compared to $189.3 million for the first nine months of 2002. The decrease in noninterest expense in the first nine months of 2003 compared to the first nine months of 2002 was due primarily to the aforementioned $21.5 million of certain expenses incurred in 2002, offset by increases in 2003 occupancy expense, outside services-data processing and the Company’s first four and one half months of landfill gas projects expenses. These increases in expense were offset in part by declines in marketing expense in 2003.

INCOME TAXES

The Company’s pretax income for the third quarter of 2003 of $38.7 million remained relatively unchanged, compared to $38.7 for the third quarter of 2002. The Company’s provision for income taxes was $8.3 million for the quarter ended September 30, 2003 compared to $11.6 million for the third quarter of 2002. The lower tax provision in the third quarter of 2003 compared to 2002 was primarily due to energy tax credits and a tax benefit associated with the closure of certain tax years in the third quarter of 2003.

The Company’s pretax income for the first nine months of 2003 was $118.9 million, a decrease of $28.4 million, compared to the first nine months of 2002. This decrease in pretax income for the first nine months of 2003 was due to the Dime merger termination payment, partially offset by certain expenses recorded in the first nine months of 2002.The Company’s provision for income taxes was $31.1 million for the nine months ended September 30, 2003 compared to $52.4 million for the comparable period in 2002. The lower tax provision was due to the Company’s lower income, increased investment in tax advantaged securities; as well as energy tax credits; an updated assessment of the Company’s tax preference income, reserves and related liabilities and a tax benefit associated with the closure of certain tax years.

PROVISION FOR LOAN AND LEASE LOSSES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $6.5 million for the third quarter of 2003 and $7.5 million for the third quarter of 2002. The decrease in 2003 over 2002 was primarily due to the lower levels of nonperforming loans in 2003. Net charge offs for the third quarter of 2003 were $5.9 million, which was less than the provision for loan and leases losses.

The provision for loan and lease losses was $20.5 million for the first nine months of 2003 and $43.8 million for the first nine months of 2002. The decrease in 2003 over 2002 was due to the aforementioned $21.3 million provision related to accelerated disposition of loans in 2002 and a lower average level of non-performing loans and charge-offs..

The Allowance for loan and lease losses (the “Allowance”) totaled $67.7 million at September 30, 2003 compared to $71.9 at December 31, 2002 and $71.8 million at September 30, 2002. It represented 424% of nonperforming loans and leases at September 30, 2003, compared to 468 % at December 31, 2002 and 420% at September 30, 2002. The Allowance as a percentage of total loans and leases was 1.55% at September 30, 2003, 1.66% at December 31,2002 and 1.69 % at September 30, 2002.

The Company reclassified certain purchase accounting adjustments for the acquisition of credit card receivables in the second quarter of 2003. The Company recorded a reduction in the Allowance in the second quarter of 2003 of $5.0 million, and a decrease in the carrying value of Credit Card Loans (“Loans”) in the same amount. This accounting reclassification relates to acquisitions made by the Company in 2001 and 2002 of private label credit card portfolios and the related multi-year exclusive merchant relationships (the “Transactions”). The Company disclosed the Transactions in its annual reports to shareholders on Form 10-K in 2001 and 2002 in the “Business Combinations” footnote, noting that the Transactions were accounted for under the purchase method of accounting. Part of the original purchase accounting adjustments for the Transactions increased the Allowance by a portion of the purchase price for the Transactions deemed to be attributable to the purchased Allowance. The reductions to the Allowance and to Loans had no impact on Stockholders’ Equity or Net Income.

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

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at September 30, 2003.

Non Performing Loans and Non Performing Assets

Nonperforming loans and leases totaled $16.0 million at September 30, 2003. This was an increase of $0.6 million, or 4%, compared to $15.4 million of nonperforming loans and leases as of December 31, 2002, and a decrease of $1.1 million, or 6%, compared to $17.1 million of nonperforming loans and leases at September 30, 2002. Nonperforming loans and leases were 0.36 % of total loans and leases at September 30, 2003, compared to 0.35% at December 31, 2002 and 0.40 % at September 30, 2002.

Nonperforming assets were $17.1 million at September 30, 2003, up from $16.7 million at December 31, 2002 and down from $18.4 million at September 30, 2002. Nonperforming assets as a percent of loans, leases and OREO were 0.39 % at September 30, 2003, 0.38% at December 31, 2002 and 0.43% at September 30, 2002.

The following table presents the composition of non-performing assets and selected asset quality ratios at the dates indicated (in thousands):

	September 30, 2003	December 31, 2002
Nonaccrual Loans:
Commercial	$8,733	$6,383
Real Estate	6,930	7,857
Consumer	298	1,117

Total Nonaccrual Loans	$15,961	$15,357
Other Real Estate Owned	1,108	1,315

Total Nonperforming Assets	$17,069	$16,672

Nonaccrual Loans to Total Loans and Leases	0.36%	0.35%
Allowance for Loan and Lease Losses to Nonaccrual Loans	424%	468%

Loans Past Due 90 Days and Still Accruing

The following table shows loans past due 90 days or more and still accruing, along with the applicable asset quality ratios (in thousands):

	September 30, 2003	December 31, 2002
Loans Past Due 90 Days or More and Accruing
Commercial	$3,059	$1,596
Real Estate	7,428	6,921
Consumer	1,559	2,269
Credit card	8,386	9,004

Total Past Due Loans	$20,432	$19,790

As a percent of Total Loans and Leases	0.47%	0.46%

Allowance for Loan and Lease Losses

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Summary of Activity in the Allowance By Loan Category
(Dollars in thousands)	Nine Months Ended September 30, 2003		Year Ended December 31, 2002

Amount of Loans and Leases Outstanding at Period End	$4,374,502		$4,339,475

Daily Average Amount of Loans and Leases Outstanding	$4,339,418		$4,287,200

Allowance for Loan and Lease Losses
Balance at beginning of the period	$71,929		$70,046
Loans charged off:
Real estate	$1,055		$2,420
Commercial	6,117		10,505
Consumer	21,629		27,234
Accelerated disposition (1)	—		21,333

Total loans charged off	$28,801		$61,492

Recoveries:
Real estate	$620		$912
Commercial	3,091		4,636
Consumer	5,355		6,494

Total recoveries	$9,066		$12,042

Net loans charged off	$19,735		$49,450

Provision for loan and lease losses, portfolio loans	20,500		30,000
Provision for loan and lease losses, accelerated disposition (1)	—		21,333
Reclassification of acquired reserves of credit card portfolios to loans	(5,031)		—

Balance at period end	$67,663		$71,929

Allowance for Loan and Lease Losses to Total Loans and Leases	1.55%		1.66%

Provision for loan and lease losses, as a percentage of average loans and leases outstanding	0.63	%(2)	1.20%

Net loans charged off during period to average loans and leases outstanding	0.61	%(2)	1.15%

(1)	Relates primarily to the planned accelerated disposition of certain nonperforming commercial and industrial loans at March 31, 2002.
(2)	Annualized

FINANCIAL CONDITION

Loan and lease categories consisting of commercial and financial, commercial real estate, consumer, and credit card loans totaled $4.2 billion at September 30, 2003, compared to $4.1 billion at December 31, 2002 and $4.0 billion at September 30, 2002. These four loan and lease categories are the areas of loans that the Company emphasizes. This is because they generally have more attractive yields; interest rate sensitivity; and maturity characteristics than single family loans. These four loan and lease categories represented approximately 96% of loans and leases at September 30, 2003, compared to 94% at December 31, 2002 and 93% of loans and leases at September 30, 2002. The total loan to deposit ratio at both September 30, 2003 and December 31, 2002 was 70%.

Total investment securities were $2.9 billion at September 30, 2003, compared to $2.6 billion at December 31, 2002 and $2.5 billion at September 30, 2002. Investment securities increased in 2003 over prior periods due primarily to increased purchases associated with growth in deposits and borrowings. Total assets were $8.0 billion at September 30, 2003, compared to $7.7 billion at December 31, 2002 and to $7.4 billion at September 30, 2002.

Total deposits were $6.3 billion at September 30, 2003, $6.2 billion at December 31, 2002 and $6.3 billion at September 30, 2002.

Total stockholders’ equity was $457.7 million and book value per common share was $10.22 at September 30, 2003. All regulatory capital ratios exceed those necessary to be considered a well-capitalized institution.

The increase in stockholders’ equity resulted primarily from $87.8 million of net income, offset by payment of cash dividends of $39.4 million and treasury repurchases of $16.5 million, plus stock compensation transactions of $5.7 million and a decrease in accumulated other comprehensive income of $12.5 million.

The Company did not repurchase any shares in the second and third quarter of 2003. The Company repurchased a total of 527,095 shares in the first nine months of 2003, at an average price of $31.35 per share. The total cash used for these repurchases was $16.5 million.

Total shares outstanding at September 30, 2003 were 44.8 million shares, compared to 45.0 million shares at December 31, 2002 and 45.1 million shares at September 30, 2002.

The Company paid cash dividends of $0.30 per share in the third quarter of 2003. Total cash dividends paid in the third quarter was $13.4 million. Dividends paid in 2003 year to date were $0.88 per share. Total cash dividends paid in 2003 year to date were $39.4 million.

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

The Company enters into interest rate derivative contracts (interest rate swaps; interest rate floors; and interest rate caps) from time to time for asset liability management purposes. The notional amount of the derivative contracts totaled $515 million at

September 30, 2003 and $860 million at December 31, 2002. This resulted in a reduction of $345 million in the notional value of derivative contracts outstanding in this time period. The change in notional amount primarily occurred in the second quarter of 2003 when approximately $700 million in Prime Rate hedges, that had been accounted for as cash flow hedges under SFAS No. 133, matured. This was offset in part by new derivative contracts on a portion of the Company’s borrowings and certificates of deposit.

The purpose of these contracts is to attempt to limit the volatility in the Company’s net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company’s overall asset liability risk. Management did not enter into these contracts for speculative purposes. Under SFAS No.133, the Company has adopted hedge accounting for these contracts. The derivative contracts hedging the fixed rate certificates of deposit and fixed rate debt and that have payments linked to LIBOR are accounted for as “fair value” hedges using the “short-cut method” under SFAS No. 133. Under the short-cut method, any changes in value of the hedged item is assumed to be exactly as much as the change in the value of the derivative contract. Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings. All of the derivatives contracts outstanding as of September 30, 2003 that are hedges for the Company’s borrowings and certificates of deposit are indexed to LIBOR. The Company’s fair value hedges have also included Fed Funds indexed interest rate swaps entered into in connection with certain fixed rate certificates of deposit and with a specified amount of the Company’s fixed rate borrowings at times during 2003. Changes in interest rates will impact the cash flows and valuation of such derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario.

Liquidity

Liquidity is a measure of the Company’s ability to meet the needs of depositors, borrowers, and creditors at a reasonable cost and without adverse financial consequences. The Company has several liquidity measurements that are evaluated on a frequent basis. The Company has adequate sources of liquidity including the ability to attract deposits from businesses and individuals through its branches; brokered deposits from securities firms; cash flow from interest, prepayments and principal repayments on investment securities and loans; Securities Available for Sale; and the ability to borrow funds on a collateralized basis from the Federal Home Loan Bank and Federal Reserve discount window, through repurchase agreements collateralized by securities with customers and with securities firms; and through other sources. The management of balance sheet volumes, mixes and maturities enables the Company to maintain adequate levels of liquidity.

Capital

The capital ratios for the Company at September 30, 2003, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Holding Company Capital Ratios

	Ratios at September 30, 2003	Minimum Regulatory Guidelines for Well-Capitalized
Total Risk-Based Capital	13.93%	10.0%
Tier 1 Risk-Based Capital	8.72%	6.0%
Tier 1 Leverage Ratio	6.04%	4.0%

Bank Capital Ratios

	Ratios at September 30, 2003	Minimum Regulatory Guidelines for Well-Capitalized
Total Risk-Based Capital	13.41%	10.0%
Tier 1 Risk-Based Capital	8.53%	6.0%
Tier 1 Leverage Ratio	5.93%	4.0%

The Company is not aware of any current recommendations by the regulatory authorities that would have a material adverse effect on the Company’s capital resources or operations, other than the impact of FAS 46 as explained under Note G

Item 3. Quantitative and Qualitative Disclosure about Market Risk

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

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K -

(a) Exhibits

3(a) Certificate of Incorporation of the Company as in effect on the date of this filing (Incorporated by reference from the Company’s Amended Quarterly Reports on From 10Q/A for the quarter ended June 30, 1999. filed September 10, 1999, Exhibit 3(a)).

3(b) By-laws of the Company, as in effect on the date of the filing (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed May 15, 2003, Exhibit 3(b)).

10(d) Amendment to the Change in control, Severance and Employment Agreement with Kenneth T. Neilson dated September 17, 2003 (filed herewith)

10(e) Amendment to the Change in control, Severance and Employment Agreement with Thomas J. Shara dated September 17, 2003 (filed herewith)

10(f) Amendment to the Change in control, Severance and Employment Agreement with D. Lynn Van Borkulo-Nuzzo dated September 17, 2003 (filed herewith)

10(g) Amendment to the Change in control, Severance and Employment Agreement with Thomas R. Nelson dated September 17, 2003 (filed herewith)

10(h) Amendment to the Change in control, Severance and Employment Agreement with James Mayo dated September 17, 2003 (filed herewith)

10(i) Amendment to the Change in control, Severance and Employment Agreement with James Rudgers dated September 17, 2003 (filed herewith)

10(j) Supplemental Employees’ Retirement Plan Participation Agreement between Hudson United Bancorp and Kenneth T. Neilson dated September 17, 2003 (filed herewith)

10(k) Annual Director Fees

31.1	Certification of Chief Executive Officer. (filed herewith)

31.2	Certification of Chief Financial Officer. (filed herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Kenneth T. Neilson, Chief Executive Officer of the Company, and William A. Houlihan, Chief Financial Officer of the Company. (filed herewith)

(b) Current Reports on Form 8-K –

1)	Current Report on Form 8-K dated July 17, 2003, (Furnishing second quarter earnings release for Hudson United Bancorp)

2)	Current Report on Form 8-K dated July 25, 2003, (Announcing the signing of a definitive Stock Purchase Agreement to acquire all of the capital stock of Flatiron Credit Company, Inc.)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson United Bancorp

November 5, 2003
Date	Kenneth T. Neilson
Chairman, President and Chief Executive Officer

November 5, 2003
Date	William A. Houlihan
Executive Vice President and Chief Financial Officer

Exhibit 31.1

I, Kenneth T. Neilson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hudson United Bancorp;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e)and 15d -15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designedunder our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures , as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter ( the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting: and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 5, 2003

Kenneth T. Neilson
Chairman, President and Chief Executive Officer

Exhibit 31.2

I, William A. Houlihan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hudson United Bancorp;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e)and 15d- 15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designedunder our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures , as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter ( the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting: and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 5, 2003

William A. Houlihan
Executive Vice President and Chief Financial Officer

Exhibit 32

CERTIFICATIONSPURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Hudson United Bancorp (the “Company”) for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Kenneth T. Neilson, as Chief Executive Officer of the Company , and William A. Houlihan, as Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. (section) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Kenneth T. Neilson
Chief Executive Officer
November 5, 2003

William A. Houlihan
Chief Financial Officer
November 5, 2003