Form 10-K
period 2003-12-31
HUDSON UNITED BANCORP
filed 2004-03-15
CIK 703559

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-08660

Hudson United Bancorp
(Exact name of registrant as specified in its Charter)

New Jersey (State or other jurisdiction of Incorporation or organization)	22-2405746 (I.R.S. Employer Identification No.)
1000 MacArthur Blvd. Mahwah, New Jersey (Address of principal executive offices)	07430 (Zip Code)

Registrant's telephone number, including area code: (201)236-2600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, no par value	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

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

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2003 was $73,922,707.

        The number of shares of Registrant's common stock, no par value, outstanding as of March 10, 2004 was 44,805,950.

        Documents incorporated by reference: Contains portions of the Registrants Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held April 1 2004 will be incorporated by reference in Part III

PART I

ITEM 1. BUSINESS

(a)    General Development of Business

        Hudson United Bancorp ("HUB", "Registrant" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company was organized under the laws of New Jersey in 1982 by Hudson United Bank ("Hudson United" or the "Bank") for the purpose of creating a bank holding company to take advantage of the additional powers provided to bank holding companies.

        The Company directly owns Hudson United plus six additional subsidiaries, which are HUBCO Capital Trust I, HUBCO Capital Trust II, JBI Capital Trust I, Hudson United Capital Trust I, Hudson United Capital Trust II and Jefferson Delaware, Inc. In March 1999, the former Lafayette American Bank and Bank of the Hudson were merged into Hudson United. In addition, the shareholders of the Company on April 21, 1999 approved an amendment to the certificate of incorporation to change the name of the Company from HUBCO, Inc. to Hudson United Bancorp. The Company is also the indirect owner, through Hudson United, of thirteen subsidiaries. All of the assets and liabilities of the subsidiaries of the Company and the Bank are consolidated on the balance sheet of the Company for shareholder reporting purposes. A further description of these subsidiaries is contained in the section "Other Subsidiaries" in this current document.

        At December 31, 2003, HUB, through its subsidiaries, had total deposits of $6.2 billion, total loans and leases of $4.7 billion and total assets of $8.1 billion. HUB ranked third among commercial banks and bank holding companies headquartered in New Jersey in terms of asset size at December 31, 2003. Hudson United operates over 205 branches located throughout the state of New Jersey; in the Hudson Valley area of New York State; in New York City; in southern Connecticut in the areas between Greenwich and Hartford; and in Philadelphia and surrounding areas in Pennsylvania.

        Hudson United is a full service commercial bank and offers the services generally provided by commercial banks of similar size and character, including imaged checking, savings, and time deposit accounts; 24-hour telephone banking; internet banking; trust services; cash management services; merchant services; safe deposit boxes; insurance, stock, bond, and mutual fund sales; secured and unsecured personal and commercial loans; residential and commercial real estate loans; and international services including import and export financing, foreign currency exchange and letters of credit. The Bank's deposit accounts are competitive with those of other banks and include checking, savings, money market accounts, a variety of interest-bearing transaction accounts and time deposits. In the lending area, the Bank primarily engages in commercial lending; commercial real estate lending; insurance premium finance lending; consumer lending primarily consisting of automobile loans and home equity loans; and "private label" credit card programs for certain retailers and other businesses. Most of the Company's loans are secured by commercial real estate, residential real estate or other assets of borrowers.

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

Available Information

        The Company makes available free of charge on or through its website, www.hudsonunitedbank.com, all materials that it files electronically with the Securities and Exchange Commission ("SEC"), including its annual report on Form 10-K, quarterly reports on Form 10Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to

Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, the Company made all such materials available through its website as soon as reasonably practicable after filing such materials with the SEC.

        You may also read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street. N.W., Washington, D.C. 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that the Company files electronically with the SEC.

        A copy of the Company's Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation Committee, and Nominating and Governance Committee of the Board of Directors are posted on the Company's website, www.hudsonunitedbank.com, and are available in print to any shareholder who requests copies by contacting D. Lynn Van Borkulo-Nuzzo, Corporate Secretary, at the Company's principal executive offices set forth above.

  Areas of Emphasis in Loans, and in Deposits

Loans:

        The Company classifies its loans into five major categories: commercial and financial; commercial real estate mortgages; consumer; private label credit cards; and residential mortgages.

        Loan and lease categories consisting of commercial and financial, commercial real estate mortgages, consumer, and private label credit cards totaled $4.5 billion at December 31, 2003, or 96% of total loans. The Company emphasizes these types of loans, because they generally have more attractive yields; interest rate sensitivity; and maturity characteristics than single-family mortgage loans. The Company also believes that these loans provide better opportunities to obtain deposit relationships and/or fee based product relationships with borrowers than do single-family mortgage loans, which tend to be transactional.

        The Company emphasizes commercial loans to small and mid-sized privately owned businesses, most of which are located in its four state business area. Most of the Company's loans are in the form of annually renewable lines of credit, indexed to the Prime Rate or LIBOR, and term loans with either variable or fixed rates. The average size of the Company's commercial loans is less than $1 million. Most of the Company's commercial loans are secured by assets owned by the borrower, including commercial real estate. Most of the Company's commercial loans are also supported by personal guarantees from the owners of those private companies. The Company has an immaterial amount of "shared national credits" for regulatory purposes in its commercial loans outstanding at December 31, 2003. All of these credits are considered in market.

        The Company emphasizes short maturity and intermediate maturity loans in its commercial real estate activities. These loans may be collateralized by existing properties, or by properties acquired by a borrower for their use or in an attempt to improve the value of the property prior to refinancing or sale of the property; or may be construction loans generally supported by pre-sale or pre-lease commitments for the completed properties. Most of these properties collateralizing these loans are located in the Company's four state business area. These loans have variable interest rates indexed to the Prime Rate, LIBOR or other indices, or have fixed interest rates generally not longer than 5 years. The average size of the Company's commercial real estate loan is less than $1 million. The Company also originates some commercial real estate loans in the size range of $10 million or greater. Most of the Company's loans are also supported by personal guarantees by the owners of the properties. The Company does not emphasize long term, fixed rate, non recourse loans to investors in commercial real estate. The Company had very few purchased participations in both its commercial real estate loans and commercial and financial loans at December 31, 2003.

        The Company emphasizes automobile loans and home equity loans in its consumer lending activities. The Company's consumer loan portfolio also includes some recreational vehicle loans, manufactured housing loans, boat loans, unsecured consumer loans, and other miscellaneous loans. The Company's automobile loans generally are originated by dealers located in the Company's four state business area, and purchased by the Company throughout the year on a periodic basis after the Company performs an independent review of the borrower's credit worthiness and an assessment of the loan collateral. Most of these loans have fixed interest rates and intermediate maturities. The Company's home equity loans are generally collateralized by properties located in the Company's four state business area, secured by the primary residence of the borrower, and originated by the Bank's employees. Most of these loans have variable interest rates indexed to the Prime Rate, or may have fixed interest rates. The Company uses Fair Isaacs Company ("FICO") scores and other underwriting techniques to evaluate the credit worthiness of the borrowers for the Company's consumer loans and leases. The borrowers for the Company's consumer loans and leases had an average FICO score of greater than 720 at December 31, 2003. The total lease receivables for the Company at December 31, 2003 were $65.7 million with a residual value of $56.9 million at December 31, 2003. These residual values are guaranteed by a third party, and the guarantee is also supported by collateral up to a certain amount, which was approximately $5.2 million at December 31, 2003. The Company's risk exposure at December 31, 2003 calculated using industry standards for the lease industry was $5.7 million, which was mitigated in part by the $5.2 collateral. These auto leases were purchased in 2001. The Company believes that the residual values are properly recorded as of December 31, 2003.

        The Company emphasizes "private label" credit card activities, and it does not emphasize VISA or MasterCard credit card activities. The Company has relationships with approximately 110 retailers located throughout the United States, which merchants offer unsecured sales financing to their customers through a private label credit card, and which merchants allow the Company to underwrite the resulting credit card receivables on a daily basis. The Company's relationships with its merchants are generally multi year contractual relationships. The Company generates these merchant relationships through the marketing efforts of its employees, as well as by purchasing the right to merchant relationships from other financial institutions. The Company receives a fee from the merchants when it underwrites a purchase, and it receives interest, late fees and credit card account insurance income from the individual customers that maintain balances on their private label credit card accounts. The Company's credit card loans include both fixed and variable interest rates. The average balance outstanding on the Company's credit card loans was less than $700 at December 31, 2003. The Company uses FICO scores and other underwriting techniques to evaluate the creditworthiness of the borrowers for its credit card loans. The borrowers for the Company's private label credit card loans had an average credit score of 703,at December 31, 2003. New loans approved during 2003 had average credit scores greater than 735. The Company, in the normal course of business, does not approve loan applications with credit scores less than 650. The Company's total credit card loans of $326.7 million at December 31, 2003 include $5.8 million of VISA and MasterCard credit card loans.

Deposits

        The Company classifies its deposits into non-interest bearing; NOW; savings; money market deposit accounts ("MMDA"); and time deposit categories.

        Deposits consisting of non-interest bearing; NOW; savings; and MMDA accounts totaled $4.3 billion at December 31, 2003, or 69% of total deposits. The Company emphasizes these categories of deposits because they generally have lower yields; are subject to repricing at the Company's option; and provide more fee based product opportunities than time deposits, which tend to be transactional.

        The Company primarily generates deposits from individuals, but it also obtains deposits from businesses, and municipalities and related entities ("public sector deposits").

        Most of the Company's deposits are generated through its more than 200 branches in its four state business area. Most of the Company's deposits are in amounts less than $100,000, and are fully insured by the FDIC. Deposits in amounts greater than $100,000 are primarily from businesses and public sector deposits, and are generally secured at the depositor's request by a portion of the Company's investment securities portfolio.

  Changes in Asset Size in Recent Years

        The Company's total assets at December 31, 2003 were $8.1 billion, which represented an increase in its total assets from the prior year, which were $7.7 billion at December 31, 2002. This increase was due to increases in investment securities of $89.7 million; an increase in commercial, commercial real estate and consumer credit of $440.3 million; partially offset by a decrease in residential mortgages of $106.6 million. The increase in investment securities in 2003 was partly due to purchases made in connection with an increase in deposits and borrowings. The increase in commercial, commercial real estate and consumer loans in 2003 reflected the Company's focus on its major loan categories and the acquisition of the Flatiron insurance premium finance loan business in October 2003. The Flatiron acquisition added $248.4 million in commercial and financial loans as of December 31, 2003. The Company's total assets at December 31, 2002 were $7.7 billion, which represented an increase in its total assets from the prior year, which were $7.0 billion at December 31, 2001. This increase was due mainly to increases in investment securities and trading assets of $631.6 million, commercial, commercial real estate, consumer and credit card loans of $263.6 million being offset in part by a decrease of $262.6 million in residential mortgage loans. The increase in securities and the decline in residential mortgage loans was due in part to exchanges of residential mortgages for comparable mortgage backed securities, backed by the same mortgages of $118.0 million in 2002

        The Company's primary focus in 2003 and 2002 was on core business growth. Management focused on executing its business strategies and in providing superior customer service.

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

        The closing of the proposed merger was initially delayed, and the merger was eventually terminated in 2000, following the announcement by North Fork Bancorporation of an unsolicited acquisition bid for Dime. The initial delay and the eventual termination of the merger between the Company and Dime had a negative impact on the Company's growth and profitability during 1999 and 2000. Dime agreed to merge with Washington Mutual, Inc. in June of 2001. The Dime/Washington Mutual merger was completed in January of 2002.

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

        HUB recognized the minimum termination fee payable from Dime as revenue when the pending merger was terminated in 2000, which revenue was less than the expenses incurred by the Company in the terminated merger. Pursuant to the above mentioned termination agreement, Dime was required to pay Hudson United $77 million upon the closing of the merger with Washington Mutual. The Company recognized the additional $77 million of termination payments as revenue in the first quarter of 2002, when it was received. The Company also recorded in the first quarter of 2002 approximately $8.3 million of expenses related to the terminated merger including financial advisor fees and acceleration of employee retention awards, $13.2 million of other expenses, and a $21.3 million provision for possible loan losses related to the accelerated disposition of certain non performing loans.

  Acquisition Activity by the Company

        The Company has engaged in only limited acquisition activity in recent years, as it focused on core business growth within its four state business area. The Company had an explicit focus on acquisitions in the 1990s, when acquisitions were its primary source of growth in those years.

        The Company, through its subsidiary Hudson United Bank, acquired Flatiron Credit Company ("Flatiron") on October 31, 2003. Flatiron is the seventh largest insurance premium finance company in the nation. The purchase price of the acquisition was approximately $40 million in cash based on the estimated book value of Flatiron on the closing date of the acquisition. The Bank may also be obligated to make additional earn-out payments, based on the increase in net income of Flatiron in the next two years after the closing of the acquisition. The purchase price (excluding any potential earn-out payments) represents a $3.4 million premium to Flatiron's estimated book value (before acquisition costs), which were $259.6 million on the closing date. The majority of Flatiron's loans are short-term fixed rate loans made to small business customers located throughout the nation. The loans are secured by the remaining unearned insurance premiums from the insurance company.

        The Company announced, on June 26, 2002, a purchase and assumption transaction with the FDIC as the receiver for the failed Connecticut Bank of Commerce ("the CBC transaction"). The Company, in this transaction, purchased certain consumer loans that could be put back to the FDIC, and assumed certain insured deposits, of initially, $180.2 million along with an option to purchase two branches in Connecticut and to lease one branch in Connecticut and two branches in New York City. Subsequently, the Bank put back the consumer loans, purchased the two Connecticut branches and assumed the leases of the one branch in Connecticut and two branches in New York City. The Bank paid an acquisition premium of $17.3 million to the FDIC in this transaction, of this total $4.1 million was classified as core deposit intangible and $13.2 million was considered goodwill. Subsequently in the fourth quarter of 2003 $1.9 of this intangible was written-off (see Note 28 "Subsequent Events" for further discussion).

        The Company entered into agreements at several times in 2003 and 2002 to purchase third party credit card assets from unaffiliated third parties. The Company paid total consideration of $19.0 million for $23.0 million of these assets in 2003, with an associated discount of $4.0 million. The Company paid total consideration of $62.6 million for $66.2 million of these assets in 2002, with an associated discount of $3.6 million.

  Stock Repurchases by the Company

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

        On January 29, 2003, the Company's Board of Directors (the "Board") extended the Company's stock repurchase program until June 2004 and authorized additional repurchases of up to 10% of the Company's outstanding shares.

        During 2003, the Company purchased 527.1 thousand treasury shares at an aggregate cost of $16.5 million. During 2003, 250 thousand shares were reissued for stock options.

        During 2002, the Company purchased 1.3 million treasury shares at an aggregate cost of $37.7 million. During 2002, the Company reissued 434,813 shares for stock options.

        At December 31, 2003, there were 44.8 million shares of the Company's common stock outstanding.

  Other Subsidiaries

        In addition to Hudson United Bank, the Company directly owns six consolidated subsidiaries that were established for the purpose of issuing the capital trust securities of the Company which enhance the regulatory capital of the Company. They are Hudson United Capital Trust I, Hudson United Capital Trust II, HUBCO Capital Trust I, HUBCO Capital Trust II, JBI Capital Trust I and Jefferson Delaware Inc.

        The Company is also the indirect owner, through Hudson United, of the thirteen consolidated subsidiaries as discussed below.

        In 1987, Hudson United established a directly owned subsidiary called Hendrick Hudson Corp. Hendrick Hudson Corp. directly owns HUB Mortgage Investments Inc., which was established in 1997 and operates as a real estate investment trust. As of December 31, 2003, Hendrick Hudson Corp. had no assets other than its investment in HUB Mortgage Investments Inc. As of December 31, 2003, $1,427.2 million of mortgage loans and $1,713.1 million in mortgage related investment securities were being managed by HUB Mortgage Investments Inc. These two entities were established to assist in managing a portion of the Company's investment portfolio.

        In 1998, Hudson United established NJ Investments of Delaware, Inc. As of December 31, 2003, $121.8 million of Hudson United's investment portfolio was being managed by NJ Investments of Delaware, Inc. This subsidiary was established to assist in managing a portion of the Company's investment portfolio.

        Hudson Trader Brokerage Services, Inc., which was established in 1991, is a subsidiary that was engaged in brokerage services. This subsidiary is inactive and is expected to be officially dissolved in 2004. The Company now provides investment securities brokerage services to its customers through a business relationship with an affiliate of John Hancock Insurance.

        In 2002, Hudson United established Hudson Insurance Services, Inc. This subsidiary provides a wide range of insurance risk management services as an agent; it does not engage in any insurance underwriting activities.

        In 2003 Hudson United acquired ownership interests in two companies involved in landfill gas projects ("LGPs"). These LGPs lease gas rights within landfills and own and operate the equipment that recovers methane gas and converts the gas to electricity, and generate revenues by selling the electricity. The Company as the owner of the LGPs is eligible to receive tax credits under Section 29 of the Internal Revenue Code ("Section 29 tax credits"), which are available to producers of fuel from non-conventional sources. These Section 29 tax credits are anticipated to amount to approximately $9.5 million per year, and are scheduled to expire on December 31, 2007. The acquisition of the ownership interests was recorded at a value of $19.6 million, which was approximately equal to the carrying value of the Company's loan to the LGPs on the closing date. The difference between the acquisition value of $20 million and the net asset value was recorded as a reduction of the carrying value of long lived equipment. The acquisition occurred in connection with the satisfaction of a loan the Company had previously made to the prior owner of LGPs. The LGPs or predecessor entities have been in existence since 1997, and generated net income for the previous owner of the LGPs in prior years. The Company expected the ownership in the LGPs to result in an increase to its revenues; an increase to its operating expenses in an amount greater than the increase in revenues; and an increase in net income and accretion to EPS, primarily due to the reduction in its provision for taxes due to the Section 29 tax credits.

        In 2003 Hudson United acquired Flatiron Credit Company. This subsidiary provides insurance premium financing and is the seventh largest provider of such service in the United States. Flatiron Credit Company directly owns the following subsidiaries: FPF, Inc. a Colorado corporation, FPCAL, Inc., a California corporation and Westchester Premium Acceptance Corporation, a Texas corporation. Flatiron Credit Company indirectly owns the following subsidiaries through its direct subsidiaries: Westchester Premium Acceptance Corporation of California, Inc., a California corporation, Elite Premium Services, Inc., a Texas corporation, Elite Premium Finance, Ltd, a limited partnership, Advantage Specialty Programs, Ltd, a limited partnership and Flatiron IPF trust, a Delaware business trust.

        Hudson United owns five subsidiaries that were established for the purpose of holding real estate assets. They are: Lafayette Development Corp., Plural Realty, Inc., PSB Associates, Inc., AMBA Realty Corporation and Riverdale Timber Ridge, Inc.

        The FASB issued FIN 46,"Consolidation of Variable Interest Entities" as amended in December 2003. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations are to be included in an entity's consolidated financial statements. The Company applied the provisions of FIN 46 to wholly-owned subsidiary trusts in 2003 and 2002 that issued capital trust securities to third-party investors. For purposes of financial statement presentation, the Company has deconsolidated the trusts issuing the capital trust preferred securities and now includes the junior subordinated debentures under other liabilities on its consolidated balance sheet. This does not have a material impact on the Company's operations.

        The Company has no other subsidiaries that are not consolidated into the Company's financial statements.

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

        As of December 31, 2003, the Bank's capital ratios exceed the requirements to be considered a well capitalized institution under the FDIC regulations.

        Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with that category. A minimum risk-based capital to risk based assets ratio of 8.00% must be attained. At least one half of an institution's total risk-based capital must consist of Tier 1 capital, and the balance may consist of Tier 2, or supplemental capital. Tier 1 capital consists primarily of common stockholders' equity along with preferred or convertible preferred stock and qualifying trust preferred securities, minus goodwill. Tier 2 capital consists of an institution's allowance for loan and lease losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for loan and lease losses which is considered Tier 2 capital is limited to 1.25% of an institution's risk-based assets. As of December 31, 2003, HUB's total risk-based capital ratio was 13.67% and its Tier 1 risk-based capital ratio was 8.72%.

        In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-to-200 basis points above the 3% minimum. As of December 31, 2003, HUB had a leverage capital ratio of 6.36%.

        HUB and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HUB's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, HUB and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators as to components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that HUB and its subsidiary bank meet all capital adequacy requirements to which they are subject.

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

        The Basel Committee on Banking Supervision ("Basel Committee") is developing a new set of risk-based capital standards("New Accord"). In a press release dated January 15, 2004, it was announced that the Basel Committee will make further refinements to certain critical components of the New Accord. The Basel Committee intends to finalize the New Accord by mid-year 2004. U.S. banking regulators have proposed an effective date of January 1, 2007, for the New Accord, which will effect the Company. The Company will continue to monitor the progress of the Basel initiative.

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

        Certain restrictions exist regarding the ability of Hudson United to transfer funds to HUB in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. As of December 31, 2003 the maximum amount available for distribution to HUB from Hudson United was $169.5 million, subject to regulatory capital limitations.

        HUB is also subject to Federal Reserve Bank ("FRB") policies which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment which would reduce a holding company's capital below these minimum amounts.

        Under Federal Reserve regulations, Hudson United is limited as to the amounts it may loan to its affiliates, including HUB. All such loans from the Bank are required to be collateralized by specific assets owned by HUB or affiliates. Loans outstanding from Hudson United to HUB were $1.2 million at December 31, 2003.

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

Recent Legislation

        On July 30, 2002 the Sarbanes-Oxley Act of 2002 (SOA) was signed into law. The stated goals of SOA are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and security exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and its committees.

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

        According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Furthermore, in the event of a loss suffered or anticipated by the FDIC—either as a result of default of a bank subsidiary of the Company or related to FDIC assistance provided to the subsidiary in danger of default—the other bank subsidiaries of the Company may be assessed for the FDIC's loss, subject to certain exceptions.

  (b)
  Industry Segments

        The Registrant has one industry segment—commercial banking.

  (c)
  Narrative Description of Business

        HUB exists primarily to hold the stock of its subsidiaries. At December 31, 2003, HUB had seven wholly-owned subsidiaries including Hudson United. In addition, HUB, through Hudson United, indirectly owns 13 additional wholly-owned subsidiaries. The historical growth of, and regulations affecting, each of HUB's direct and indirect subsidiaries is described in Item 1(a) above, which is incorporated herein by reference.

        HUB is a legal entity separate from its subsidiaries. The stock of Hudson United is HUB's principal asset. Dividends from Hudson United are the primary source of income for HUB. As explained above in Item 1(a), legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Bank to HUB.

        At December 31, 2003, HUB, through its subsidiaries, had total deposits of $6.2 billion, total loans of $4.7 billion and total assets of $8.1 billion. HUB ranked third among commercial banks and bank holding companies headquartered in New Jersey in terms of asset size at December 31, 2003. The Bank operates branch offices throughout the state of New Jersey; in the Hudson Valley area of New York

State; in New York City; in southern Connecticut in the areas between Greenwich and Hartford; and in Philadelphia and surrounding areas in Pennsylvania.

        Hudson United is a full service commercial bank and offers the services generally provided by commercial banks of similar size and character, including imaged checking, savings, and time deposit accounts; 24-hour telephone banking, internet banking; trust services; cash management services; merchant services; safe deposit boxes; insurance; stock, bond, and mutual fund sales; secured and unsecured personal and commercial loans; residential and commercial real estate loans; and international services including import and export financing, foreign currency exchange and letters of credit. The Bank's deposit accounts are competitive with those of other banks and include checking, savings, money market accounts, a variety of interest-bearing transaction accounts and time deposits. In the lending area, the Bank primarily engages in commercial lending; commercial real estate lending; consumer lending primarily consisting of auto loans and home equity loans; and "private label" credit card programs for certain retailers and other businesses. Most of the Company's loans are secured by commercial real estate, residential real estate or other assets of borrowers.

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

        Hudson United offers a variety of trust services. At December 31, 2003, Hudson United's Wealth Management Department had approximately $337.6 million of assets under management and total trust assets of $566.1 million.

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

        The Company had 1,859 full-time equivalent employees as of December 31, 2003.

  (d)
  Financial Information about foreign and domestic operations and export sales.

    Not Applicable

  (e)
  Executive Officers of the Registrant

        The following table sets forth certain information as to each executive officer of the Company who is not a director.

Name, Age and Position with the Company	Executive Officer of the Company Since	Principal Position
James Mayo, 63	2000	Executive Vice President, Operations and Technology
James W. Nall, 55	2003	Executive Vice President and Chief Financial Officer
Thomas R. Nelson, 59	1994	Executive Vice President; Private Label Credit Card
James Rudgers, 54	2002	Executive Vice President, Retail Banking
Thomas J. Shara, 45	1989	Executive Vice President and Senior Loan Officer
D. Lynn Van Borkulo-Nuzzo, 54	1988	Executive Vice President and Corporate Secretary
  (f)
  Statistical Disclosure Required Pursuant to Securities Exchange Act, Industry Guide 3

        The statistical disclosures for a bank holding company required pursuant to Industry Guide 3 are contained on the following pages of this Annual Report on Form 10-K, within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

        The corporate headquarters of the Company and the Bank is located in a three story facility in Mahwah, New Jersey. HUB owns the building, which is approximately 64,350 square feet and houses the executive offices of the Company and its subsidiaries. Hudson United occupied 205 branch offices as of December 31, 2003, of which 88 are owned and 117 are leased. The Company owns three additional non-branch facilities, in addition to leasing another six.

ITEM 3. LEGAL PROCEEDINGS

        In the normal course of business, lawsuits and claims may be brought by and may arise against HUB and its subsidiaries. In the opinion of management, no legal proceedings which have arisen and which are presently pending or threatened against HUB or its subsidiaries, when resolved, will have a material adverse effect on the business or financial condition of HUB or any of its subsidiaries. In December 2003, the Company terminated, its banking business for its correspondent customers. The Company had been notified of an investigation by government authorities concerning certain accounts and customers of the correspondent business and the Company's administration of the business. On March 2, 2004 the Company announced that Hudson United Bank had entered into a settlement with the New York County District Attorney's Office concerning the District Attorney's investigation of the Company's banking business for correspondent customers. Under the terms of the agreement, the Company agreed to pay $3.5 million to the City of New York and $1.5 million to the District Attorney's office for the costs of the investigation. The Company, which recently upgraded its compliance program, agreed to continue its corrective actions. The $5 million was charged against fourth quarter 2003 results of operations. The FDIC currently is conducting a compliance examination covering the same issues which were involved in the settlement with the District Attorney's Office.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of shareholders of HUB during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        As of December 31, 2003, the Company had approximately 8,198 shareholders of record.

        The Company's common stock is listed on the New York Stock Exchange under the symbol of "HU". The following represents the high and low closing sale prices from each quarter during the last two years.

	2003		2002
	High	Low	High	Low
1st Quarter	$32.32	$29.80	$31.86	$28.75
2nd Quarter	35.36	30.83	32.85	28.40
3rd Quarter	40.39	34.08	29.99	25.17
4th Quarter	37.56	34.26	31.50	23.30

        The following table shows the per share quarterly cash dividends paid upon the common stock over the last two years.

2003		2002
March	$0.28	March	$0.26
June	0.30	June	0.28
September	0.30	September	0.28
December	0.30	December	0.28

        The Company's restrictions on the payment of dividends is covered under Note 17 ("Restrictions on Bank Dividends, Loans or Payments"). In addition to these restrictions, under the terms of the Company's junior subordinated debentures, the Company could not pay dividends on its common stock if it deferred payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities.

ITEM 6. SELECTED FINANCIAL DATA
(In Thousands Except For Per Share Amounts)

        The following selected financial data should be read in conjunction with HUB's Consolidated Financial Statements and the notes presented elsewhere herein.

        Results reported in this table for year 1999 have been restated to reflect pooling of interest transactions. Reference should be made to Note 2, Business Combinations, of the Financial Statements

for a discussion of recent acquisitions that affect the comparability of the information contained in this table.

	2003	2002	2001	2000	1999
	($ 000) except per share data
Net Interest Income	$299,258	$300,757	$285,366	$319,726	$343,066
Provision for Loan and Lease Losses	26,000	51,333	34,147	24,000	52,200
Net Income	112,321	123,206	94,461	49,821	69,338
Per Share Data(1) Earnings Per Share:
Basic	2.51	2.73	2.02	0.93	1.21
Diluted	2.50	2.72	2.00	0.92	1.18
Cash Dividends—Common	1.18	1.10	1.01	0.93	0.88
Balance Sheet Totals (at or for the year ended December 31):
Total Assets	8,100,658	7,654,261	6,999,535	6,817,226	9,686,286
Long Term Debt	368,750	402,553	248,300	248,300	257,300
Average Assets	7,945,700	7,216,121	6,710,167	8,207,384	9,248,141
Average Deposits	6,154,645	6,150,184	5,825,107	5,901,510	6,596,220
Average Equity	437,487	409,838	378,647	464,860	580,238

(1)
Per share data is adjusted retroactively to reflect a 10% stock dividend paid December 1, 2000 and a 3% stock dividend paid December 1, 1999.

Cautionary Statement Regarding Forward-Looking Information

        This release contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "consider", "may", "will", or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, unexpected changes in interest rates, deterioration in economic conditions, declines in deposit or a decline in loan volume trends, decline in levels of loan quality, change in the trend in loan loss provisions, the unexpected unavailability of tax credits, especially the Company's Section 29 credits, additional expense, costs or limitations arising from exiting the correspondent banking business or the investigation of the Company's administration of the business and the unanticipated effects of legal, tax and regulatory provisions applicable to the Company. The Company assumes no obligation for updating any such forward-looking statements at any time.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Executive Overview

        The year 2003 continued to be a challenging one for the Company and the banking sector as a whole. Historically high prepayments on mortgage loans, the historically low interest rate environment and the suppressed economy all contributed to the challenges of the past year. In the third and fourth quarter of 2003, the Company experienced a slow reversing of the trends that had been evident over the prior quarters.

        Net interest margin in the fourth quarter started a reversal of the downward trend that had been exhibited over previous quarters. This was a welcome change since the Company's margin has been and continues to be its major source of revenue. The Company saw a marked slowdown in the prepayments on the mortgage backed portion of its investment portfolio and subsequent pick up in yield on these investments. The third and fourth quarters of 2003 also saw a pickup in commercial loan growth as new business owners chose to move their accounts and loans to Hudson United Bank. The Company is optimistic that these trends will continue and expand into 2004.

        The Company is increasing its focus on the high growth, high profit areas of its business. Commercial lending has exhibited a growth rate of 16% over the past year and these loans continue to bring in associated deposit balances. These particular business owners appreciate the full service and quick loan response time that the Company's lenders provide. The Company enjoys a strong credit card niche through its third party credit card business. This business enjoyed a 14% growth in credit card fee income in 2003 as compared to 2002. The Company believes that it competes successfully in this sector due to the high level of service that our merchants receive. The Company's acquisition of Flatiron Credit Company ("Flatiron") on October 31, 2003 provided yet another potentially profitable diversification of its business (see discussion under Part I "Acquisition Activity by the Company"). Flatiron already has started contributing to the Company's bottom line with a $567 thousand after tax contribution in November and December of 2003. As with all its loan products, the Company is continuing its stringent loan quality guidelines which has resulted in stable, low levels of non performing loans during 2003.

        The Company's major contributors from operating activities, include net interest income and fee income from its retail franchise and private label credit card business. Financing activities received cash flow from increases in certificates of deposit and borrowings, offset in part by the use of cash for payment of debt securities, declines in core deposits, cash dividends and acquisition of treasury stock. Investing activities, which utilized cash, came mainly from net purchase activity in the Company's investment portfolio. The Company's net cash position saw an increase of $38.4 million in 2003 compared to 2002.

        During 2004 and subsequent years, the Company expects to continue to focus on the internal growth of its businesses through seizing opportunities that arise in its market as well as supplementing internal growth through acquisitions. Acquisitions will be considered only if the Company believes they add customer relationships, product capabilities and can be accretive to earnings per share.

  Results of Operations for the Years Ended December 31, 2003, 2002 and 2001

        Certain amounts from prior years have been reclassified to conform to the current year's presentation.

        The Company had net income of $112.3 million or $2.50 per fully diluted share in 2003.

        The Company had net income of $123.2 million or $2.72 per fully diluted share in 2002. Earnings for 2002 include the $77 million cash payment from Dime Bancorp, Inc. ("Dime") on January 7, 2002, representing the final termination payment relating to the uncompleted merger of the Company and Dime. Earnings for 2002 also include $21.5 million of one time expenses resulting from the merger dissolution of $8.3 million and $13.2 million of other charges, and an additional $21.3 million provision for possible loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

        The Company had net income of $94.5 million, or $2.00 per diluted share in 2001.

	Years Ended December 31,
	2003	2002	2001
Return on Average Assets	1.41%	1.71%	1.41%
Return on Average Equity	25.67%	30.06%	24.95%
Common Dividend Payout Ratio	47.03%	40.77%	50.50%
Average Stockholders' Equity to Average Assets Ratio	5.51%	5.68%	5.64%

Average Balances, Net Interest Income, Yields, and Rates

(Net interest income is on a tax equivalent basis, see footnotes below)

	Years Ended December 31,
	2003			2002			2001
($000)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest bearing due from banks	$56,127	$423	0.75%	$—	$—	—	$108,026	$3,241	3.00%
Securities-taxable(1)	2,926,670	120,891	4.60%	2,222,928	125,521	5.65%	1,195,549	81,646	6.83%
Securities-tax exempt(2)	50,836	2,343	4.61%	38,030	1,762	4.63%	38,487	2,628	6.83%
Loans(3)	4,333,435	274,569	6.34%	4,287,200	306,487	7.15%	4,793,998	386,791	8.07%

Total Earning Assets	$7,367,068	$398,226	5.41%	$6,548,158	$433,770	6.62%	$6,136,060	$474,306	7.73%
Cash and due from banks	199,931			274,759			226,551
Allowance for loan losses	(69,566)			(71,900)			(85,311)
Premises and equipment	98,394			107,291			120,880
Other assets	349,873			357,813			311,987

Total Assets	$7,945,700			$7,216,121			$6,710,167

Liabilities and Stockholders' Equity
NOW accounts	$687,710	$2,575	0.37%	$643,872	$4,785	0.74%	$628,500	$6,443	1.03%
Savings accounts	1,248,971	4,849	0.39%	1,286,822	12,910	1.00%	1,382,794	25,666	1.86%
Money market accounts	1,197,033	13,121	1.10%	1,096,161	20,495	1.87%	433,377	13,755	3.17%
Time deposits	1,746,370	36,874	2.11%	1,922,040	59,617	3.10%	2,279,391	109,199	4.79%

Total Interest-Bearing Deposits	$4,880,084	$57,419	1.18%	$4,948,895	$97,807	1.98%	$4,724,062	$155,063	3.28%
Borrowings	900,576	13,888	1.54%	212,513	6,517	3.07%	221,123	9,020	4.08%
Long-term debt	378,600	23,566	6.22%	349,432	24,922	7.13%	248,300	20,914	8.42%

Total Interest-Bearing Liabilities	$6,159,260	$94,873	1.54%	$5,510,840	$129,246	2.35%	$5,193,485	$184,997	3.56%
Demand deposits	1,274,562			1,201,289			1,101,045
Other liabilities	74,391			94,154			36,990
Stockholders' equity	437,487			409,838			378,647

Total Liabilities and Stockholders' Equity	$7,945,700			$7,216,121			$6,710,167

Net Interest Income		$303,353			$304,524			$289,309
Net Interest Margin(4)			4.12%			4.65%			4.71%

(1)
The tax equivalent adjustments for the years ended December 31, 2003, 2002 and 2001 were $397, $0 and $0, respectively, and are based on a federal tax rate of 35% for the Company's investment in preferred stock of government sponsored entities.

(2)
The tax equivalent adjustments for the years ended December 31, 2003, 2002 and 2001 were $820, $837 and $920, respectively, and are based on a federal tax rate of 35%.

(3)
The tax equivalent adjustments for the years ended December 31, 2003, 2002 and 2001 were $2,878, $2,930 and $3,023, respectively, and are based on a federal tax rate of 35%. Average loan balances include nonaccrual loans and loans held for resale

(4)
Represents tax equivalent net interest income divided by interest-earning assets.

        The following table presents the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rate (in thousands):

Changes in Taxable Equivalent Net Interest Income-Rate/Volume Analysis

	Increase/(Decrease)			Increase/(Decrease)
For the Years Ending December 31,
	2003 over 2002			2002 over 2001
	Volume	Rate	Total	Volume	Rate	Total
Loans	$3,305	$(35,223)	$(31,918)	$(36,232)	$(44,072)	$(80,304)
Securities-taxable	39,738	(44,368)	(4,630)	58,013	(14,138)	43,875
Securities-tax exempt	593	(12)	581	(21)	(845)	(866)
Interest bearing due from banks	423	—	423	(3,241)	—	(3,241)

Total interest income	$44,059	$(79,603)	$(35,544)	$18,519	$(59,055)	$(40,536)

NOW	$326	$(2,536)	$(2,210)	$114	$(1,772)	$(1,658)
Savings	(380)	(7,681)	(8,061)	(963)	(11,793)	(12,756)
Money market	1,886	(9,260)	(7,374)	12,392	(5,652)	6,740
Time deposits	(5,449)	(17,294)	(22,743)	(11,084)	(38,498)	(49,582)
Short-term borrowings	21,100	(13,729)	7,371	(264)	(2,238)	(2,502)
Long-term debt	2,080	(3,436)	(1,356)	7,213	(3,206)	4,007

Total interest expense	$19,563	$(53,936)	$(34,373)	$7,408	$(63,159)	$(55,751)

Net Interest Income	$24,496	$(25,667)	$(1,171)	$11,111	$4,104	$15,215

Net Interest Income

        Net interest income is the difference between the interest earned on earning assets and the interest paid on interest bearing liabilities. The principal earning assets are the loan portfolio, comprised of commercial loans to businesses, commercial mortgage loans; consumer loans (such as automobile loans, home equity loans, etc.); credit card loans; and residential mortgages; and the investment securities portfolio. The securities portfolio is invested primarily in mortgage-related securities, such as mortgage backed securities and collateralized mortgage obligations derived from mortgage backed securities; asset backed and other securities; and equity securities of the Federal Home Loan Bank, government sponsored enterprises ("GSEs") and other entities. Cash received from deposits and borrowings not required to fund loans and other assets are invested primarily in investment securities. The principal interest bearing liabilities are deposit accounts and borrowings. The Company may also receive interest income or incur interest expense on interest rate derivatives that it has entered into as hedges for certain assets and liabilities.

        Net interest income is affected by a number of factors including the level, of non-accrual loans, pricing, and maturity of earning assets and interest-bearing liabilities, interest rate fluctuations, asset quality and the amount of noninterest-bearing deposits and capital. In the following discussion, interest income is presented on a fully taxable-equivalent basis ("FTE"). Fully taxable-equivalent interest income restates reported interest income on tax-exempt loans and securities as if such interest were taxed at the statutory Federal income tax rate of 35%.

        Net interest income on a FTE basis was $303.4 million for 2003 compared to $304.5 million for 2002 and $289.3 million for 2001. The decrease in net interest income in 2003 compared to 2002 was attributable to lower yields on variable rate loans and increased amortization of premiums on investment securities resulting from faster prepayment speeds, which partially offset an increase in average investments and average loans. The decrease in interest income was offset in part by lower interest expense on deposits in 2003 as compared to 2002. The increase in net interest income in 2002 compared to 2001 was due to an increase in average earning assets, partially offset by a decrease in the net interest margin of 6 basis points. The increase in average interest-earning assets was mainly due to an increase in average investment securities. This occurred due to a higher level of securities purchases in 2002, primarily associated with growth in money market deposits and long term debt. The increase in securities and the decrease in residential mortgages in 2002 was also attributable to the exchange of $118.0 million of residential mortgages for mortgage backed securities backed by the same mortgages. The mortgage exchanges resulted in a transfer of assets from the loan portfolio to the investment portfolio.

Net Interest Margin

        Net interest margin is computed by dividing net interest income on a FTE basis by average interest-earning assets. The Company's net interest margin was 4.12% in 2003 compared to 4.65% in 2002 and 4.71% in 2001. The 53 basis point decrease in net interest margin in 2003 from 2002 was due mainly to the decrease in interest rates on interest earning assets, due to the prevailing low interest rate environment, being greater than the decline in interest rates paid on deposits and borrowings. Higher prepayments on securities and loans further negatively impacted the net interest margin due to a much lower reinvestment rate in 2003. The 6 basis point decrease in net interest margin in 2002 from 2001 was primarily due to lowering of interest rates received on loans and investments exceeding the decrease in rates on interest bearing liabilities.

Provision for Loan and Lease Losses

        The provision for loan and lease losses was $26.0 million for the year ended December 31, 2003, compared to $51.3 million for the year ended December 31, 2002. The decrease was due to $21.3 million established for the accelerated disposition of certain non-performing loans in 2002 as well as reduced levels of net loan charge-offs in the third and fourth quarters of 2003. The increase from 2001 to 2002 was mainly due to a provision of $21.3 million established for the accelerated disposition of certain non-performing loans during 2002. In 2001, the Company established a provision of $10.1 million related to loans that were held for sale. The provision established for portfolio loans increased to $30 million at December 31, 2002 from $24 million at December 31, 2001, mainly due to the then current economic conditions.

Noninterest Income

        Noninterest income was $133.0 million for 2003, $185.1 million for 2002 and $109.4 million for 2001. The decrease in 2003 compared to 2002 was due to mainly to the $77 million Dime merger termination payment received in 2002, offset by increases in income from the Company's Shopper's Charge credit card fee income, retail service fees, securities gains, investment in landfill gas companies, trading asset gains and other income in 2003. The increase in 2002 over 2001 was due mainly to the $77 million Dime termination payment received and also higher credit card fees, commercial lending fees and increased income from separate account bank owned life insurance. The increase in 2001 compared to 2000 was primarily due to increases in credit card fees, as a result of the Company's growth in the private label credit card business, increased retail service fees and the Company's investment in separate account bank owned life insurance in June 2001.

Noninterest Expenses

        Noninterest expense was $256.3 million in 2003, $247.1 million in 2002 and $227.2 million for 2001. The increase in 2003 from 2002 was due primarily to the Company's investment in landfill gas companies, increases in salaries and benefit expense, occupancy expense, amortization of intangibles, outside services-data processing and litigation resolution, being offset by the $21.5 million of certain expenses incurred in 2002. These increases in expense were offset in part by declines in marketing expense, equipment expense and outside services-other in 2003. The increase in 2002 over 2001 was due in most part to $21.5 million in certain merger resolution and other charges incurred in 2002. The Company classified as "Expenses related to Dime termination payment" $8.3 million, and the remaining $13.2 million was classified into other expense categories. The $13.2 million was classified as follows: $0.2 million to salaries and benefits, $1.3 million to occupancy expenses, $1.1 million to equipment expense, $0.2 million to outside services-other and $10.4 million to other expenses. The decline in 2002 compared to 2001 was primarily due to the elimination of amortization expense on goodwill, due to the implementation of FASB Statement No.142, partially offset by increased salary and benefits expense.

        Salary and benefit expense was $101.8 million in 2003, $94.8 million in 2002 and $83.5 million in 2001. The increase in 2003 over 2002 was due primarily to $4.5 million of charges in the fourth quarter of 2003 relating to executive transition, replacement of the Company's medical and dental benefit insurance provider and a modification of the payroll process. The increase in 2002 as compared to 2001 was due primarily to additional salary expense related to the CBC transaction and increased retail and commercial banking incentive payments.

        Equipment expense was $18.5 million in 2003 as compared to $20.3 million in 2002 and $18.6 million in 2001. The lower expense in 2003 compared to 2002 was due to the Company's focused management of capital expenditures and infrastructure expense. The higher expense in 2002 as compared to 2001 was due primarily to the Company enhancing its technology infrastructure.

        Outside services expense was $53.4 million in 2003 as compared to $53.0 million in 2002 and $50.4 million in 2001. The increase in 2003 compared to 2002 was primarily due to higher legal expenses in 2003. The increase in 2002 compared to 2001 was due mainly to increased processing expense to support business expansion in credit card activities, the outsourcing of the internal audit function, and higher professional service fees.

        Occupancy expense increased in 2003 to $30.3 million compared to $29.2 million in 2002 and $27.6 million in 2001. The increase in 2003 over 2002 was mainly due to higher snow removal costs expensed in 2003. The increase in 2002 over 2001 was due in most part to the CBC acquisition, which added five banking offices.

        Telephone expense of $5.9 million in 2003, $6.1 million in 2002 and $8.0 million in 2001 reflects the cost reduction programs initiated by the Company to reduce and control these expenses.

        Marketing expense has declined to $3.3 million at December 31, 2003 from $5.5 million at December 31, 2002 and $5.9 million at December 31, 2001 due to increased management focus on cost effective marketing expenditures.

        Amortization of goodwill was $0 in 2003, $0 million in 2002 and $11.2 million in 2001. Refer to the Recent Accounting Standards portion of the Notes to Consolidated Financial Statements for further discussion of intangible amortization.

        Amortization of intangibles was $4.3 million in 2003, $4.0 million in 2002 and $3.8 million in 2001. The increase in 2003 over 2002 was due to an increase in intangibles due to the Company's acquisition of Flatiron. The increase in 2002 over 2001 was due to the Company's acquisition of CBC.

        Other expenses decreased to $14.2 million for 2003 compared to $23.7 million in 2002 and $15.6 million in 2001. The decrease in 2003 over 2002 was due mainly to the inclusion in 2002 of $10.4 million of certain expenses as discussed above. The increase in 2002 over 2001 includes $10.4 million in certain expenses. Excluding these certain expenses, other expenses have declined due to reductions in discretionary spending and other cost controls.

        In 2003 there were $7.4 million in expenses related to the resolution of the Company's correspondent banking business. This total consisted of $5.0 million in settlement fees, $1.9 million in the write-off of the core deposit intangible associated with the Company's acquisition of CBC, and $0.5 million in professional fees. In 2002 there were $8.3 million in expenses related to the Dime termination payment. Of this amount $4.7 million was an investment banking advisory fee, $1.6 million was the acceleration of restricted stock expense, $1.1 million was for executive and other employee bonuses and $0.9 million was for other related expenses. There were no merger related and restructuring costs in 2001.

Provision for Income Taxes

        The Company considers its accounting for income taxes to be a critical accounting policy. The potential establishment of a deferred tax valuation allowance can be based in part upon subjective measurements by management as to the realization of the Company's deferred tax asset. In addition a potential deferred tax valuation allowance could be material in nature to the operations of the Company. The provisioning for income taxes may involve estimates as management takes into consideration investments in assets with favorable tax treatment and tax legislation. The Company's policies for Federal Income Taxes is further discussed under Note (1) Summary of Significant Accounting Policies.

        The Company's provision for income taxes was $37.7 million in 2003, $64.2 million in 2002 and $38.9 million in 2001. The Company's effective tax rate was 24.3% in 2003, 34.3% in 2002 and 29.2% in 2001. The decrease in 2003 over 2002 was due to the Company's increased investment in tax advantaged securities; as well as energy tax credits, the tax benefit associated with the closure of certain tax years and the inclusion in 2002's income of the Dime merger termination payment offset by certain expenses. The increase in provision in 2002 compared to 2001 reflected an increase in pretax income.

        The decrease in the effective tax rate in 2003 compared to 2002 was due to the Company's increased investment in tax advantaged securities: as well as energy tax credits; the tax benefit associated with the closure of certain tax years; and the inclusion in 2002's income of the Dime merger termination payment offset by certain expenses. The increase in the effective tax rate in 2002 compared to 2001 was primarily the result of the utilization in 2001 of tax losses generated by sales of securities in 2000 that were done as part of the Company's deleveraging strategy.

        The Company's effective tax rate in 2003 was also favorably impacted by the Company's investment in tax advantaged securities and bank owned life insurance. The Company's effective tax rate in 2002 was also favorably impacted by the Company's increased investment in tax advantaged securities and increased average investment in separate bank owned life insurance, unfavorably impacted by an increase in the Company's alternative minimum tax liability as a result of State of New Jersey legislation enacted during 2002; and favorably impacted by an updated assessment of all of the Company's tax preference income, reserves and related liabilities. The Company's effective tax rate in 2001 was also favorably impacted by the Company's increased investment in separate bank owned life insurance.

        The Company's effective tax rate in 2003, 2002 and 2001 was also favorably impacted by the Company's use of HUB Mortgage Investments Inc. and NJ Investments of Delaware to assist in managing a portion of the Company's investment portfolio (see Business (a) General Development of Business; Other Subsidiaries)

Financial Condition

        Total assets at December 31, 2003 were $8.1 billion, an increase from total assets at December 31, 2002 of $7.7 billion. This increase was due to the acquisition of Flatiron Credit Company in October 2003 which increased loans by $248.9 million, increases in investment securities of $89.7 million, and increases in commercial, commercial mortgage, consumer and credit card loans of $177.9 million being offset in part by a decrease of $106.6 million in residential mortgage loans. The increase in securities was due primarily to increased purchases associated with growth in deposits and borrowings. The increase in commercial; commercial real estate; consumer; and credit card loans was due to an increased focus on core business activities. The decline in residential mortgage loans was due to prepayments throughout the year. Total assets at December 31, 2002 were $7.7 billion, an increase from total assets at December 31, 2001 of $7.0 billion. This increase was due to increases in investment securities of $631.6 million, net of the transfer of $576.3 million in available for sale securities to trading assets at December 31, 2001 and commercial, commercial mortgage, consumer and credit card loans of $263.6 million being offset in part by a decrease of $262.6 million in residential mortgage loans

        The Company designated $576 million of available for sale investment securities as trading account assets in the fourth quarter of 2001. The change in designation of securities resulted in a $10.2 million pretax gain in the fourth quarter of 2001. All of these securities were subsequently sold in the first quarter of 2002. The designation of securities was done as part of an investment securities portfolio restructuring strategy to reduce the overall average life of the investment portfolio and increase its cash flow, in anticipation of a stronger economy and a higher interest rate environment at some point in the future. This strategy also involved reducing the duration of the investment portfolio, and decreasing the potential changes in the market value of the underlying assets. This restructuring strategy resulted in reduced interest income from its investment portfolio, but positioned the Company to have higher interest income when interest rates rise.

        The Company also designated certain non-performing commercial and residential mortgage loans as held for sale assets in the fourth quarter of 2001. The designation was done as part of a strategy to accelerate the resolution of such assets in 2002, to enable the Company to allocate more resources to new business activities. The non-performing loans prior to designation had a net book value of $26.3 million. The designation resulted in a $10.1 million provision for loan and lease losses relating to non-performing loans held for sale in the fourth quarter of 2001, and a corresponding charge off in the same amount. These non-performing loans were sold during 2002 at a gain of $0.2 million.

        Total liabilities at December 31, 2003 were $7.6 billion, an increase from total liabilities at December 31, 2002 of $7.2 billion. The increase was primarily due to a $43.7 million increase in deposits; a $451.5 million increase in borrowings; offset in part by decreases of $32.0 million and $42.5 million in other liabilities and subordinated debt, respectively.

        Total Stockholders' Equity was $458.2 million at December 31, 2003, an increase of $25.7 million from Stockholders' Equity of $432.5 million at December 31, 2002. This increase was due primarily to net income of $112.3 million, partially offset by cash dividends declared and paid of $52.8 million and purchases of treasury stock of $16.5 million.

Investment Securities

        The securities portfolio serves as a source of liquidity, earnings, and a means of managing interest rate risk along with other asset liability management strategies. Consequently, the securities portfolio is managed over time in response to changes in market conditions and loan demand. The securities portfolio comprised 33% of the total assets of the Company at December 31, 2003, 34% of the total assets of the Company at December 31, 2002, and 28% of the total assets of the Company at December 31, 2001.

        The following tables summarize the composition of the investment securities as of December 31, 2003 and 2002 (in thousands):

	2003				2002
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Estimated Market Value	Amortized Cost			Estimated Market Value
		Gains	(Losses)			Gains	(Losses)
Available for Sale Portfolio
U.S. Treasury and Government Agencies	$1,484,587	$6,464	$(15,157)	$1,475,894	$1,147,858	$25,214	$(653)	$1,172,419
States and Political subdivisions	39,560	514	—	40,074	44,710	675	(69)	45,316
Asset backed and other debt securities	1,027,682	15,548	(12767)	1,030,463	1,249,167	18,062	(18,871)	1,248,358
Federal Home Loan Bank stock	16,250	—	—	16,250	19,050	—	—	19,050
Other equity securities	141,429	2,175	(100)	143,504	129,834	1,940	(465)	131,309

	$2,709,508	$24,701	$(28,024)	$2,706,185	$2,590,619	$45,891	$(20,058)	$2,616,452

        Securities with a book value of $1,822.9 million and $1,053.6 million at December 31, 2003 and 2002, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law. The increase was due to the Company's increased public sector deposits, which require different degrees of collateralization depending upon which state or municipality they are affiliated with along with increased levels of borrowings.

        The majority of the Company's mortgage backed securities, and asset backed securities and other debt securities, are guaranteed by U.S. Agencies or Government Sponsored Entities (GSEs), or have credit ratings of triple A by one or more rating agencies. The majority of these assets have fixed interest rates.

        EITF No. 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" discusses recommendations set forth on the proposed models for evaluating impairment of equity securities and debt securities. While no consensus has yet been reached guidelines were given for the quantitative and qualitative disclosures for debt and marketable equity securities classified as available for sale or held to maturity. The Company has adopted these guidelines as of December 31, 2003 and continues to monitor the status of the recommendations laid forth in EITF No.3. The Company monitors the market value fluctuations of its investment portfolio on a monthly basis as well as associated credit ratings to determine potential impairment of a security. As of December 31, 2003 the Company did not have any impaired securities in its investment portfolio. As of year end 2003, 89% of the Company's investment portfolio was rated A or better. The Company's investment securities with unrealized losses are considered temporarily impaired due to interest rate fluctuations that occurred during the year.

        The majority of the Company's other debt securities are capital trust securities and other corporate securities of other financial institutions, which are either not rated by the rating agencies, or have non investment grade credit ratings from one or more rating agencies. The majority of these assets have fixed interest rates. Other equity securities also include preferred stocks of GSEs, and common stocks of other financial institutions.

        The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001. At the same time, the total held to maturity investment portfolio, at an amortized cost of $520.2 million was transferred to the available for sale investment portfolio. At the time of transfer, the market value of these securities was $513.4 million and the unrealized loss on these securities was $6.8 million, which was recorded in other comprehensive income (loss).

        In the two tables below, mortgage backed securities backed by government and government sponsored agencies are included in the U.S. Treasury and other U.S. Government Agencies and Corporations caption. Other mortgage backed securities are included in the Asset backed, Other Mortgage Backed and Other Debt Securities caption. Other securities include both common and preferred stock.

INVESTMENT SECURITIES PORTFOLIO
Carrying Value at End of Each Year

	As of December 31,
	2003	2002	2001
	(in thousands)
U.S. Treasury and other U.S. Government Agencies and Corporations	$1,475,894	$1,172,419	$1,059,646
States and Political Subdivisions	40,074	45,316	27,349
Asset backed, Other Mortgage Backed and Other Debt Securities	1,030,463	1,248,358	275,842
Other Securities	159,754	150,359	45,673

Subtotal	2,706,185	2,616,452	1,408,510
Trading Assets	—	—	576,308

TOTAL	$2,706,185	$2,616,452	$1,984,818

Maturities and Weighted Average Yield for the Year Ending December 31, 2003 (in thousands)

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government Agencies and Corporations	$6,043	2.00%	$17,034	3.88%	$54,933	3.77%	$1,397,884	4.72%
States and Political Subdivisions	33,881	2.12	3,676	7.56	2,206	7.75	311	7.91
Asset backed, Other Mortgage Backed and Other Debt Securities	1,161	4.98	86,428	3.31	47,596	3.79	895,278	5.48
Other Securities	—		64,010	4.24	—		95,744	5.55

TOTAL	$41,085	2.26%	$171,148	3.79%	$104,735	3.86%	$2,389,217	5.03%

        Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35.0 percent.

        Contractual maturities of the Company's investment securities may differ from expected maturities and average lives because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Loans and Leases

        Loan Portfolio Distribution of Loans by Category (excludes loans held for sale)

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Loans secured by real estate:
Residential mortgage loans	$167,913	$274,473	$537,055	$1,433,697	$1,639,578
Residential home equity loans	399,160	356,193	329,571	338,164	357,941
Commercial mortgage loans	993,937	908,910	826,151	920,397	1,024,844

	$1,561,010	$1,539,576	$1,692,777	$2,692,258	$3,022,363

Commercial and financial loans:	2,137,499	1,784,444	1,728,793	1,891,171	1,766,248
Credit cards	326,713	340,173	299,295	158,922	209,863
Other loans to individuals	634,533	675,282	617,624	535,172	672,034

Total Loan Portfolio	$4,659,755	$4,339,475	$4,338,489	$5,277,523	$5,670,508

        Total loans increased by $320.3 million to $4,659.8 million at December 31, 2003 from $4,339.5 million at December 31, 2002. The increase was in the categories of commercial and financial and commercial mortgages. The acquisition of Flatiron Credit Company in October 2003 added $248.9 million in commercial and financial loans to the Company's loan portfolio.

        Total loans, increased by $1.0 million to $4,339 million at December 31, 2002 from $4,338 million at December 31, 2001. The increase was mainly due to increases in the commercial, commercial mortgage, consumer and credit card portfolios being offset in part by a decline in the residential mortgage portfolio. The decrease in residential mortgage loans resulted from prepayments throughout the year, and an exchange of $118.0 million of residential mortgage loans for comparable mortgage backed securities, backed by the same mortgages, completed with Fannie Mae in the third quarter of 2002. The Company continued its demphasis of residential mortgage loans as they generally provide lower yields, prepayment volatility and longer maturity characteristics than the core loans of commercial and industrial, commercial real estate, consumer and private label credit cards.

        The Company continued its emphasis on commercial; commercial mortgage; consumer; and credit card loans in 2003 and 2002. These loans represented 96.4% of loans at December 31, 2003; 93.7% of loans at December 31, 2002 and 87.6% of loans at December 31,2001.

        The following table shows the maturity of loans outstanding (excluding 1-4 family residential mortgages and credit cards). Also provided are the amounts classified according to the sensitivity to changes in interest rates.

        Maturities and Sensitivity to Changes in Interest Rates as of December 31, 2003 (in thousands)

	MATURING
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In thousands)
Commercial and Financial	$1,169,149	$422,799	$154,543	$1,746,491
Real Estate Construction	322,478	37,947	30,583	$391,008
Commercial Mortgage	224,025	226,527	543,385	$993,937
Consumer Loans	507,673	250,684	275,336	$1,033,693

TOTAL	$2,223,325	$937,957	$1,003,847	$4,165,129

        Contractual maturities of the Company's loans may differ from expected maturities and average lives because borrowers may have the right to call or prepay loans with or without call or prepayment penalties.

SENSITIVITY TO CHANGES IN INTEREST RATES

	As of December 31, 2003
	Fixed Rate	Variable Rate
Due Within One Year	$480,876	$1,742,449
Due After One But Within Five Years	671,124	266,833
Due After Five Years	513,668	490,179

TOTAL	$1,665,668	$2,499,461

Asset Quality

        One of the Company's principal earning assets are its loans, which are made primarily to businesses and individuals located in its four state business area. Inherent in the lending business is the risk of deterioration in a borrower's ability to repay loans under existing loan agreements. Other risk elements include the amount of nonaccrual and past-due loans, the amount of potential problem loans, industry or geographic loan concentrations, and the level of OREO that must be managed and disposed of.

        Nonaccruing loans include commercial loans and commercial mortgage loans past due for payment 90-days or more or deemed uncollectable. Consumer loans are charged off after 120 days and credit card loans are charged off after 180 days. Residential real estate loans are generally placed on nonaccrual status after 180 days of delinquency. Any loan may be put on nonaccrual status earlier if the Company has concern about the future collectability of the loan or its ability to return to current status. The Company believes that the practices it follows for classifying loans as non-accrual loans are generally consistent with general practices within the banking industry.

        Nonaccrual real estate mortgage loans are principally loans secured by real estate in the foreclosure process, including single family residential, multi-family, and commercial properties.

        Nonaccruing consumer credit loans are loans to individuals. Excluding the credit card receivables, these loans are principally secured by automobiles or real estate.

        Renegotiated loans are loans which were renegotiated as to the term or rate or both to assist the borrower after the borrower has suffered adverse effects in financial condition. Terms are designed to fit the ability of the borrower to repay and the Company's objective of obtaining repayment. The Company has no loans which are considered renegotiated as of December 31, 2003.

        OREO consists of properties on which the Bank has foreclosed or has taken a deed in lieu of the loan obligation. OREO properties are carried at fair value, net of estimated costs to sell. The cost to maintain the properties during ownership and any further declines in fair value are charged to current earnings. The Company has been successful in disposing of OREO properties, including those acquired in acquisitions. OREO amounted to $1.0 million at December 31, 2003, $1.3 million at December 31, 2002, and $3.4 million at December 31, 2001.

Nonperforming Assets

        Nonperforming assets were $14.2 million at December 31, 2003 compared to $16.7 at December 31, 2002 and $47.9 million at December 31, 2001. The decline in non-performing assets in 2002 was due primarily to sales, accelerated dispositions and other resolutions. The amount of interest income on nonperforming loans which would have been recorded had these loans continued to perform under their original terms amounted to $1.2 million in 2003, $3.0 million in 2002, and $7.6 million in 2001. The amount of interest income recorded on a cash basis on such loans for each of the years was $0 million in 2003, $0.9 million in 2002, and $0.9 million in 2001. The Company has no outstanding commitments to advance additional funds to borrowers whose loans are in a nonperforming status.

        Measures to control and reduce the level of nonperforming assets are continuing. Efforts are made to identify slow paying loans and collection procedures are instituted. After identification, steps are taken to understand the problems of the borrower and to work with the borrower toward resolving the problem, if practicable. Continuing collection efforts are a priority for the Company.

        The following table summarizes the Company's nonperforming assets at the dates indicated (in thousands):

Nonperforming Assets (including assets held for sale)

	At December 31,
	2003	2002	2001		2000	1999
	(in thousands)
Nonaccrual Loans	$13,217	$15,357	$44,469	(1)	$57,898	$46,352
Renegotiated Loans	—	—	—		—	2,751

Total Nonperforming Loans	$13,217	$15,357	$44,469		$57,898	$49,103

Other Real Estate Owned	977	1,315	3,381		4,318	3,948

Total Nonperforming Assets	$14,194	$16,672	$47,850		$62,216	$53,051

Ratios:
Nonaccrual Loans to Total Loans	0.28%	0.35%	1.02%		1.10%	0.82%
Nonperforming assets to loans and OREO	0.30	0.38	1.10		1.18	0.93
Allowance for Loan and Lease Losses to Nonaccrual Loans	513	468	158		164	213
Allowance for Loan and Lease Losses to Nonperforming Loans	513	468	158		164	201

(1)
Includes $16.2 million of nonperforming loans held for sale at December 31, 2001.

        The following table shows the loans past due 90 days or more and still accruing and applicable asset quality ratios:

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Commercial & financial	$4,107	$1,596	$2,600	$4,293	$3,004
Real estate mortgages	2,867	6,921	6,053	13,080	13,085
Consumer credits	2,228	2,269	3,287	4,034	3,011
Credit cards	7,481	9,004	9,068	8,371	4,139

Total Loans Past-Due 90-Days or More and Still Accruing	$16,683	$19,790	$21,008	$29,778	$23,239

As a percent of Total Loans	0.36%	0.46%	0.48%	0.56%	0.41%

The Company determines the placement of loans into the 90 days past due or more and still accruing based on management's determination of the collectability of the assets and their associated interest, consistent with regulatory guidelines.

Allowance for Loan and Lease Losses

        The Company considers its allowance for loan and lease losses policy to be a critical accounting policy. The methodology for assessing the adequacy of the allowance as well as the components of the allowance includes management's subjective judgements on such factors as: economic data, peer comparisons, trends in criticized loans and the designation of individual loans as requiring attention. The Company's policy regarding the allowance for loan and lease losses is further discussed in Note (1) Summary of Significant Accounting Policies.

        The provision for loan and lease losses was $26.0 million for 2003 compared with $51.3 million in 2002 and $34.1 million in 2001. The decrease in the provision in 2003 compared to 2002 was due to the $21.3 million provision related to accelerated disposition of loans in 2002 as well as reduced levels of net loan charge-offs in the third and fourth quarter of 2003. The increase in the provision in 2002 compared to 2001 resulted mainly from a provision of $21.3 established in the first quarter of 2002 in conjunction with the planned accelerated disposition of certain nonperforming commercial mortgage loans and residential mortgage loans, which were also charged off in the first quarter of 2002. The higher provision was established as part of a strategy to accelerate the resolution of such assets in 2002, to enable the Company to allocate more resources to new business activities.

        Management formally reviews the loan portfolio, the allowance for loan and lease losses and the components of the allowance for loan and lease losses for credit risk on a monthly basis throughout the year. Such review takes into consideration the Company's assessment of the financial condition of the borrowers, and the Company's internal risk grading of the borrowers, fair value of the collateral, level of delinquencies, historical loss experience by loan category, industrial trends and the impact of local and national economic conditions. Management also evaluates the allowance for loan and lease losses, and the components of the Allowance for Loan and Lease Losses throughout the year, based on changes in external conditions and other factors, and makes changes to the Allowance accordingly.

        The determination of the adequacy of the Allowance for Loan and Lease Losses ("the Allowance") and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a monthly basis. The methodology employed for assessing the adequacy of the Allowance consists of the following two criteria:

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

        An allocation of the allowance for the non-criticized loans in each portfolio is determined based upon the historical average loss experience of those portfolios. Consideration is also given to the changed risk profile brought about by the aforementioned business combinations, customer knowledge, the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company's lending work out and collection staffs, underwriting policies, loss histories, delinquency trends, the cyclical nature of economic and business conditions and the concentration of real estate related loans located within the Company's footprint. Since many of the loans depend upon the sufficiency of collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss. Other evidence used to determine the amount of the Allowance and its components are as follows:

  •
  regulatory and other examinations

  •
  the amount and trend of criticized loans

  •
  actual losses

  •
  peer comparisons with other financial institutions

  •
  economic data associated with the real estate market in the Company's area of operations

  •
  opportunities to dispose of marginally performing loans for cash considerations

        Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance for Loan and Lease Losses to be adequate at December 31, 2003.

        The following is a summary of the activity in the allowance for possible loan and lease losses, by loan category, for the years indicated (in thousands):

Allowance for Loan and Lease Losses

	2003	2002	2001	2000	1999
Amount of Loans Outstanding at End of Year	$4,659,755	$4,339,475	$4,460,787	$5,277,523	$5,679,581
Daily Average Amount of Loans Outstanding	4,333,434	4,287,200	4,793,998	5,470,763	5,136,467
Allowance for Loan and Lease Losses
Balance at beginning of year	$71,929	$70,046	$95,180	$98,749	$76,043
Loans charged off:
Real estate mortgages	1,427	2,420	6,851	2,847	13,657
Commercial and financial	7,825	10,505	21,323	8,778	10,388
Consumer Credit	28,214	27,155	33,517	23,781	24,012
Other	—	79	67	—	—
Accelerated disposition	—	21,333	—	—	—
Assets held for sale(1)	—	—	10,147	—	—

Total loans charged off	$37,466	$61,492	$71,905	$35,406	$48,057
Recoveries:
Real estate mortgages	928	912	935	772	1,902
Commercial and financial	4,412	4,636	1,625	1,822	1,962
Consumer Credit	6,905	6,412	5,255	5,243	6,065
Other	168	82	98	—	—

Total recoveries	$12,413	$12,042	$7,913	7,837	9,929

Net loans charged off	25,053	49,450	63,992	27,569	38,128
Provision for loan and lease losses—portfolio loans	26,000	30,000	24,000	24,000	52,200
Provision for loan and lease losses—non-performing loans held for accelerated disposition or for sale	—	21,333	10,147	—	—
Reclassification of acquired reserves of credit card portfolios to loans	(5,030)	—	—	—
Allowance acquired through mergers and acquisitions	—	—	4,711	—	8,634

Balance at end of year	$67,846	$71,929	$70,046	$95,180	$98,749

Provision for loan and lease losses as a percentage of average loans outstanding	0.60%	1.20%	0.71%	0.44%	1.02%
Net charge offs as a percentage of average loans outstanding	0.58%	1.15%	1.33%	0.50%	0.74%
Allowance for loan and lease losses as a percentage of loans outstanding at year end	1.46%	1.66%	1.57%	1.80%	1.74%

(1)
The writedown of assets held for sale pertains to the planned disposal of $16.2 million of nonaccrual loans in 2001.

        The following is the allocation of the allowance for loan and lease losses by loan category (in thousands):

Allocation of the Allowance for Loan and Lease Losses

	As of December 31,
	2003		2002		2001		2000		1999
	Allowance	Category Percent of Loans(%)	Allowance	Category Percent of Loans(%)	Allowance	Category Percent of Loans(%)	Allowance	Category Percent of Loans(%)	Allowance	Category Percent of Loans(%)
Real estate mortgages	$6,082	24.9%	$12,350	27.3%	$9,607	30.7%	$23,245	44.4%	$25,484	46.5%
Commercial and financial	26,521	45.9%	19,722	41.1%	32,546	41.3%	42,355	36.2%	43,974	31.8%
Consumer Credit	35,232	29.2%	35,318	31.6%	27,893	28.0%	28,278	19.4%	24,895	21.7%
Unallocated	11	—	4,539	—	0	—	1,302	—	4,396	—

Total	$67,846	100%	$71,929	100%	$70,046	100.0%	$95,180	100.0%	$98,749	100.0%

Deposits

        As of December 31, 2003, Hudson had 98 branch offices in New Jersey, 37 branch offices in New York State, 45 branch offices in Connecticut, and 25 branch offices in Pennsylvania, for a total of 205 branches.

        The following table summarizes deposits at the dates indicated (in thousands):

	December 31,
	2003	2003 % of Total	2002	2002 % of Total	2001	2001 % of Total
Noninterest-bearing deposits	$1,328,586	21.3%	$1,304,289	21.0%	$1,215,367	20.3%
NOW accounts	728,708	11.7%	712,004	11.5%	682,303	11.4%
Savings deposits	1,214,998	19.4%	1,231,225	19.9%	1,317,973	22.0%
MMDA	1,066,114	17.1%	1,176,004	19.0%	551,661	9.2%
Time deposits	1,904,953	30.5%	1,776,179	28.6%	2,216,241	37.1%

Total Deposits	$6,243,359	100%	$6,199,701	100.0%	$5,983,545	100.0%

        Total deposits increased by $43.7 million at December 31, 2003 compared to December 31, 2002. In December 2003 the Company terminated its banking business for correspondent customers of CBC (see Note 28 Subsequent Events of Notes to the Consolidated Financial Statements). The effect on deposits of this termination was a decline of approximately $50 million which is reflected in the Company's balance sheet as of December 31, 2003. Total deposits increased by $216.2 million at December 31, 2002 compared to December 31, 2001. The increase was attributable to increases in non-interest bearing, NOW and MMDA accounts being offset in part by declines in savings accounts and time deposits. Management has focused on increasing non-interest bearing and low cost deposits by offering products designed to bring in balances of this type. Part of the increase in NOW accounts was from the development of a new deposit account used by the public sector group to solicit relationships with government units. These accounts only pay interest on excess balances.

        The following table sets forth average deposits and average rates for each of the years indicated.

	2003		As of December 31, 2002		2001
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Noninterest bearing demand deposits	$1,274,562		$1,201,289		$1,101,045
Interest bearing NOW	687,710	0.37%	643,872	0.74%	628,500	1.03%
Savings deposits	1,248,971	0.39%	1,286,822	1.00%	1,382,794	1.86%
Interest-bearing MMDA	1,197,033	1.10%	1,096,161	1.87%	433,377	3.17%
Time deposits	1,746,370	2.11%	1,922,040	3.10%	2,279,392	4.79%

TOTAL	$6,154,646		$6,150,184		$5,825,108

        Maturities of certificates of deposit and other time deposits of $100,000 or more issued, outstanding at December 31, 2003 are summarized as follows:

	Time Certificates of Deposit	Other Time Deposits	Total
	(in thousands)
3 months or less	$374,387	$25,000	$399,387
Over 3 through 6 months	149,665	—	149,665
Over 6 through 12 months	54,520	—	54,520
12 months and over	18,489	304,027	322,516

TOTAL	$597,061	$329,027	$926,088

Other time deposits consist solely of brokered certificates of deposit.

Borrowings

        The following is a summary of borrowings at December 31, 2003 (in thousands):

        The following table shows the distribution of the Company's borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amounts of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

	Securities Sold Under Agreement to Repurchase	Other Borrowings
	(In Thousands)
At December 31:
2003	$532,485	$388,734
2002	134,920	334,766
2001	213,346	98,620
Weighted average interest rate at year end:
2003	0.63%	1.84%
2002	1.93%	1.38%
2001	2.40%	4.93%
Maximum amount outstanding at any month's end:
2003	$691,679	$941,228
2002	142,301	334,766
2001	228,347	147,649
Average amount outstanding during the year:
2003	$365,712	$534,865
2002	131,439	81,075
2001	166,703	54,420
Weighted average interest rate during the year:
2003	0.87%	2.00%
2002	2.18%	3.49%
2001	3.89%	5.59%

Liquidity

        Liquidity is a measure of the Company's ability to meet the needs of depositors, borrowers, and creditors at a reasonable cost and without adverse financial consequences. The Company has several liquidity measurements that are evaluated on a frequent basis. The Company has adequate sources of liquidity including the ability to attract deposits from individuals, businesses and public sector customers through its branches, ATMs, call center, internet banking capabilities and marketing efforts of its employees; brokered deposits; cash flow from interest prepayments and principal repayments on investment securities and loans; sales of securities, loans or other assets, and the ability to borrow funds on a collateralized basis from the Federal Home Loan Bank and Federal Reserve discount window; repurchase agreements collateralized by securities with securities firms; and other sources. The management of balance sheet volumes, mixes, and maturities enables the Company to maintain adequate levels of liquidity.

        The Company does not rely on its unsecured credit ratings for borrowing senior debt to fund its operations in the institutional certificate of deposit market or debt market. The Company does rely on its unsecured credit ratings for issuing subordinated debt and capital trust securities to enhance its regulatory capital ratios, or to replace subordinated debt and capital trust securities from time to time that the Company has redeemed or repurchased. During 2004, the Company increased its unsecured line of credit to $40 million with an unaffiliated U.S. bank. This line of credit is available for general corporate purposes.

        The Bank and the Company have obtained credit ratings for certain of its obligations from Moody's, Standard and Poor's and Fitch, which are nationally recognized rating agencies.

        The Company's credit ratings are as follows:

		Moody's	S&P	Fitch
Bank	Short-term deposits	P2	A2	F2
	Long-term deposits	Baa1	BBB	BBB+
	Subordinated debt	Baa3	BBB-	BBB
Company	Subordinated debt	Not rated	BB+	BBB
	Capital trust securities	Not rated	Not rated	BBB

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

	Regulatory Minimum Capital Ratios	Well Capitalized Capital Ratios	Company Capital Ratios
Tier 1 Leverage Ratio	4%	5%	6.36%
Tier 1 Risk-Based Capital Ratio	4%	6%	8.72%
Total Risk-Based Capital	8%	10%	13.67%

        At December 31, 2003, 2002, and 2001, the Company exceeded all regulatory capital guidelines including those for a well-capitalized institution (See Note 24 to the Consolidated Financial Statements).

        On September 3, 1998, the Company paid a 3% stock dividend and increased its regular quarterly cash dividend to $0.25 per common share. On December 1, 1999, the Company paid a 3% stock dividend and maintained its regular quarterly cash dividend at $0.25 per common share. On December 1, 2000, the Company paid a 10% stock dividend and maintained its regular quarterly cash dividend at $0.25 per common share. On October 24, 2001 the Company increased its cash dividend to $.26 per share. In the second quarter of 2002 the Company increased its cash dividend to $.28 per share. In the second quarter of 2003 the Company increased its dividend to $0.30 per share. The dividend payout ratio, based on cash dividends per share and diluted earnings per share, was 47.0 for 2003, 40.8% for 2002 and 50.5% for 2001. The increase in the dividend payout ratio in 2003 compared to 2002 was due to the decline in net income in 2003 as compared to 2002 offset in part byfewer common shares outstanding.The decrease in the dividend payout ratio in 2002 compared to 2001, was due primarily to increased net income in 2002.

        In May 2002, the Bank issued $200.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2012, bear interest at a fixed interest rate of 7.00% per annum payable semi-annually. Proceeds of the above issuance were used for general corporate purposes including providing Tier 2 capital to Hudson United.

        In September 1996, the Company issued $75.0 million of subordinated debt. The subordinated debentures bear interest at a fixed rated of 8.20% per annum payable semi-annually and mature in 2006. The Company repurchased $7.0 million of this debt during 2002.

        In March 1996, the Company issued $23.0 million aggregate principal amount of subordinated debentures which mature in 2006 and bear interest at a fixed rate of 8.75% per annum payable semi-annually. These notes were redeemable at the option of the Company,, at any time after April 1, 2001, at their stated principal amount plus accrued interest, if any. On January 7,2002, the Company announced the redemption of this issue. The notes were redeemed in February 2002.

        In January 1994, the Company issued $25.0 million aggregate principal amount of subordinated debentures which mature in 2004 and bear interest at a fixed rate of 7.75% per annum payable semi-annually. During 2002, the Company repurchased $16.2 million of this debt.

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

        In February 1997, the Company placed $25.0 million in aggregate liquidation amount at a fixed rate of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $25.3 million principal amount at a fixed rate of 9.25% Junior Subordinated Debentures due 2027 of the Company. The 9.25% Trust preferred securities were callable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. On February 3, 2003, the Company redeemed at par all of the aforementioned securities.

        On January 1997, the Company placed $50.0 million in aggregate liquidation amount at a fixed rate 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount at a fixed rate of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital Securities are redeemable by the Company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. $45.0 million of the 8.98% Capital Securities remained outstanding as of December 31, 2003.

        The four issues of capital securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation and are guaranteed by the Company. The net proceeds of the offerings are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

        At the end of the reporting period, there were no known uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity or capital resources.

        The FASB issued Interpretation No. 46 ("Consolidation of Variable Interest Entities") in December 2003. As a consequence of this interpretation the Company now deconsolidates all of its capital trust issuances and now reports these issuances in the other liability line on the Company's balance sheet. The treatment of trust preferred securities for purposes of Tier I regulatory capital has not yet been finalized. The Company is closely watching how this issue develops as the outcome may have a material impact on the Company's capital ratios.

        The following is a maturity distribution of outstanding subordinated debt and capital trust securities at December 31, 2003 (in millions)

Year Maturing	Year Callable	Subordinated Debt	Capital Trust Securities	Total ($ millions)
2004	Not callable	$8.8		$8.8
2006	Not callable	30.8		30.8
2012	Not callable	200.2		200.2
2027	2007		$45.0	45.0
2028	2008		50.0	50.0
2033	2008		34.0	34.0

		$239.8	$129.0	$368.8

        The above schedule includes $0.7 million in mark to market adjustment that is included on the Company's balance sheet on the portion of the Company's subordinated debt that is hedged with interest rate derivatives along with $1.0 million in deferred issuance costs on the Company's capital trust preferred securities.

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

        Liquidity risk is the risk to earnings or capital that would arise from a bank's inability to meet its obligations when they come due, without incurring unacceptable losses. Liquidity management is a planning process that ensures that the Company has ample funds from operations; cash flow from interest, payments and principal repayment of loans and investment securities; proceeds from sales of assets; and cash flow from increases in deposits from customers to satisfy operational needs; potential deposit outflows; repayment of borrowings; loan commitments; and the projected credit needs of its customer base. In addition, the Company has a number of collateralized borrowing facilities with the Federal Home Loan Bank and Federal Reserve, primary broker dealers and other sources that are or can be used as sources of liquidity without having to sell assets to raise cash.

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

        The Asset/Liability Committee of the Company believes that financial simulation modeling reasonably estimates the effects and exposure on net interest income to changes in interest rates. It attempts to measure the degree to which the interest income and interest expense on certain assets and liabilities which are directly linked to market indices, such as Fed Funds or the Prime Rate or LIBOR, may change as market interest rates change. It also attempts to measure the degree to which interest expense on deposits, which are administered by the Bank's management but which need to be generally competitive with the deposit rates of other banks, may change as market interest rates change, and the degree to which balances in deposit accounts may change due to changes in administered rates. It additionally attempts to measure how changes in the composition of the investment portfolio may change the potential interest income and cash flow of the Bank, and how hedging instruments such as interest rate derivatives may be used to change the interest sensitivity of certain assets and liabilities. Net interest income simulation is designed to address the likely results to net interest income as a result of interest rate changes and behavioral response of the components of the balance sheet to those changes. The Market Value of Portfolio Equity represents the estimated fair values of the net present value of assets, liabilities, and off-balance sheet items. The estimated fair value of many loans and other assets, and of deposits and other liabilities, may not be based on public market prices if markets do not readily exist for trading and valuing such assets and liabilities.

        Financial modeling is performed under several scenarios including a regulatory interest rate shock scenario which measures changes in net interest income over the next twelve months and market value of portfolio equity given instantaneous and sustained changes in interest rates.

        The Company enters into interest rate derivative contracts (interest rate swaps; interest rate floors; and interest rate caps) from time to time for asset liability management purposes. The purpose of these contracts is to limit the volatility in the Company's net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company's overall asset liability risk. Management did not enter into these contracts for speculative purposes. The Company's derivative contracts include LIBOR indexed interest rate swaps entered into in connection with certain fixed rate certificates of deposits and with a specified amount of the Company's fixed rate borrowings, to effectively convert those fixed rate liabilities into LIBOR indexed liabilities. The notional amount of the derivative contracts totals $590.0 million at December 31, 2003.

        The derivative contracts hedging the fixed rate certificates of deposit and the fixed rate borrowings are accounted for as "fair value" hedges using the "short-cut method" under SFAS No. 133. Under the short-cut method, any changes in value of the hedged item is assumed to be exactly as much as the change in the value of the derivative contract. Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings.

        The Company's policies for the use of interest rate derivative contracts, its actual use of interest rate derivative contracts, and the effectiveness of the interest rate derivative contracts as hedges are reviewed throughout the year by the Company's Asset Liability Committee.

        The following table depicts the Company's sensitivity to interest rate changes and the effects on the Market Value of Portfolio Equity as of December 31, 2003 under several scenarios (in thousands).

Rate Shock Model

Basis point rate change	Net Interest Income	Effect on Market Value of Portfolio Equity
+200 bp	+3.1%	-5.4%
+100 bp	+3.1%	-1.7%
-100 bp	-5.9%	-1.1%

        The following table illustrates the changes in the Bank's quarterly net interest income in 2003. Management believes that the results shown in the following table indicate that the Company's use of financial simulation modeling helped it maintain generally stable net interest income during the year:

Quarter Ended	Net Interest Income (millions)
March 31, 2003	$75.2
June 30, 2003	76.2
September 30, 2003	72.8
December 31, 2003	75.1

Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

        The Company has no off-balance sheet debt financing or related type entities.

        Unused commitments include loan origination commitments, which are legally binding agreements to lend at a specified interest rate for a specified purpose and lines of credit, which represent loan agreements under which the lender has an obligation, subject to certain conditions to lend funds up to a particular amount, whereby the borrower may repay and re-borrow at anytime within the contractual period. Stand by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's maximum exposure to loss relating to its loan portfolio was $4.6 billion at December 31, 2003, utilizing the book value of its loan portfolio less the allowance.

        The Company's maximum exposure to accounting loss related to the contract amounts of these financial instruments, assuming they are fully funded at December 31, 2003 and 2002 is as follows:

	2003
	Loan Origination Commitments	Unused Lines of Credit	Stand by Letters of Credit	Total
	(in thousands)
Real Estate Mortgage	$45,572			$45,572
Home Equity Loans		411,877		411,877
Other Consumer Loans	37,666	1,074,774		1,112,440
Commercial Loans	48,749	641,555	$85,441	775,745

Total	$131,987	$2,128,206	$85,441	$2,345,634

	2002
	Loan Origination Commitments	Unused Lines of Credit	Stand by Letters of Credit	Total
	(in thousands)
Real Estate Mortgage	$56,434			$56,434
Home Equity Loans		$433,790		433,790
Other Consumer Loans	39,408	1,383,258		1,422,666
Commercial Loans	70,745	603,127	$66,144	740,016

Total	$166,587	$2,420,175	$66,144	$2,652,906

        The following table outlines the Company's contractual obligations as of December 31, 2003:

Contractual Obligations	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Long-Term Debt	$35,632	$83,116	$48,218	$581,643	$748,609
Operating Leases	10,027	15,674	8,879	8,782	43,362

        All of the Company's material operating leases are for bank premises.

        The Company's long-term debt includes the Company's payments on its junior subordinated debt (related to its capital trust preferred securities) and subordinated debt principal, as well as interest payable. As of December 31, 2003, there was $368.7 in principal and $379.9 in interest payments over the term of the debt.

        The Company makes monthly payments to its data processing service vendors of minimum amounts based upon levels of transactions and services utilized. These payment amounts can vary considerably from month to month depending upon certain circumstances. Actual expense is reflected in the Company's financial statements and was $29.7 million, $26.9 million and $28.1 million for the years-ended 2003, 2002 and 2001, respectively.

Item 7A.    QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations "Interest Rate and Liquidity Sensitivity Management".

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following are included in this item

        Report of Independent Auditors

        Consolidated Balance Sheets at December 31, 2003 and 2002

        Consolidated Statements of Income for each of the years ended December 31, 2003, 2002 and 2001

        Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2003, 2002 and 2001

        Consolidated Statements of Cash Flows for the each of the years ended December 31, 2003, 2002 and 2001

        Consolidated Statements of Changes in Stockholder's Equity for each of the years ended December 2003, 2002 and 2001

        Notes to Consolidated Financial Statements

        Selected quarterly financial data of the Company for 2003 and 2002 are reported in "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations-Selected Quarterly Financial Data".

REPORT OF INDEPENDENT AUDITORS

        To the Board of Directors and Stockholders of Hudson United Bancorp:

        We have audited the accompanying consolidated balance sheets of Hudson United Bancorp and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Hudson United Bancorp and Subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations and whose report dated January 15, 2002, expressed an unqualified opinion on those statements.

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

        In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson United Bancorp and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst and Young LLP
Ernst & Young LLP
New York, New York
January 20, 2004
except for Note 28, as to which the date is March 2, 2004

Hudson United Bancorp and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2003	2002
	(in thousands, except share data)
ASSETS
Cash and due from banks non-interest bearing	$272,636	$257,694
Interest bearing due from banks	41,358	17,886

TOTAL CASH AND CASH EQUIVALENTS	$313,994	$275,580
Investment securities available for sale, at market value	$2,706,185	$2,616,452
Loans and leases:
Commercial and financial	$2,137,499	$1,784,444
Commercial real estate mortgages	993,937	908,910
Consumer	1,033,693	1,031,475
Credit card	326,713	340,173

Sub-total	$4,491,842	$4,065,002
Residential mortgages	167,913	274,473

TOTAL LOANS AND LEASES	$4,659,755	$4,339,475
Less: Allowance for loan and lease losses	(67,846)	(71,929)

NET LOANS AND LEASES	$4,591,909	$4,267,546
Premises and equipment, net	125,168	100,991
Other real estate owned	977	1,315
Intangibles, net of amortization	22,664	26,423
Goodwill	81,068	73,733
Investment in separate account bank owned life insurance	144,126	137,158
Other assets	114,567	155,063

TOTAL ASSETS	$8,100,658	$7,654,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest bearing	$1,328,586	$1,304,289
NOW, money market and savings	3,009,821	3,119,233
Time deposits	1,904,952	1,776,179

TOTAL DEPOSITS	$6,243,359	$6,199,701
Repurchase agreements	532,485	134,920
Other borrowings	388,734	334,766

TOTAL BORROWINGS	$921,219	$469,686
Other liabilities	238,117	270,095
Subordinated debt	239,773	282,253

TOTAL LIABILITIES	$7,642,468	$7,221,735
Stockholders' Equity:
Common stock, no par value; authorized 103,000,000 shares; 52,186,866 shares issued and 44,798,901 shares outstanding December 31, 2003 and 52,186,866 shares issued and 45,023,459 shares outstanding December 31, 2002	$92,788	$92,788
Additional paid-in capital	311,310	313,467
Retained earnings	237,046	177,544
Treasury stock, at cost, 7,387,965 shares December 31, 2003 and 7,163,407 shares December 31, 2002	(176,505)	(169,871)
Effect of Stock Based Compensation	(3,899)	(2,456)
Accumulated other comprehensive (loss) income	(2,550)	21,054

TOTAL STOCKHOLDERS' EQUITY	$458,190	$432,526

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,100,658	$7,654,261

See Notes to Consolidated Financial Statements.

Hudson United Bancorp and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
INTEREST AND FEE INCOME:
Loans and leases	$271,691	$303,558	$383,768
Investment securities	120,456	124,058	75,664
Other	1,982	2,387	10,931

TOTAL INTEREST AND FEE INCOME	$394,129	$430,003	$470,363

INTEREST EXPENSE:
Deposits	$57,419	$97,807	$155,063
Borrowings	12,705	6,517	9,020
Subordinated and other debt	24,747	24,922	20,914

TOTAL INTEREST EXPENSE	$94,871	$129,246	$184,997

NET INTEREST INCOME	$299,258	$300,757	$285,366
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	26,000	30,000	24,000
PROVISION FOR LOAN AND LEASE LOSSES, NON-PERFORMING LOANS HELD FOR ACCELERATED DISPOSITION OR SALE	—	21,333	10,147

TOTAL PROVISION FOR LOAN AND LEASE LOSSES	26,000	51,333	34,147

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	$273,258	$249,424	$251,219

NONINTEREST INCOME:
Retail service fees	$37,812	$36,895	$36,174
Credit card fee income	28,672	25,214	22,019
Loan fees	13,079	12,358	9,211
ATM and debit card fees	7,330	7,552	6,964
Separate account bank owned life insurance income	6,968	7,783	4,375
Trust income	2,599	3,079	3,289
Income From Landfill Investments	11,169	—	—
Dime merger termination payment	—	77,000	—
Impairment on mortgage related servicing assets	(2,004)	(2,815)	—
Trading asset gain	3,449	—	10,151
Securities gains	5,117	3,545	1,205
Other income	18,854	14,511	16,037

TOTAL NONINTEREST INCOME	$133,045	$185,122	$109,425

NONINTEREST EXPENSE:
Salaries and benefits	$101,790	$94,771	$83,483
Occupancy expense	30,266	29,180	27,560
Equipment expense	18,533	20,327	18,630
Deposit and other insurance	2,233	2,238	2,519
Outside services—data processing	29,654	26,939	28,071
Outside services—other	23,725	26,034	22,370
Amortization of intangibles	4,340	4,015	3,808
Amortization of goodwill	—	—	11,243
Marketing expense	3,295	5,513	5,928
Telephone expense	5,850	6,099	8,016
Expenses for Landfill Investments	14,948	—	—
Expenses related to Dime termination payment	—	8,293	—
CBC correspondent bank settlement and related expense	7,421	—	—
Other	14,240	23,717	15,612

TOTAL NONINTEREST EXPENSE	$256,295	$247,126	$227,240

INCOME BEFORE INCOME TAXES	$150,008	$187,420	$133,404
PROVISION FOR INCOME TAXES	37,687	64,214	38,943

NET INCOME	$112,321	$123,206	$94,461

NET INCOME PER COMMON SHARE:
Basic	$2.51	$2.73	$2.02
Diluted	$2.50	$2.72	$2.00
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,737	45,159	46,846
Diluted	44,892	45,349	47,160

See Notes to Consolidated Financial Statements.

Hudson United Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	2003	2002	2001
	(in thousands)
NET INCOME	$112,321	$123,206	$94,461

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized securities gains (losses) arising during period (tax benefit of $13,683 and tax expenses of $5,712, and $16,523, respectively)	$(25,668)	$12,450	$23,944
Unrealized holding loss from securities transferred from held to maturity to available for sale (tax benefit of $2,713)		—	(4,069)
Unrealized (losses) gains on derivative contracts (tax benefits of $2,471, $6,740 and a tax expense of $5,000, respectively)	(3,684)	(11,221)	7,196
Less: reclassification for securities gains (losses) included in net income (tax benefits of $3,652, $2,238 and a tax expense of $689, respectively)	(5,748)	(3,241)	994
Less: reclassification for gain included in net income for securities transferred from available for sale to trading assets (tax benefit of $3,034)	—	—	4,366
Other comprehensive (loss) income	$(23,604)	$4,470	$21,711

COMPREHENSIVE INCOME	$88,717	$127,676	$116,172

See Notes to Consolidated Financial Statements.

Hudson United Bancorp and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock					Effect of Stock Based Compensation Plans	Accumulated Other Comprehensive Income (loss)
			Additional Paid-in Capital	Retained Earnings	Treasury Stock
(in thousands, except share data)	Shares	Amount						Total
Balance at December 31, 2000	47,964,579	$92,762	$322,131	$56,759	$(92,293)	$(5,759)	$(5,127)	$368,473

Net income				94,461				94,461
Cash dividends common	—	—	—	(47,410)	—	—	—	(47,410)
	—	—	—	—	—	—	—
Shares issued for:
Stock options exercised	179,209	—	(1,762)	—	4,123	—	—	2,361
Other transactions	(77,331)	34	(60)	760	(734)	—	—	—
Purchase of treasury stock	(2,252,230)	—	—	—	(56,275)	—	—	(56,275)
Effect of stock based compensation plans	—	—	—	—	(1,381)	1,964	—	583
Other comprehensive income	—	—	—	—	—	—	21,711	21,711

Balance at December 31, 2001	45,814,227	$92,796	$320,309	$104,570	$(146,560)	$(3,795)	$16,584	$383,904

Net income	—	—	—	123,206	—	—	—	123,206
Cash dividends common	—	—	—	(50,232)	—	—	—	(50,232)
Shares issued for:
Stock options exercised	434,813	—	(6,842)	—	12,250	—	—	5,408
Other transactions	—	(8)	—	—		—	—	(8)
Purchase of treasury stock	(1,303,952)	—	—	—	(37,686)	—	—	(37,686)
Effect of stock based compensation plans	78,371	—	—	—	2,125	1,339	—	3,464
Other comprehensive income	—	—	—	—	—	—	4,470	4,470

Balance at December 31, 2002	45,023,459	$92,788	$313,467	$177,544	$(169,871)	$(2,456)	$21,054	$432,526

Net income	—	—	—	112,321	—	—	—	112,321
Cash dividends common	—	—	—	(52,819)	—	—	—	(52,819)
Shares issued for:
Stock options exercised	250,383	—	(2,332)	—	7,778	—	—	5,446
Other transactions	(11,220)	—	175	—	(175)	—	—	—
Purchase of treasury stock	(527,095)	—	—	—	(16,525)	—	—	(16,525)
Effect of stock based compensation plans	63,374	—	—	—	2,288	(1,443)	—	845
Other comprehensive (loss)	—	—	—	—	—	—	(23,604)	(23,604)

Balance at December 31, 2003	44,798,901	$92,788	$311,310	$237,046	$(176,505)	$(3,899)	$(2,550)	$458,190

See Notes to Consolidated Financial Statements.

Hudson United Bancorp and Subsidiaries Consolidated

Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001 (in thousands)	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,321	$123,206	$94,461
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan and lease losses	26,000	51,333	34,147
Provision for depreciation and amortization	20,967	24,464	29,318
Amortization of security premiums, net	27,243	4,346	1,804
Amortization of restricted stock	845	3,464	597
Impairment on mortgage servicing assets	2,004	—	—
Securities (gains)	(8,566)	(730)	(11,356)
Loss (gain) on sale of premises and equipment	(417)	(318)	74
Gain on sale of loans	—	—	(467)
Deferred income tax provision	2,150	45,654	11,015
Net (increase) decrease in assets held for sale	—	—	(16,185)
(Increase) decrease in other assets	10,892	(64,020)	(152,656)
Increase (decrease) in other liabilities	(14,285)	83,438	43,495

NET CASH PROVIDED BY OPERATING ACTIVITIES	$179,154	$270,837	$34,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	$1,459,280	$768,125	$419,298
Proceeds from repayments and maturities of investment securities:
Available for sale	1,555,035	701,911	337,081
Purchases of investment securities
Available for sale	(3,158,831)	(1,996,478)	(1,645,815)
Decrease (increase) in loans other than purchases and sales	(89,185)	(109,343)	935,541
Increase in loans due to purchases	(5,922)	—	—
Payment for acquisition of Flatiron Credit Company, net of cash acquired	(32,492)
Credit card receivables purchased	(10,148)	(62,579)	(161,434)
Loans sold	—	34,543	—
Proceeds from sales of premises and equipment	1,395	1,287	1,464
Purchases of premises and equipment	(39,498)	(7,135)	(6,719)
Decrease in other real estate owned	338	2,066	937

NET CASH (USED IN) BY INVESTING ACTIVITIES	$(320,028)	$(667,603)	$(119,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW and savings accounts	$(85,115)	$656,218	$82,913
Net increase (decrease) in certificates of deposit	128,773	(440,062)	87,365
Net increase (decrease) in borrowings	228,586	157,720	(46,895)
Proceeds from issuance of debt securities	33,976	—	—
Payment of debt securities	(25,300)	(51,210)	—
Proceeds from issuance of subordinated debt	—	200,000	—
Payment of subordinated debt securities	(37,734)	—	—
Net proceeds from issuance of stock	5,446	5,400	2,361
Cash dividends paid	(52,819)	(50,232)	(47,410)
Acquisition of treasury stock	(16,525)	(37,686)	(56,275)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$179,288	$440,148	$22,059

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$38,414	$43,382	$(63,341)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	275,580	232,198	295,539

CASH AND CASH EQUIVALENTS AT END OF YEAR	$313,994	$275,580	$232,198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest	$97,333	$134,177	$189,227
Income taxes	34,793	27,159	36,667
Fair value of assets acquired-Flatiron	259,609	—
Cash Paid for Flatiron acquisition	40,000	—
Liabilities assumed-Flatiron	219,609	—
Additional Disclosures:
Residential mortgage exchange for mortgage-backed securities	—	118,012	668,522
Securities transferred from held to maturity to available for sale	—	—	520,192
Securities transferred from available for sale to trading assets	133,457	—	576,308
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(IN THOUSANDS, EXCEPT SHARE DATA)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Hudson United Bancorp (the "Company") provides a full range of banking services to individual and corporate customers through its banking subsidiary, Hudson United Bank ("Hudson United"), with branch locations in New Jersey, Connecticut, New York and Pennsylvania. The Company is subject to the regulations of certain Federal and State banking agencies and undergoes periodic examinations by those agencies.

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

        During May 2003, the Company acquired ownership interests in two companies, a wholly owned company and a 50% owned company, involved in landfill gas projects ("LPGs"). The Company has included both companies in the consolidated financial statements from their date of acquisition, the minority interest is included in other liabilities, income in the "other income" category and expense in the "other expense" category.

        All intercompany accounts and transactions are eliminated in consolidation.

        Certain amounts from prior years have been reclassified to conform to the current year's presentation.

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

        Securities, which are held for indefinite periods of time, and management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available for sale and are carried at fair value. Differences between available for sale securities' amortized cost and fair value are charged/credited directly to other comprehensive income (loss), net of income taxes. Securities held for trading purposes are carried at fair value, with changes in fair value charged/credited directly to income. The Company had no securities held for trading purposes or held to maturity at December 31, 2003 and December 31, 2002.

        Security purchases and sales are recorded on the trade date. The cost of securities sold is determined on a specific identification basis.

        Securities purchased and sold under agreements to resell and repurchase are accounted for as collateralized financing transactions and are carried at contract value plus accrued interest. It is the policy of the Company to obtain possession or control of collateral with market value equal to or in excess of principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counter parties to deposit additional collateral when appropriate.

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

        Recognition of interest on the accrual method is discontinued when a loan, including commercial loans and commercial mortgage loans are past due for payment 90-days or more are deemed uncollectable. Both impaired and nonaccruing loans, recognize interest income on a cash basis. Consumer loans are charged off after 120 days and credit card loans are charged off after 180 days. Residential real estate loans are generally placed on nonaccrual status after 180 days of delinquency. Any loan may be put on nonaccrual status earlier if the Company has concern about the future collectability of the loan or its ability to return to current status. A nonaccrual loan is not returned to an accrual status until interest is received on a current basis and other factors indicate that collection of principal and interest is no longer doubtful.

        The net amount of loan origination fees, direct loan origination costs and loan commitment fees are deferred if the life of the loan is greater than one year, and recognized over the estimated life of the related loans as an adjustment of yield.

Allowance For Loan and Lease Losses

        The allowance is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118," Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure," a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. These accounting standards require that the measurement of impairment of a loan be based on one of the following: the present value of expected future cash flows, net of estimated costs to sell, discounted at the loan's effective interest rate; a loan's observable market price; or the fair value of collateral, if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company will establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for loan and lease losses. The valuation allowance, if any, is maintained as part of the allowance for loan and lease losses. The Company's process of identifying impaired loans is conducted as part of its review for the adequacy of the allowance for loan and lease losses.

        While management uses available information to recognize probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the Company's market areas. Various regulatory agencies, as an integral part of their examination processes, periodically review the allowance for loan and lease losses of the Bank. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examinations.

Premises and Equipment

        Land, buildings and furniture, fixtures and equipment are carried at cost. Depreciation on substantially all buildings and furniture, fixtures and equipment is provided using the straight-line method. Leasehold improvements and banking premises are amortized and depreciated over the shorter of the lease term including renewals or 39 years; furniture and fixtures over 7 years; machinery, equipment and software are depreciated generally over 5 years and up to 20 years for landfill gas equipment; and bank owned automobiles are depreciated over 3 years. Maintenance and repairs are expensed as incurred and additions and improvements are capitalized.

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

Bank Owned Life Insurance

        Separate account bank owned life insurance, which is recorded separately on the balance sheet, and general account bank owned life insurance, which is recorded in other assets, reflect the cash surrender value of the underlying policies. Increases in the cash surrender value resulting from investment returns net of expenses is recorded in noninterest income as a separate line item. Any premium payments or related expenses pertaining to these policies are reflected in noninterest expenses. At December 31, 2003 the Company had recorded $172.0 million in bank owned life insurance of which $144.1 million was separate account bank owned life insurance. The assets in the separate account consist of investment grade rated securities, the majority of which are Treasuries or Triple A rated mortgage backed securities. The assets in the separate account are independently managed by Goldman Sachs Asset Management LP. The Company's investment equaled its cash surrender value at the end of 2003. The Company made its investment in separate account bank owned life insurance as part of a plan to manage the long-term cost of employee benefits, and to do so in a tax efficient manner, and consequently the Company has no current intention of surrendering its policy. The cash surrender value of the policy is guaranteed by Sun Life Insurance Company of Canada ("Sun Life") in the ordinary course of business. Sun Life does not guarantee the cash surrender value if the Company were to exchange its policy for a similar policy of a different insurance carrier rather than surrender it for cash, or if the Company has undergone a change of control within two years prior to the date of surrender. The Company would also be subject to increased federal income tax liability if it were to surrender the policy.

        At year-end 2002, the Company had recorded $162.2 million in bank owned life insurance, of which $137.2 million was in separate account bank owned life insurance.

Goodwill

        Goodwill resulting from acquisitions under the purchase method of accounting was amortized on a straight-line basis over periods ranging from five to ten years. The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under this standard, core deposit intangibles must continue to be amortized, but goodwill is no longer amortized. Goodwill acquired prior to July 1, 2001 ceased being amortized on January 1, 2002. Goodwill acquired after June 30, 2001 ceased being amortized starting January 1, 2002. Goodwill that is determined to be impaired must be written-off when that determination is made. The Company did not have to take any impairment charges as a result of the implementation of this standard.

Intangibles

        Intangible assets resulting from acquisitions under the purchase method of accounting consist of core deposit intangibles and customer intangibles. Customer intangibles carried on the books of the Company are the result of the Company's acquisition of Flatiron Credit Company on October 31, 2003. Core deposit intangibles are being amortized, on a straight-line basis, over the estimated average remaining lives of such intangible assets. Customer intangibles are being amortized, on a straight-line basis, over the estimated life of the customer relationship.

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

        The Company and its subsidiaries file a consolidated Federal income tax return. Under tax sharing arrangement, each subsidiary provides for and settles income taxes with the Company as if they would have filed on a separate return basis.

Treasury Stock

        The Company determines the cost of treasury shares under the weighted-average cost method.

Stock-Based Compensation

        SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans and allows companies to choose either: 1) a fair value method of valuing stock-based compensation plans which will affect reported net income; or 2) to continue following the existing accounting rules for stock option accounting but disclose what the impact would have been had the new standard been adopted. Prior to January 1, 2003,the Company elected the disclosure option of this standard. The Company applied APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and income per share would have been reduced to the proforma amounts indicated in Note 15, Stockholders' Equity.

        SFAS No. 148 has provided alternative transition methods to SFAS No. 123's fair value method of accounting for stock -based employee compensation. The Company has adopted SFAS No. 148 as of January 1, 2003 and has chosen the prospective method of transition. The adoption of this standard did not have a material effect on the Company's operations.

Cash Equivalents

        Cash equivalents include amounts due from banks.

Per Share Amounts

        Basic earnings per common share is computed by dividing net income, by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of any preferred stock and the incremental number of shares issuable from the exercise of stock options calculated using the treasury stock method. All per share amounts have been retroactively adjusted for all stock dividends, in applicable years.

Reporting Comprehensive Income (Loss)

        SFAS No. 130 established standards for the reporting of comprehensive income (loss)and its components in a full set of general-purpose financial statements. The Company has elected to display Consolidated Statements of Income and Consolidated Statements of Comprehensive Income Loss separately for the disclosed periods.

Disclosures about Segments of an Enterprise and Related Information

        SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Hudson United Bancorp, does not have any reportable segments since the activities of the Company and its subsidiaries are primarily banking related and none of the quantitative thresholds are met.

Employers' Disclosures about Pensions and Other Postretirement Benefits

        SFAS No. 132 standardized the disclosure requirements for pension and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets. The Company does not currently offer post retirement benefits and has only a small number of grandfathered accounts of immaterial amounts.

Derivative Financial Instruments

        The Company enters into interest rate derivative contracts (interest rate swaps; interest rate floors; and interest rate caps) from time to time for asset liability management purposes. The purpose of these contracts is to limit the volatility in the Company's net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company's overall asset liability risk. Management does not enter into these contracts for speculative purposes. These agreements are designated against specific assets and liabilities. The effectiveness of each hedge is analyzed by the Company on both an initial and ongoing basis. Under SFAS No.133, the Company has adopted hedge accounting for these contracts. The current derivative contracts are utilized to hedge fixed rate certificates of deposit and fixed rate borrowings and are accounted for as "fair value" hedges using the "short-cut method" under SFAS No. 133. Changes in interest rates will impact the cash flows and valuation of the derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario. The Company's adoption of SFAS No. 149, which amends and clarifies certain provisions of SFAS No. 133, had no material impact on the Company's operations.

Recent Accounting Standards

        The Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and other Intangible Assets", on July 20, 2001. The Company adopted SFAS No. 141 effective June 30, 2001. The adoption of SFAS No. 141 has not had a material effect on the Company's financial position or results of operations. The FASB finalized SFAS No. 142 "Goodwill and Other Intangible Assets" on June 30, 2001. Under this standard, core deposit intangibles must continue to be amortized, but goodwill is no longer amortized. Goodwill acquired prior to July 1, 2001 ceased being amortized on January 1, 2002. Goodwill acquired after June 30, 2001 was not amortized in 2001 or beyond. Goodwill that is determined to be impaired must be written-off when that determination is made. The Company did not have to take any impairment charges as a result of the implementation of this standard.

        The FASB issued SFAS No. 145, which was a rescission of SFAS No. 4, 44 and 64, amendment of SFAS No. 13 and technical corrections in April 2002. The amendment to SFAS No. 13 requires that lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement was effective for financial statements issued on or after May 15, 2002. The adoption of this statement did not have a material effect on the Company's operations.

        The FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" in June of 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This statement is effective for the exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's operations.

        The FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" on October 1, 2002. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. SFAS No. 147 is an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 and provides guidance and clarification as to the treatment of certain types of acquisitions. The adoption of this statement did not have a material effect on the Company's operations.

        The FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure" on December 31, 2002. This pronouncement provides alternative methods of transition to FAS 123. The Company has adopted FASB No. 148 effective January 1, 2003. The Company has elected to utilize the prospective method, which requires that companies apply the recognition provisions of Statement 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied.    The adoption of this statement did not have a material effect on the Company's operations.

        The FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" in April 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company expects no material impact on its operations from adoption of this statement.

        The FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" in May 2003. This pronouncement requires that an issuer classify a financial instrument that is within its scope as a liability. As a result of adoption of this statement the Company reclassified its capital trust security issuances into the other liability category on the Company's consolidated balance sheets. There was no material impact on the Company's operations from adoption of this statement.

        The FASB issued FIN 46,"Consolidation of Variable Interest Entities" as amended in December 2003. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations are to be included in an entity's consolidated financial statements. The Company applied the provisions of FIN 46 to wholly-owned subsidiary trusts in 2003 and 2002 that issued capital trust securities to third-party investors. For purposes of financial statement presentation, the Company has deconsolidated the trusts issuing the capital trust securities and now includes the junior subordinated debentures under other liabilities on its consolidated balance sheet. . This does not have a material impact on the Company's operations. There has not yet been a final determination, as to the effect of FIN No. 46 on the treatment of capital trust preferred securities for purposes of regulatory capital. Depending upon the outcome of this determination there may be a material impact on the Company's regulatory capital.

        EITF No. 03-1 "The Meaning of Other-Than -Temporary Impairment and Its Application to Certain Investments" was issued in November 2003 and discusses recommendations set forth on the proposed models for evaluating impairment of equity securities and debt securities. While no consensus has yet been reached guidelines were given for the quantitative and qualitative disclosures for debt and marketable equity securities classified as available for sale or held to maturity. The Company has adopted these guidelines as of December 31, 2003 and continues to monitor the status of the recommendations laid forth in EITF No. 03-1.

(2)    BUSINESS COMBINATIONS

        The following business combinations were accounted for using the purchase method of accounting:

        The Company, through its subsidiary Hudson United Bank, acquired Flatiron Credit Company ("Flatiron") on October 31, 2003. The purchase price of the acquisition was approximately $40 million in cash based on the estimated book value of Flatiron on the closing date of the acquisition. The Bank may also be obligated to make additional earn-out payments, based on the increase in net income of Flatiron in the next two years after the closing of the acquisition. The purchase price (excluding any potential earn-out payments) represents a $3.4 million premium to Flatiron's estimated book value (before acquisition costs).

        In 2003, Hudson United acquired ownership interests in two companies involved in landfill gas projects ("LGPs"). The Company as the owner of the LGPs is eligible to receive tax credits under Section 29 of the Internal Revenue Code ("Section 29 tax credits"), which are available to producers of fuel from non-conventional sources. These Section 29 tax credits were $6.3 million for the seven months during 2003 ended December 31, 2003. The Section 29 tax credits are scheduled to expire on December 31, 2007. The book value of the LPG's net assets was approximately $19.5 million. The difference between the acquisition value of $20 million and the net asset value was recorded as a reduction of the carrying value of long-lived equipment.

        The Company entered into agreements at several times in 2003 and 2002 to purchase third party credit card assets from unaffiliated third parties. As of December 31, 2003, the Company had paid total consideration of $19.0 million for $23.0million of these assets, with an associated discount of $4.0 million. As of December 31, 2002, the Company had paid total consideration of $62.6 million for $66.2 million of these assets, with an associated discount of $3.6 million

        The Company had $21.5 million in merger related and other expenses in 2002. The Company classified as "Expenses related to Dime termination payment" $8.3 million, and the remaining $13.2 million was classified into other expense categories. The $13.2 million was classified as follows: $0.2 million to salaries and benefits, $1.3 million to occupancy expenses, $1.1 million to equipment expense, $0.2 million to outside services-other and $10.4 million to other expenses.

        During 2001, the Company paid $4.9 million for severance and related costs and $1.5 million for consolidating operations and other costs. At December 31, 2003 and 2002, the Company had no merger related and restructuring reserves.

(3)    CASH AND DUE FROM BANKS

        The Company's subsidiary bank is required to maintain an average reserve balance as established by the Federal Reserve Board. The amount of the reserve balance for the reserve computation period, which included December 31, 2003, was approximately $49.4 million.

(4)    INVESTMENT SECURITIES

        The amortized cost and estimated market value of Investment Securities as of December 31, are summarized as follows (in thousands):

	2003				2002
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Estimated Market Value	Amortized Cost			Estimated Market Value
		Gains	(Losses)			Gains	(Losses)
Available for Sale Portfolio
U.S. Treasury and Government Agencies	$1,484,587	$6,464	$(15,157)	$1,475,894	$1,147,858	$25,214	$(653)	$1,172,419
States and Political subdivisions	39,560	514	—	40,074	44,710	675	(69)	45,316
Asset backed and other debt securities	1,027,682	15,548	(12,767)	1,030,463	1,249,167	18,062	(18,871)	1,248,358
Federal Home Loan Bank stock	16,250	—	—	16,250	19,050	—	—	19,050
Other securities	141,429	2,175	(100)	143,504	129,834	1,940	(465)	131,309

	$2,709,508	$24,701	$(28,024)	$2,706,185	$2,590,619	$45,891	$(20,058)	$2,616,452

The amortized cost and estimated market value of investment securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
	(in thousands)
Due in one year or less	$56,642	$56,692
Due after one year through five years	155,909	154,897
Due after five years through ten years	104,631	104,735
Due after ten years	2,392,326	2,389,861

Total	$2,709,508	$2,706,185

        Sales of securities for the years ended December 31, are summarized as follows (in thousands):

	2003	2002	2001
Proceeds from sales	$1,459,280	$768,125	$419,298
Gross gains from sales	12,583	8,029	5,320
Gross losses from sales	(7,466)	(4,484)	(4,115)

        The following table represents the Company's investment securities that are temporarily impaired as of December 31, 2003.

	Less than one year Fair Value	Less than one year Unrealized loss	One year or greater Fair Value	One year or greater Unrealized loss
U.S. Treasury & Gov't Agencies	$1,026,924	$(15,075)	$9,688	$(83)
Asset backed and other debt securities	511,488	(11,369)	58,630	(1,397)
Other securities	10,042	(100)	—	—
Total	$1,548,454	$(26,544)	$68,318	$(1,480)

        The Company's investment securities with unrealized losses are temporarily impaired due to interest rate fluctuations that occurred during the year.

        Securities with a book value of $1,822.8 million and $1,053 million at December 31, 2003 and 2002, respectively, were pledged to secure public sector deposits, repurchase agreements, derivative contracts and for other purposes as required by law.

        During 2002, the Company executed an exchange of $118.0 million of residential mortgage loans for mortgage backed securities, backed by the same mortgages, with Fannie Mae, which resulted in the assets being transferred into the investment portfolio as available for sale securities and from the loan portfolio.

        The exchange of mortgages in 2002 did not result in any assets being sold for financial reporting purposes, and did not result in the recognition of any gain or loss at the time of the exchange. The Company did incur certain expenses in the exchange of mortgages, including annual fees paid to Fannie Mae and Freddie Mac, which expenses are charged to income in the period when incurred.

(5)    LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

        The Company's loan portfolio is diversified with no industry comprising greater than 10% of the total loans outstanding. Real estate loans are primarily made in the four state lending area of the Bank.

        The Company had $391.0 million and $260.9 million outstanding construction loans at December 31, 2003 and 2002, respectively.

        Included in the loan portfolio at December 31, 2003 were $65.7 million in lease receivables with a residual value of $56.9 million. These residual values are guaranteed by a third party, and the guarantee is also supported by collateral up to a certain amount. The auto leases were purchased in 2001. The Company believes that the residual values are properly recorded as of December 31, 2003.

        The allowance for loan and lease losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in operations in the periods in which they become known.

        A summary of the activity in the allowance for loan and lease losses is as follows (in thousands):

	2003	2002	2001
Balance at January 1	$71,929	70,046	$95,180
Additions (deductions):
Provision for loan and lease losses—portfolio loans	26,000	30,000	24,000
Provision for loan and lease losses—Non-performing loans held for accelerated disposition or for sale	—	21,333	10,147
Allowance acquired through mergers and acquisitions	—	—	4,711
Reclassification of acquired reserves of credit card portfolios to loans	(5,030)	—	—
Recoveries on loans previously charged off	12,413	12,042	7,913
Loans charged off
Loans held for sale	—	—	(10,147)
Portfolio loans	(37,466)	(61,492)	(61,758)

Total loans charged off	(37,466)	(61,492)	(71,905)

Balance at December 31	$67,846	$71,929	$70,046

(6)    NONPERFORMING ASSETS

        The following table presents information related to loans which are on nonaccrual (non-performing loans), or contractually past due ninety days or more as to interest or principal payments (in thousands)

	2003	December 31, 2002	2001
Nonperforming loans	$13,217	$15,357	$44,469	(1)

90 days or more past due and still accruing	$16,683	$19,790	$21,008

Gross interest income which would have been recorded under original terms	$1,250	$3,044	$7,571

Gross interest income recorded during the year	$519	$919	$912

(1)
Includes $16.2 million of nonperforming loans held for sale at December 31, 2001

        At December 31, 2003, 2002 and 2001, impaired loans, comprised principally of nonaccruing loans, totaled $13.8 million, $15.9 million, and $45.1 million respectively. The allowance for possible loan and lease losses related to such impaired loans was $1.9 million, $2.1 million, and $3.9 million at December 31, 2003, 2002 and 2001, respectively. The average balance of impaired loans for 2003, 2002 and 2001 was $14.8 million, $30.5 million and $51.8 million, respectively. The interest recognized on impaired loans in 2003, 2002 and 2001 was $0.5 million, $0.9 million and $0.9 million respectively.

(7)    RELATED PARTY TRANSACTIONS

        In the ordinary course of business, the subsidiary bank has extended credit to various directors, officers and their associates of the Company and its subsidiaries. The aggregate loans outstanding to related parties are summarized below for the year ended December 31, 2003, 2002 and 2001 (in thousands):

Balance at January 1, 2003	$6,343
New loans issued	1,000
Repayment of loans	(2,930)
Loans to former directors	(2)

Balance at December 31, 2003	$4,411

Balance at January 1, 2002	$7,319
New loans issued	527
Repayment of loans	(923)
Loans to former directors	(580)

Balance at December 31, 2002	$6,343

Balance at January 1, 2001	16,665
New loans issued	2,257
Repayment of loans	(793)
Loans sold	(115)
Loans to former directors	(10,695)

Balance at December 31, 2001	$7,319

        Charles F.X. Poggi, who is a director, was formerly President of Poggi Press, a general printing company. Mr. Poggi is no longer a director, shareholder or executive officer of Poggi Press. During 2003, 2002 and 2001, Poggi Press was paid $205 thousand, $267 thousand and $281 thousand, respectively, for printing work for the Company. Management believes the terms and conditions of the transactions with Poggi Press to be equivalent to terms available from an independent third party.

        The son-in-law of Mr. Calcagnini, a director of the Company, is a partner in a law firm which was paid approximately $171 thousand in legal fees by HUB and $59 thousand in legal fees by HUB's customers for services to HUB in 2003. Management believes the terms and conditions of the transactions with this law firm were equivalent to terms and conditions available from an independent third party. Mr. Calcagnini himself received no benefits from these payments.

(8)    PREMISES AND EQUIPMENT

        The following is a summary of premises and equipment at December 31 (in thousands):

	2003	2002
Land	$16,936	$17,518
Premises	67,693	67,409
Leasehold improvements	35,880	33,960
Furniture, fixtures and equipment	160,477	129,597

	$280,986	$248,484
Less—Accumulated depreciation	(132,948)	(126,500)
Less—Accumulated amortization	(22,870)	(20,993)

	$125,168	$100,991

        Depreciation expense for premises and equipment for 2003, 2002 and 2001 amounted to $15.7 million, $16.3 million and $14.7 million, respectively. Amortization expense for 2003, 2002 and 2001 amounted to $1.9 million, $1.9 million and $1.9 million, respectively.

(9)    INCOME TAXES

        The components of the provision for income taxes for the year ended December 31 are as follows (in thousands):

	2003	2002	2001
Federal—
Current	$35,032	$17,869	$27,868
Deferred	2,557	41,149	11,015
State—
Current	505	691	60
Deferred	(407)	4,505	—

Total provision for income taxes	$37,687	$64,214	$38,943

        A reconciliation of the provision for income taxes, as reported, with the Federal income tax at the statutory rate for the year ended December 31 is as follows (in thousands):

	2003	2002	2001
Tax at statutory rate	$52,503	$65,597	$46,691
Increase (decrease) in taxes resulting from:
Section 29 tax credits	(6,316)	—	—
Non-deductible merger related expenses	—		1,650
Tax-exempt income	(7,839)	(6,718)	(6,016)
Release of reserve	(1,500)	—	(2,900)
Release of valuation allowance	(1,215)
Non-deductible settlement payment	1,750
State income taxes, net of Federal income tax benefit-merger termination related	—	4,505	—
State income taxes, net of Federal income tax benefit	328	691	40
Other, net	(24)	139	(522)

Provision for income taxes	$37,687	$64,214	$38,943

        The Company includes in its tax provision an estimate of taxes that may be payable in future periods based on the actual tax treatment of certain income exclusions and expense deductions claimed by the Company in its tax returns. The total amount of such deferred tax provisions for such items constitutes the Company's tax reserve. The Company believes that its tax reserve at December 31, 2003 was adequate. The Company periodically reviews the adequacy of its tax reserves, and any changes in the Company's assessment of the adequacy of its tax reserve may result in an increase or a decrease in the current or deferred tax provision in future years. For the tax year ended December 31, 2003, the tax reserve was reduced by $1.5 million due to the resolution of issues related to the tax year ended December 31, 1999.

        Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002
Deferred Tax Assets:
Allowance for loan and lease losses	$28,563	$25,175
Federal and state tax operating loss carry forwards	3,625	4,286
Capital losses	4,247	6,393
Director/Officer compensation Plans	2,075	1,521
Allowance for losses on OREO	—	1,479
Accumulative other comprehensive loss	161	—
Other	4,153	4,711

Subtotal Deferred Tax Asset	$42,824	$43,565
Deferred Tax Liabilities:
Acquisition related expenses	23,587	21,068
Accumulated other comprehensive (income)	—	12,333
Pension plan	4,882	2,452
Depreciation	10,485	17,823
Other	1,247	357

Subtotal Deferred Tax Liability	$40,201	$54,033

Net Deferred Tax Asset (Liability)	$2,623	$(10,468)

        Management periodically evaluates the realizability of its deferred tax asset and will adjust the level of the valuation allowance if it is deemed more likely than not that all or a portion of the net deferred tax asset is realizable. As part of the evaluation process in the current year, it was determined that the New Jersey alternative minimum assessment ("AMA") should be treated as a temporary item because New Jersey allows for AMA credit to offset regular income tax in future years, the AMA credit has an indefinite life and the Company is expected to pay the New Jersey regular income tax in the foreseeable future. If the Company's New Jersey tax profile changes, it will reconsider whether a valuation allowance should be established to offset the AMA credit. In addition, the Company released a valuation allowance against its state and local deferred items. The release of the valuation occurred in the tax year ended December 31, 2003, because, as stated above, the Company's state tax profile has changed.

        The Company has a net operating loss ("NOL") of approximately $10.4 million. These NOLs relate to various subsidiaries that the Company acquired. As such, these NOLs generally have Internal Revenue Code Section 382 limitations. The NOLs should start to expire in 2006. However, the Company believes that the NOLs are realizable prior to expiration taking into consideration the Section 382 limitations, the expiration schedule, and the history of the taxable income of the Company. Accordingly, no valuation allowance has been established related to the NOLs. The Company also has capital losses that carry forward to future years and start expiring in 2005. The Company believes that the capital losses are recognizable before they expire considering tax planning strategies available to the Company which the Company is prepared to execute to absorb the capital losses. Accordingly, no valuation allowance has been established related to the capital loss carry forward.

(10)    BENEFIT PLANS AND POSTRETIREMENT BENEFITS

        The Company provides pension plan benefits to eligible employees. Payments are based on salary and years of service. The Company's funding policy is to make the maximum annual contributions allowed by the applicable regulations.

Investment Policies and Strategies

        Retirement Plan assets are invested in accordance with the Company's Trust Department overall investment guidelines consistent with its stated investment objective. In terms of our asset allocation guidelines the Retirement Plan has an investment objective of growth with income. This objective allows for cash to range 0–10% of the total market value of the account, fixed income 30–50% and stocks 50-70%.

        The selection of individual bonds and stocks is consistent with the Company's Trust Department fixed income and equity investment policies. Bonds are all investment grade with laddered maturities to minimize reinvestment risk. In accordance with the Company's Trust Department equity investment philosophy, it blends growth stocks and value stocks consistent with its stated guidelines. While the Company concentrates its equity selections on large capitalization domestic equities, mutual funds may be appropriate vehicles for international or small cap stocks. The investment goal is to achieve results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long-term. In addition, investment managers are expected to provide above average performance when compared to their peer managers. Performance volatility is also monitored.

Current Asset Allocation

        The Company's pension plan weighted average asset allocations at January 1, 2003 and 2004, by asset category are as follows:

Asset Category	Plan assets at January 1, 2003	Plan assets at January 1, 2004
Equity securities	53%	61%
Debt securities (Bond Mutual Funds)	29%	30%
Cash (Money Market)	18%	9%
Total	100%	100%

Included in the above Equity securities are 111,621 shares of Hudson United Bancorp common stock at 1/1/2003 and 1/1/2004, respectively.

        The Company had 743,748 thousand and 615,448 thousand common shares held in the plan at December 31, 2003 and 2002, respectively. Fair value of these shares was $33.2 million and $22.5 million at year end December 2003 and 2002, respectively. Dividends paid to the plan were $0.6 million and $0.4 million at December 31, 2003 and December 31, 2002, respectively.

Determination of Long-Term Rate of Return

        The long-term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6% respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan's target allocation, the expected rate of return is determined to be 9.0% which is approximately the midpoint of the range of expected return.

Cash Flows

Contributions

        For the fiscal year ending December 31, 2004, based on an actuarial calculation, the Company would contribute approximately $100 thousand to the Plan. However, as in past years the Company may make the maximum tax-deductible contribution.

Estimated Future Benefit Payments

        The disclosure of projected benefit payments is not currently required. This disclosure is first required for fiscal years that end after June 15, 2004.

        Information regarding the benefit obligation resulting from the actuarial valuations prepared as of January 1, 2003 and 2002 is as follows (in thousands):

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$44,542	$39,483
Service cost	2,130	1,701
Interest cost	2,985	2,936
Actuarial (gain) loss	522	4,546
Settlements	(673)	(2,309)
Benefits paid	(1,929)	(1,815)

Benefit obligation at end of year	$47,577	$44,542

Change in plan assets:
Fair value of plan assets at beginning of year	$44,054	$38,067
Actual gain (loss) on plan assets	7,116	(3,416)
Employer contribution	7,173	13,527
Settlements	(673)	(2,309)
Benefits paid	(1,929)	(1,815)

Fair value of plan assets at end of year	$55,741	$44,054

Prepaid/accrued pension cost consists of the following as of Dec. 31:
Funded status	$8,165	$(488)
Unrecognized net transition obligation	—	(70)
Unrecognized net actuarial gain	8,422	12,125
Unrecognized prior service cost	345	423

Prepaid/accrued pension cost (benefit)	$16,932	$11,990

        Assumptions used by the Company in the accounting for its plans in 2003 and 2002 were:

Weighted average assumptions as of Dec. 31:	2003	2002
Discount rate	6.75%	6.75%
Expected return on plan assets	9.0%	9.0%
Rate of compensation increase	3.0%	3.0%
Components of net periodic benefit cost as of December 31, (in thousands):	2003	2002	2001
Service cost	$2,129	$1,701	$2,264
Interest cost	2,985	2,936	2,603
Expected return on plan assets	(3,900)	(3,603)	(3,759)
Settlements	55	377	34
Net Amortization and deferral	962	64	(353)

Net periodic benefit cost	$2,231	$1,475	$789

        The Company has 401(k) savings plans covering substantially all of its employees. Under these Plans, the Company matches varying percentages of the employee's contribution. The Company's contributions under these Plans were approximately $0.8 million, $1.5 million, and $1.5 million in 2003, 2002, and 2001, respectively.

        The Company has a supplemental employees' retirement plan for certain current executives, established in 2002. This is a nonfunded,nonqualified plan. The expense for this plan was $0.7 million in 2003 and $0.1 million in 2002. In addition, the Company provides supplemental employee benefits for certain former management employees, certain retirees of acquired institutions and current and former directors. These plans are unfunded by the Company and resulted in $0.4, of expense in the years of 2003, 2002 and 2001.

(11)    DEPOSITS

        The scheduled maturities of certificates of deposit are as follows at December 31, 2003 (in thousands):

3 months or less	$622,057
Greater than 3 months to 1 year	628,636
Greater than 1 year to 3 years	231,457
Greater than 3 years	422,802

$1,904,952

        The Company had $926.1 million and $630.9 million in time deposits greater than $100,000 at December 31, 2003 and December 31, 2002, respectively. Investment Securities of $353.6 million and $576.1 million are pledged as collateral for public sector deposits as of December 31, 2003 and December 31, 2002, respectively. The Company has hedged $305 million of its time deposits with interest rate swaps accounted for as fair value hedges under FAS 133 as of year end 2003 and

$70 million was hedged at year-end December 31, 2002.. The amount of the fair value adjustment that is included in time deposit balances was $1.7 million at December 31, 2003 and $0.5 million at December 31, 2002.

(12)    BORROWINGS

        The following is a summary of borrowings at December 31, 2003 (in thousands):

        The following table shows the distribution of the Company's borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amounts of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

	Securities Sold Under Agreement to Repurchase	Other Borrowings
	($ in thousands)
At December 31:
2003	$532,485	$388,734
2002	134,920	334,766
2001	213,346	98,620
Weighted average interest rate at year-end:
2003	0.63%	1.84%
2002	1.93%	1.38%
2001	2.40%	4.93%
Maximum amount outstanding at any month's end:
2003	$691,679	$941,228
2002	142,301	334,766
2001	228,347	147,649
Average amount outstanding during the year:
2003	$365,712	$534,865
2002	131,439	81,075
2001	166,703	54,420
Weighted average interest rate during the year:
2003	0.87%	2.00%
2002	2.18%	3.49%
2001	3.89%	5.59%

        The following is a summary of borrowings at December 31 (in thousands)

	2003	2002
Federal Home Loan Bank advances	$298,825	$333,000
Bank repurchase agreements	430,857	25,001
Customer repurchase agreements	101,628	109,919
Treasury, Tax and Loan note	1,650	1,766
Other borrowings	88,259	—

Total borrowings	$921,219	$469,686

        Maturity distribution of borrowings at December 31, 2003 (in thousands):

2004	$215,460
2005	100,000
2006	400,000
2007	180,759
2008	25,000

Total	$921,219

        The company holds $25 million of repurchase agreements with a quarterly call and $300 million callable in June of 2004. Information concerning securities sold under agreements to repurchase and FHLB advances is summarized as follows (in thousands):

	2003	2002
Average daily balance during the year	$483,160	$183,086
Average interest rate during the year	1.11%	2.10%
Maximum month-end balance during the year	$1,073,428	$467,920

        Investment securities underlying the repurchase agreements and FHLB advances at December 31 are as follows (in thousands):

	2003	2002
Amortized cost	$1,258,876	$181,737
Estimated fair value	$1,253,543	$184,069

        At December 31, 2003 the Company had a $20 million line of credit with an unaffiliated Bank. The outstanding balance on this line was $7.5 million at year-end 2003.

(13)    SUBORDINATED DEBT

        In May 2002, the Bank issued $200.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2012, bear interest at a fixed interest rate of 7.00% per annum payable semi-annually. The proceeds of the above issuance were used for general corporate purposes including providing Tier 2 capital to Hudson United.

        In September 1996, the Company sold $75.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at a fixed interest rate of 8.20% per annum payable semi-annually. The Company repurchased $7.0 million of this debt during 2002 and $37.8 million during 2003.

        In March 1996, the Company issued $23.0 million aggregate principal amount of subordinated debentures which mature in 2006 and bear interest at a fixed interest rate of 8.75% per annum payable semi-annually. The Company redeemed these notes in February 2002. In January, 1994, the Company sold $25.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2004, bear interest at a fixed interest rate of 7.75% per annum payable semi-annually. The Company repurchased $16.2 million of this debt during 2002. The proceeds of the above issuances were used for general corporate purposes including providing Tier I capital to Hudson United. The debt has been structured to comply with the Federal Reserve Bank rules regarding debt qualifying as Tier 2 capital at the Company.

        The Company has marked to market $85.0 million of its subordinated debt as a result of it being hedged by interest rate swaps accounted for as fair value hedges. The fair value adjustment as of December 31, 2003 on the Company's subordinated debt was $0.7 million.

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

(14)    CAPITAL TRUST SECURITIES

        On March 31, 2003, the Company issued $20 million of capital trust preferred securities, with a final maturity on April 15, 2033, using Hudson United Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $20.6 million principle amount at a fixed rate of 6.85% Junior Subordinated Debentures due 2038 of the Company. The capital trust preferred securities are callable at par on April 15, 2008, and have a fixed rate yield of 6.85% until the call date. Thereafter the yield on this issuance is based on 6-month LIBOR plus 3.30%. The Company issued on March 28, 2003, $15 million of capital trust preferred securities, with a final maturity of April 10, 2033, using Hudson United Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $15.5 million principle amount at a fixed rate of 6.45% Junior Subordinated Debentures due 2038 of the Company. The capital trust preferred securities are callable at par on April 24, 2008, and have a fixed rate yield of 6.45% until the call date.

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

        On February 5, 1997, the Company placed $25.0 million in aggregate liquidation amount at a fixed rate of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The Company redeemed the securities on February 3, 2003.

        On January 31, 1997, the Company placed $50.0 million in aggregate liquidation amount at a fixed rate of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount at a fixed rate of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital securities are redeemable by the company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. As of December 31, 2003, $45 million of the 8.98% Capital Securities and $46.5 Junior Subordinated Debentures respectively, remained outstanding.

        The FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" in May 2003. This pronouncement requires that an issuer classify a financial instrument that is within its scope as a liability. As a result of adoption of this statement the Company reclassified its capital trust security issuances into the other liability category on the Company's consolidated balance sheets. There was no material impact on the Company's operations from adoption of this statement.

        The FASB issued FIN 46,"Consolidation of Variable Interest Entities" as amended in December 2003. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations are to be included in an entity's consolidated financial statements. The Company applied the provisions of FIN 46 to the wholly-owned subsidiary trusts described above in 2003 and 2002 that issued capital trust preferred securities to third-party investors. For purposes of financial statement presentation, the Company has deconsolidated the trusts issuing the capital trust securities and now includes these junior subordinated debentures under other liabilities on its consolidated balance sheet. . This does not have a material impact on the Company's operations. There has not yet been a final determination, as to the effect of FIN No. 46 on the treatment of capital trust securities for purposes of regulatory capital. Depending upon the outcome of this determination there may be a material impact on the Company's regulatory capital.

        The four outstanding issues of capital trust preferred securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation and are guaranteed by the Company. The net proceeds of the offerings are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

        The following is a maturity distribution of outstanding subordinated debt and capital trust preferred securities as of December 31, 2003: (in millions)

Year Maturing	Year Callable	Subordinated Debt	Capital Trust Securities	Total ($ millions)
2004	Not callable	$8.8		$8.8
2006	Not callable	30.8		30.8
2012	Not callable	200.2		200.2
2027	2007		$45.0	45.0
2028	2008		50.0	50.0
2033	2008		34.0	34.0

		$239.8	$129.0	$368.8

        The above schedule includes $0.7 million in mark to market adjustment that is included on the Company's balance sheet on the portion of the Company's subordinated debt that is hedged with interest rate derivatives along with $1.0 million in deferred issuance costs on the Company's capital trust preferred securities.

(15)    STOCKHOLDERS' EQUITY

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

        On April 17, 2002, the Board of Directors adopted the 2002 Stock Option Plan, which provides for the issuance of up to 1,250,000 stock options to employees of the Company. As of the adoption date there are no further issuances from any of the previous plans. As of December 31, 2003, there remained 915,700 shares available for grant from the 2002 Stock Option Plan.

        In connection with the acquisitions completed by the Company in prior years, any outstanding options were converted into options to purchase common stock of the Company.

        Transactions under the Company's plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Option Price Per Share
Outstanding, December 31, 2001	1,681,970	$20.16	8.8 yrs	$4.16–$30.79

Granted	282,000	$27.41	9.6 yrs	$27.39–$29.14
Exercised	(165,888)	$10.28	1.9 yrs	$4.16–$10.36
Exercised	(173,526)	$11.65	1.5 yrs	$10.36–$12.42
Exercised	(52,528)	$13.23	2.0 yrs	$12.42–$14.64
Exercised	(42,871)	$21.05	5.2 yrs	$18.92–$29.19
Forfeited/Cancelled	(131,463)	$24.35	6.5 yrs	$17.67–$30.16

Outstanding, December 31, 2002	1,397,694	$24.39	11.3 yrs	$7.14–$30.79

Granted	88,700	34.43	9.4 yrs	$31.10–$34.74
Exercised	(88,273)	12.66	0.9 yrs	7.14–13.56
Exercised	(18,022)	21.93	3.9 yrs	18.36–23.73
Exercised	(104,302)	26.68	4.5 yrs	25.07–26.76
Exercised	(39,786)	28.83	6.0 yrs	28.50–30.16
Forfeited/Cancelled	(232,217)	23.29	5.7 yrs	12.42–34.74

Outstanding, December 31, 2003	1,003,794	$26.20	14.4 yrs	$10.36–$34.74

Exercisable, December 31, 2003	168,480	$21.47	2.8 yrs	$10.36–$28.98

        If compensation cost had been determined based on the fair value at the grant dates for stock options awarded under the Company's plans consistent with the method of SFAS No. 123, the Company's net income and income per share would have been reduced to the proforma amounts indicated below for quarter end and period end December 31, 2003 and December 31, 2002. The

Company has adopted the prospective method of recording stock compensation expense effective January 1, 2003 (in thousands except per share data):

		Twelve Month Ended
		December 31, 2003	December 31, 2002	December 31, 2001
Net income	As reported	$112,321	$123,206	94,461
Plus: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported(1)		549	1,225	388
Less: Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income, if the fair value method had been applied to all awards(2)		6,075	7,059	6,634
	Pro forma	$106,795	$117,372	$88,215
Basic earnings per share	As reported	$2.51	$2.73	$2.02
	Pro forma	$2.39	$2.60	$1.88
Diluted earnings per share	As reported	$2.50	$2.72	$2.00
	Pro forma	$2.38	$2.59	1,87

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 2003, 2002 and 2001: dividend yield of 3.40%–3.75% for 2003, 3.66% for 2002 and 3.61% for 2001; risk-free interest rates of 2.322%–2.961% in 2003, 3.05% to 3.25% in 2002, and 4.28% to 4.29% in 2001; volatility factors of the expected market price of the Company's common stock of approximately 22.40% in 2003, 34% in 2002 and 28% in 2001 and an expected life of 5 years in 2003, 2002 and 2001.

        The Company adopted as of January 1, 2003 SFAS No. 148 and will utilize the prospective method of transition, which requires that companies apply the recognition provisions of Statement 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Adoption of this statement has no material effect on the Company's operations.

        The Company has a restricted stock plan in which 37,597 shares, as of December 31, 2003, of the Company's common stock may be granted to officers and key employees. During 2003, 2002 and 2001, respectively, the Company awarded 80,000, 52,850 and 11,230 shares of common stock which vest between two to ten years from the date of grant. The value of shares issued that have not been vested are $3.9 million, $2.4 million, and $3.8 million for 2003, 2002 and 2001, respectively, and have been recorded as a reduction of stockholders' equity. Amortization of restricted stock awards charged to expense amounted to $0.8 million, $1.9 million, and $0.6 million, in 2003, 2002 and 2001, respectively.

        Prior to termination of the merger agreement between Hudson United Bancorp and Dime Bancorp, Inc., the compensation committee adopted the Hudson United Bancorp and Subsidiaries Key

Employee Retention Program. The program was designed to encourage designated key employees of Hudson United Bancorp and its subsidiaries (collectively, the "Company") to remain with the Company in connection with the then pending merger and subsequent transition in light of the uncertainty then surrounding the consummation of the merger. Eligible employees received awards under the program that totaled, in the aggregate, 186,000 shares of restricted stock and $90,000 in cash awards. Restricted stock and cash awards under the program could become vested ten years from the date of the award of the Compensation Committee, if extended after the initial two-year period. Restricted stock and cash awards were to become fully and immediately vested if, within two years after the Hudson-Dime merger agreement, (1) the Company received payment of $25 million or more in satisfaction of its rights under the terms of the September 16, 1999 Stock Option Agreement between Hudson and Dime; or (2) there occurred a change in control, as defined in the Restricted Stock Plan. On January 7, 2002, the Company received $77 million of final merger termination payment from Dime, which resulted in the vesting of the aforementioned restricted stock and cash awards. The compensation expense resulting from the vesting of the restricted stock and cash awards were part of the approximately $8.3 million in expenses related to the closing of the Washington Mutual/Dime merger recorded by the Company in the first quarter of 2002.

        In November 1993, the Company's Board of Directors authorized management to repurchase up to 10 percent of its outstanding common stock each year. The program may be discontinued or suspended at any time, and there is no assurance that the Company will purchase the full amount authorized. The acquired shares are to be held in treasury and to be used for stock option and other employee benefit plans, stock dividends, or in connection with the issuance of common stock in pending or future acquisitions. In June 2000, the Company's Board of Directors authorized the repurchase of up to 20% of the Company's outstanding shares. In June 2001, the Company's Board of Directors extended the Company's stock repurchase program until December 2002 and authorized additional repurchases of up to 10% of the Company's outstanding shares. The Board further authorized on January 30, 2003 the repurchase of up to $4.5 million outstanding shares of the Company. During 2003, the Company purchased 0.5 million treasury shares at a cost of $16.5 million. During 2002, the Company purchased 1.3 million treasury shares at an aggregate cost of $37.7 million, of which 434,813 shares were reissued for stock options. During 2001, the Company purchased 2.3 million treasury shares at an aggregate cost of $56.3 million. During 2001, 179,209 shares were reissued for stock options and other employee benefit plans.

(16)    EARNINGS PER SHARE

        A reconciliation of income to net income available to common stockholders and of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands, except share data):

	Year Ended December 31,
	2003	2002	2001
Basic Earnings Per Share
Net income	$112,321	$123,206	$94,461
Weighted average common shares outstanding	44,737	45,159	46,846
Basic Earnings Per Share	$2.51	$2.73	$2.02

Diluted Earnings Per Share
Net income	$112,321	$123,206	$94,461
Weighted average common shares outstanding	44,737	45,159	46,846
Effect of Dilutive Securities:
Stock Options	160	190	315

	44,897	45,349	47,161
Diluted Earnings Per Share	$2.50	$2.72	$2.00

(17)    RESTRICTIONS ON BANK DIVIDENDS, LOANS OR ADVANCES

        Certain restrictions exist regarding the ability of Hudson United to transfer funds to the Company in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. As of December 31, 2003, $169.5 million, subject to regulatory capital limitations, was available for distribution to the Company from Hudson United.

        Under Federal Reserve regulations, Hudson United is limited as to the amounts it may loan to its affiliates, including the Company. All such loans are required to be collateralized by specific assets.

(18)    LEASES

        Total rental expense for all leases amounted to approximately $12.4 million, $11.8 million and $12.3 million in 2003, 2002 and 2001, respectively.

        At December 31, 2003, the minimum total rental commitments under all noncancellable leases on bank premises with initial or remaining terms of more than one year were as follows (in thousands):

2004	$10,282
2005	9,006
2006	7,564
2007	5,923
2008	4,050
2009 and thereafter	10,801

Total	$47,626

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

        See Note 28 "Subsequent Events" of this document for further discussion of commitments and contingent liabilities.

(20)    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

        The Company has no off-balance sheet debt financing or related type entities.

        Unused commitments include loan origination commitments, which are legally binding agreements to lend at a specified interest rate for a specified purpose and lines of credit, which represent loan agreements under which the lender has an obligation, subject to certain conditions to lend funds up to a particular amount, whereby the borrower may repay and re-borrow at anytime within the contractual period. Stand by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's maximum exposure to loss relating to its loan portfolio was $4.6 billion at December 31, 2003, utilizing the book value of its loan portfolio less the allowance.

        The Company's maximum exposure to accounting loss related to the contract amounts of these financial instruments, assuming they are fully funded at December 31, 2003 and 2002 is as follows:

	2003
	Loan Origination Commitments	Unused Lines of Credit	Stand by Letters of Credit	Total
	(in thousands)
Real Estate Mortgage	$45,572			$45,572
Home Equity Loans		$411,877		411,877
Other Consumer Loans	37,666	1,074,774		1,112,440
Commercial Loans	48,749	641,555	$85,441	775,745

Total	$131,987	$2,128,206	$85,441	$2,345,634
	2002
	Loan Origination Commitments	Unused Lines of Credit	Stand by Letters of Credit	Total
	(in thousands)
Real Estate Mortgage	$56,434			$56,434
Home Equity Loans		$433,790		433,790
Other Consumer Loans	39,408	1,383,258		1,422,666
Commercial Loans	70,745	603,127	$66,144	740,016

Total	$166,587	$2,420,175	$66,144	$2,652,906

(21)    HUDSON UNITED BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands)
ASSETS:
Cash and due from banks	$23,892	$4,796
Investment securitiesAvailable for sale	12,074	16,137
Investment in subsidiaries	572,440	586,603
Premises and equipment, net	6,471	6,934
Other assets	28,045	26,677

TOTAL ASSETS	$642,922	$641,147

LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes payable-subsidiaries	$1,164	$1,413
Other liabilities	144,563	129,431
Subordinated Debt	39,005	77,777

TOTAL LIABILITIES	$184,732	$208,621
Stockholders' equity	458,190	432,526

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$642,922	$641,147

STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Income:
Cash dividends from bank subsidiaries	$113,376	$126,723	$101,161
Interest income	111	172	56
Securities (losses) gains	6,745	(1,309)	(632)
Rental income	—	—	606
Other income	648	2,006	2,398

	$120,880	$127,592	$103,589
Expenses:
General and administrative	2,958	5,053	1,713
Interest expense	14,519	16,851	18,141

	$17,477	$21,904	$19,854

Income before income taxes and equity in Undistributed net income of subsidiaries	103,403	105,688	83,735
Income tax benefit	(2,992)	(6,311)	(5,288)

	$106,395	$111,999	$89,023
Equity in undistributed net income of subsidiaries	5,926	11,207	5,438

NET INCOME	$112,321	$123,206	$94,461

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Operating activities:
Net income	$112,321	$123,206	$94,461
Adjustments to reconcile net income to net cash provided by operating activities-Amortization and depreciation	592	708	800
Amortization of restricted stock	845	3,464	597
Securities losses (income)	(6,745)	(1,205)	632
(Increase) in investment in subsidiaries	(9,676)	(11,207)	(30,376)
Decrease in accounts receivable	—	—	83
Decrease (increase) in other assets	(1,513)	31,332	26,301
Increase in accounts payable	—	—	5,212
(Decrease) in accrued taxes and other liabilities	15,132	(24,777)	(385)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$110,956	$121,521	$97,325

Investing activities:
Proceeds from sale of securities	15,441	8,215	$—
Proceeds from maturities of securities	6,707	2,603	10,282
Purchase of securities	(10,960)	(2,000)	—
Investments in bank's subordinated notes		—	—
Capital expenditures		(155)	(220)
Other	(129)	—	295

NET CASH PROVIDED BY INVESTING ACTIVITIES	$11,059	$8,663	10,357

Financing activities:
Proceeds from issuance of common stock	—	—	$2,361
Dividends paid	(52,819)	(50,232)	(47,410)
Purchase of treasury stock	(16,525)	(37,686)	(56,275)
Other	(33,575)	(44,815)	—

NET CASH USED IN FINANCING ACTIVITIES	$(102,919)	$(132,733)	$(101,324)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$19,096	$(2,549)	$6,358
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,796	7,345	987

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,892	$4,796	$7,345

(22)    SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following quarterly financial information for the two years ended December 31, 2003 and 2002 is unaudited. However, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected. Results of operations for the periods are not necessarily indicative of the results of the entire year or any other interim period.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2003
Interest and fee income	$102,410	$101,365	$94,314	$96,040
Interest expense	27,206	25,167	21,562	20,936
Net interest income	75,204	76,198	72,752	75,104
Provision for loan and lease losses, portfolio loans	7,000	7,000	6,500	5,500
Gain (loss) on security sales	(3,259)	2,364	1,228	4,784
Other non-interest income	30,142	27,242	34,259	36,285
Non-interest expense	54,657	58,999	63,044	79,595
Income before income taxes	40,430	39,805	38,695	31,078
Net income	$28,301	$29,135	$30,403	$24,482
Earnings per share-basic	0.63	0.65	0.68	0.55
Earnings per share-diluted	0.63	0.65	0.68	0.54
2002
Interest and fee income	$106,293	$109,399	$111,003	$107,451
Interest expense	34,731	34,086	33,790	30,782
Net interest income	71,562	75,313	77,213	76,669
Provision for possible loan and lease losses, portfolio loans	7,500	7,500	7,500	7,500
Provision for possible loan and lease losses, loans held for sale	21,333	—	—	—
Gain (loss) on security sales	275	402	519	3,545
Other non-interest income	102,308	25,940	26,926	25,207
Non-interest expense	74,274	56,600	58,425	57,827
Income before income taxes	71,038	37,555	38,733	40,094
Net income	$42,281	$25,537	$27,113	$28,275
Earnings per share-basic	0.93	0.56	0.60	0.63
Earnings per share-diluted	0.93	0.56	0.60	0.63

        The Company has adjusted its previously released financial results for the fourth quarter of 2003 and the full year 2003 to include the settlement. The Company's fourth quarter income after tax prior to adjustment was $29.5 million or $0.66 per fully diluted share and $117.3 million or $2.61 per fully diluted share for the full year of 2003. The Company's adjusted fourth quarter net income after tax totaled $24.5 million or $0.54 per fully diluted share and $112.3 million or $2.50 per fully diluted share for the full year of 2003.

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

        Estimated fair values have been determined by the Company using the best available data and estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating rates, it is presumed that estimated fair values generally approximate their recorded book balances. The estimation methodologies used, the estimated fair values and recorded book balances of the Company's financial instruments at December 31, 2003 and 2002 were as follows:

        Cash and cash equivalents include cash and due from bank balances. For these instruments, the recorded book balance approximates their fair value.

        For available for sale securities in the Company's portfolio, fair value was determined by reference to quoted market prices. In the few instances where quoted market prices were not available, prices for similar securities were used. Additional detail is contained in Note 4 to these consolidated financial statements.

	2003		2002
	Estimated Fair Value	Recorded Book Value	Estimated Fair Value	Recorded Book Value
	(in thousands)
Cash and cash equivalents	$313,994	$313,994	$275,580	$275,580
Investment securities available for sale	$2,706,185	$2,706,185	$2,616,452	$2,616,452

        The fair value of the Company's derivative instruments, which includes interest rate swaps, floors and caps, was based on quoted broker price quotes.

	2003		2002
	Estimate Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Derivative instruments	$(2,121)	$(2,121)	$12,126	$12,126

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

	2003		2002
	Estimated Fair Value	Recorded Book Value	Estimated Fair Value	Recorded Book Value
Loans, net of allowance, and assets held for sale	$4,650,955	$4,591,909	$4,424,403	$4,267,546

        The fair value of demand deposits, savings deposits and certain money market accounts are assumed to approximate their recorded book balances. The fair value of fixed maturity certificates of deposit was estimated using the present value of discounted cash flows based on rates currently offered for deposits of similar remaining maturities.

	2003		2002
	Estimated Fair Value	Recorded Book Value	Estimated Fair Value	Recorded Book Value
Deposits	$6,307,345	$6,243,359	$6,197,874	$6,199,701

        The fair value for accrued interest receivable and the cash surrender value of life insurance policies approximates their respective recorded book balance. The fair value of borrowed funds is estimated using the present value of discounted cash flows based on the rates currently offered for debt instruments of similar remaining maturities.

	2003		2002
	Estimated Fair Value	Recorded Book Value	Estimated Fair Value	Recorded Book Value
Accrued interest receivable	$40,427	$40,427	$41,622	$41,622
Cash surrender value of separate life insurance	144,126	144,126	162,195	162,195
Borrowings	928,202	921,219	472,768	469,686

        The fair value of the subordinated debt and capital trust securities was determined by reference to estimated market prices.

	2003		2002
	Estimated Fair Value	Recorded Book Value	Estimated Fair Value	Recorded Book Value
Subordinated Debt	$259,119	$239,773	$308,125	$282,253
Capital Trust Securities	129,115	129,000	121,270	120,300

        The Company's remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. The fair value of off-balance sheet items, which are primarily unused lines of credit, is not material because they are generally priced at market at time of offering.

(24)    REGULATORY MATTERS/CAPITAL ADEQUACY

        The Company and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject. The consideration of the impact of FIN 46 for Trust Preferred Securities has not yet been finalized by the Federal Reserve. The Company is currently including the allowable portion of its trust preferred securities in the calculation of regulatory capital. Depending upon the final interpretation given, there may be a material impact upon the Company's regulatory capital.

        The Company's and the Bank's actual capital amounts and ratios at December 31, 2003 and 2002 are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital to Risk Weighted Assets:
Hudson United Bancorp	$792,036	13.67%	$464,863	>8.0%	$581,078	>10.0%
Hudson United Bank	754,300	13.05%	464,012	>8.0%	580,014	>10.0%
Tier I Capital to Risk Weighted Assets:
Hudson United Bancorp	$505,128	8.72%	$232,431	>4.0%	$348,647	>6.0%
Hudson United Bank	485,520	8.40%	232,006	>4.0%	348,009	>6.0%
Tier I Capital to Average Assets:
Hudson United Bancorp	$505,128	6.36%	$317,691	>4.0%	$397,114	>5.0%
Hudson United Bank	485,520	6.14%	316,046	>4.0%	395,057	>5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital to Risk Weighted Assets:
Hudson United Bancorp	$708,450	13.07%	$433,705	>8.0%	$542,131	>10.0%
Hudson United Bank	730,242	13.47%	433,728	>8.0%	542,160	>10.0%
Tier I Capital to Risk Weighted Assets:
Hudson United Bancorp	$426,682	7.87%	$216,852	>4.0%	$325,279	>6.0%
Hudson United Bank	461,902	8.52%	216,864	>4.0%	325,296	>6.0%
Tier I Capital to Average Assets:
Hudson United Bancorp	$426,682	5.82%	$293,305	>4.0%	$366,632	>5.0%
Hudson United Bank	461,902	6.31%	292,761	>4.0%	365,951	>5.0%

(25)    DERIVATIVES FINANCIAL INSTRUMENTS

        The Company enters into interest rate derivative contracts (interest rate swaps; interest rate floors; and interest rate caps) from time to time for asset liability management purposes. The purpose of these contracts is to limit the volatility in the Company's net interest income and net interest margin in the event of changes in interest rates, within the context of the management of the Company's overall asset liability risk. Management does not enter into these contracts for speculative purposes. The notional amount of the derivative contracts totals $590 million at December 31, 2003.    The Company's derivatives contracts include LIBOR indexed interest rate swaps entered into in connection with certain fixed rate certificates of deposits and with a specified amount of the Company's fixed rate borrowings, to effectively convert those fixed rate liabilities into LIBOR indexed liabilities.

        Under SFAS No.133, the Company has adopted hedge accounting for these contracts. The derivative contracts hedging the fixed rate certificates of deposit and the fixed rate subordinated debt are accounted for as "fair value" hedges using the "short-cut method" under SFAS No.133 under the short cut method, any change in the value of the hedged item is assumed to be exactly as much as the change in value of the derivative contract. Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings. Changes in interest rates will impact the cash flows and valuation of the derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario. The FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" in April 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company had no material impact on its operations from adoption of this statement.

        The Company's policies for the use of interest rate derivative contracts, its actual use of interest rate derivative contracts, and the effectiveness of the interest rate derivative contracts as hedges are reviewed throughout the year by the Company's Asset Liability Committee.

        Interest rate derivatives outstanding at December 31, 2003 are as follows: (in thousands)

Maturity	Notional Amount	Fixed Interest Rate	Variable Rate Index	Type of Instrument
1 year through three years	$100,000	2.03%	Libor	Swap
	100,000	2.60%	Libor	Swap
3 year through 5 years	45,000	3.50%	Libor	Swap
			Libor	Swap
Greater than 5 years	345,000	4.13-7.00%	Libor	Swap

Total	$590,000

(26)    INTANGIBLES

        Intangibles are as follows for the periods indicated ($ in thousands)

At December 31, 2003	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$42,029	$21,776	$20,253
Customer intangibles	2,268	75	2,193
Credit card intangible	261	43	218
At December 31, 2002	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$42,029	$15,606	$26,423

At December 31, 2001	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$37,899	$11,591	$26,308

        The net increase in core deposit intangibles from 2002 to 2003 was due to the Company's acquisition of CBC and the subsequent write down due to the termination of the Company's correspondent banking business.

        The following is the estimated amortization expense on intangibles for the years indicated ($ in thousands):

2004	$4,610
2005	4,889
2006	4,849
2007	4,714
2008	3,045

        The following table discloses the effect on net income and earnings per share of excluding amortization expense on goodwill for 2001 period indicated ($ in thousands, except per share amounts)

	Twelve months ended December 31
	2003	2002	2001
Reported net income	$112,321	$123,206	$94,461
Goodwill amortization	—	—	9,560

Adjusted net income	$112,321	$123,206	$104,021

Basic earnings per share	$2.51	$2.73	$2.02
Goodwill amortization	—	—	0.20

Adjusted basic earnings per share	$2.51	$2.73	$2.22

Diluted earnings per share	$2.50	$2.72	$2.00
Goodwill amortization	—	—	0.20

Adjusted diluted earnings per share	$2.50	$2.72	$2.20

        The Company annually tests its goodwill for impairment. As of December 31, 2003 and December 31, 2002 the Company did not consider its goodwill impaired.

(27)    CONTRACTUAL OBLIGATIONS

        The following table outlines the Company's contractual obligations as of December 31, 2003:

Contractual Obligations	Less than one year	1–3 years	3–5 years	More than 5 years	Total
Long-Term Debt	$35,632	$83,116	$48,218	$581,643	$748,609
Operating Leases	10,282	16,570	9,973	10,801	47,626

        All of the Company's material operating leases are for bank premises.

        The Company's long-term debt includes the Company's payments on its junior subordinated debt (related to its capital trust preferred securities) and subordinated debt principal as well as interest payable. As of December 31, 2003 there was $368.7 in principal and $379.9 in interest payments over the life of the long-term debt.

        The Company makes monthly payments to its data processing service vendors of minimum amounts based upon levels of transactions and services utilized. These payment amounts can vary considerably from month to month depending upon certain circumstances. Actual expense is reflected in the Company's financial statements and was $29.7 million, $26.9 million and $28.1 million for the years-ended 2003, 2002 and 2001, respectively.

(28)    SUBSEQUENT EVENTS

CBC correspondent Banking Business Settlement and Related Expenses

        In December 2003, the Company terminated its banking business for its correspondent customers. This business primarily served customers organized in or operating from South America, Central America and the Caribbean. On June 26, 2002, the Company acquired this business as part of its assumption of the deposit liabilities of Connecticut Bank of Commerce from the Federal Deposit Insurance Corporation as Receiver for Connecticut Bank of Commerce. This business had been operated out of an office located at 90 Broad Street in New York City.

        During the fourth quarter of 2003, the Company had been notified of an investigation by Government authorities.

        On March 2, 2004 Hudson United Bank entered into a complete settlement with the New York County District Attorney's Office. Under the terms of the agreement, the Company agreed to pay $3.5 million to the City of New York and $1.5 million to the District Attorney's office for the costs of the investigation. The Company, which recently upgraded its compliance program, agreed to continue its corrective actions. The $5 million was charged against fourth quarter 2003 results of operations.

        Correspondent Banking Settlement and related expenses includes:

Settlement	$5,000,000
Core deposit intangible write-off	1,948,000
Professional fees	473,000

Total	$7,421,000

Market and Dividend Information

        Hudson United Bancorp is traded on the New York Stock Exchange under the symbol of "HU". At year-end, there were approximately 8,198 common stockholders of record. The quarterly common stock and dividend information is as follows:

Quarterly Common Stock and Dividend Information

	2003			2002
	High	Low	Cash Dividends	High	Low	Cash Dividends
Quarter Ending
March 31	$32.32	$29.80	$0.28	$31.86	$28.75	$0.26
June 30	35.36	30.83	0.30	32.85	28.40	0.28
September 30	40.39	34.08	0.30	29.99	25.17	0.28
December 31	37.56	34.26	0.30	31.50	23.30	0.28

        Hudson United Bancorp will provide, free of charge, to any stockholders, upon written request, a copy of the Corporation's Annual Report on Form 10-K, including the financial statements and schedules, which have been filed with the Securities & Exchange Commission. Requests should be addressed to D. Lynn Van Borkulo-Nuzzo, Corporate Secretary, Hudson United Bancorp, 1000 MacArthur Blvd., Mahwah, New Jersey, 07430.

        Duplicate accounts and mailings are costly and often unnecessary. We can consolidate such accounts upon written request if you will notify either the Corporate Secretary at the above address or Carolyn B. O'Neill, American Stock Transfer and Trust Company, 40 Wall Street, New York, 10269.

Dividend Reinvestment Plan

        If you are not enrolled in the Corporation's Dividend Reinvestment Plan and would like to join the plan, you may obtain information by writing to the Corporate Secretary at the above address.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On May 22, 2002, HUB decided to dismiss Arthur Andersen LLP ("Andersen") as its independent accountants, and on May 29, 2002 appointed Ernst & Young LLP ("E&Y") as its independent accountants for the year ending December 31, 2002. The decision to dismiss Andersen and to retain E&Y was approved by HUB's Audit Committee of the Board of Directors.

        Andersen's reports on HUB's consolidated financial statements as of and for the years ended December 31, 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the two fiscal years ended December 31, 2000 and 2001 and through May 22, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the disagreements in connection with their report on HUB's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        The Company provided Andersen with a copy of the foregoing disclosures.

Item 9A.    CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

        The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

        The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, control may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        HUB's Proxy Statement for its 2004 Annual Meeting under the captions Proposal 1- "Election of Directors" and "Governance of the Corporation—Section 16(a) Beneficial Ownership Reporting Compliance" contains the information required by Item 10 with respect to directors of HUB, certain information with respect to executive officers, audit committee financial experts, code of ethics and material changes in shareholder nominating procedures and that information is incorporated herein by reference. Certain additional information regarding executive officers of HUB, who are not also directors, appears under subsection (e) of Item 1 of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        HUB's Proxy Statement for its 2004 Annual Meeting, under the captions "Executive Compensation", "Governance of the Corporation—Compensation of Directors" and "Governance of the Corporation—Compensation Committee Interlocks and Insider Participation", contains the information required by Item 11 and that information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,192,198	$26.34	953,297
Equity compensation plans not approved by security holders	NONE	NONE	NONE

Total	1,192,198		953,297

        The Company has 17,531 outstanding options that have been granted under the different plans of acquired institutions. These plans cannot have any further issuances from them.

        HUB's Proxy Statement for its 2004 Annual Meeting under the caption "Stock Ownership of Management and Principal Shareholders" contains the information required by Item 12 and that information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        HUB's Proxy Statement for its 2004 Annual meeting under the captions "Governance of the Corporation—Compensation Committee Interlocks and Insider Participation" and "Governance of the Corporation—Certain Transactions with Management", contains the information required by Item 13 and that information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Company's proxy statement for its 2004 Annual Meeting under the captions Independent Public Accountants contains the information required by Item 14 and that information is incorporated herein by reference.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)(1) & (2)	List of Financial Statements and Financial Statement Schedules
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
(a) (3)	Exhibits
List of Exhibits
(2.1)	Flatiron Purchase Agreement. (Incorporated by reference to the Company's filing on Form 8-Kfiled on July 28, 2003).
(3)(A)
The Certificate of Incorporation of the Company as in effect on the date of this filing. (Incorporated by reference from the Company's Amended Quarterly Report on Form 10- Q/A for the quarter ended June 30, 1999 filed September 10, 1999, Exhibit (3a)).
(3)(B)	Revised By-Laws of the Company dated April 15, 2003 as in effect on the date of this filing. (Filed herewith.)
(4a)	Indenture dated as of January 14, 1994, between HUBCO, Inc. and Summit Bank as Trustee for $25,000,000 7.75% Subordinated Debentures due 2004. (Filed herewith).
(4b)
Indenture dated as of September 13, 1996, between HUBCO, Inc. and Summit Bank as Trustee for $75,000,000 8.20% Subordinated Debentures due 2006. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended 2002).
(4c)
Indenture dated as of January 31, 1997, between HUBCO, Inc. and The Bank of New York as Trustee for $50,000,000 8.98% Junior Subordinated Debentures due 2027. (Incoroprated by reference from the Company's Annual Repot on Form 10-K for the fiscal year ended 2002).
(4d)
Indenture dated as of June 19, 1998, between HUBCO, Inc. and The Bank of New York as Trustee for $50,000,000 7.65% Junior Debentures due 2028. (Incorporated by reference from the Company's Current Report on Form 8-K dated June 26, 1998, Exhibit 4(a)).
4 (e)
Indenture dated March 28, 2003 between Hudson United Bancorp, Inc. and Wilmington Trust Company as Trustee for $20,000,000 6.85% Junior Subordinated Debentures due 2033 (Incorporated by reference from the company's Form 10-Q for the quarter ended March 31, 2003).

4 (f)	Guarantee Agreement dated March 28, 2003 between Hudson United Bancorp Inc. and Wilmington Trust Company (Incorporated by reference from the company's Form 10-Q for the quarter ended March 31,).
4 (g)	Amended and Restated Declaration of Trust for Hudson United Capital Trust II dated March 28, 2003 (Incorporated by reference from the company's Form 10-Q for the quarter ended March 31,).
4 (h)
Purchase Agreement dated March 28, 2003 between Hudson United Capital Trust II, Hudson United Bancorp Inc. and Sandler O'Neill & Partners, LP(Incorporated by reference from the company's Form 10-Q for the quarter ended March 31, 2003).
4 (i)
Indenture dated March 31, 2003 between Hudson United Bancorp, Inc. and Bank of New York as Trustee for $15,000,000 6.448% Junior Subordinated Debentures due 2033 (Incorporated by reference from the company's Form 10-Q for the quarter ended March 31, 2003)
4 (j)	Guarantee Agreement dated March 31, 2003 between Hudson United Bancorp Inc. and Bank of New York (Incorporated by reference from the company's Form 10-Q for the quarter ended March 31, 2003)
4 (k)	Amended and Restated Declaration of Trust for Hudson United Capital Trust I dated March 31, 2003 (Incorporated by reference from the company's Form 10-Q for the quarter ended March 31, 2003)
4 (l)
Purchase Agreement dated March 31, 2003 between Hudson United Capital Trust I, Hudson United Bancorp Inc. and Trapeza CDO II, LLC(Incorporated by reference from the company's Form 10-Q for the quarter ended March 31, 2003)
(10i)	Change in control, Severance and Employment Agreement with Kenneth T. Neilson dated September 17,2003, filed herewith
(10j)	Change in control, Severance and Employment Agreement with D. Lynn VanBorkulo-Nuzzo dated September 17, 2003, filed herewith
(10k)	Change in control, Severance and Employment Agreement with James Mayo dated September 17, 2003, filed herewith.
(10l)	Change in control, Severance and Employment Agreement with Thomas R. Nelson dated September 17, 2003. filed herewith.
(10m)	Change in control, Severance and Employment Agreement with James Rudgers dated September 17, 2003, filed herewith.
(10n)	Change in control, Severance and Employment Agreement with Thomas Shara dated September 17, 2003, filed herewith
(10o)	Supplemental Employee Retirement Participation Agreement as restated with Kenneth T. Neilson dated March 1, 2004 (filed herewith)
(10p)	Supplemental Employee Retirement Participation Agreement as restated with Thomas Shara dated March 1, 2004 (filed herewith)
(10q)	Supplemental Employee Retirement Participation Agreement as restated with D. Lynn VanBurkolo-Nuzzo dated March 1, 2004 (filed herewith)

(10r)	Supplemental Employee Retirement Participation Agreement as restated with James Mayo dated March 1, 2004 (filed herewith)
(10s)	Supplemental Employee Retirement Participation Agreement as restated with Thomas R.Nelson dated March 1, 2004 (filed herewith)
(10t)	Supplemental Employee Retirement Participation Agreement as restated with James Rudgers dated March 1, 2004 (filed herewith)
(10u)
Hudson United Bancorp Inc. Supplemental Employee's Retirement Plan (as amended and restated effective October 1, 2002). (Incorporated by reference to the Company's filing on Form 10-k for the fiscal year ended December 31, 2002.)
(10v)	HUBCO, Inc. Directors Deferred Compensation Plan. (incorporated by reference from the Company's filing on Form 10-K for the fiscal year ended December 31, 2000)
(10w)	Hudson United Bancorp 2002 Stock Option Plan dated April 17,2002. (Incorporated by reference to the Company's filing on Form 10-k for the fiscal year ended 2002)
(10x)	Hudson United Bancorp Restricted Stock Plan of 1989, as amended (Filed herewith)
(10y)	Separation agreement with William A. Houlihan dated November 5, 2003 (filed herewith)
(10z)	Supplemental Employee Retirement Participation Agreement as restated with James Nall, dated March 5, 2004 (filed herewith)
21	List of Subsidiaries (Filed herewith).
23	Consent of Ernst & Young LLP, filed herewith
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kenneth T. Neilson, Chief Executive Officer of the Company and James W. Nall. Chief Financial Officer of the Company (filed herewith)
(b)
Current reports on Form 8-K

(1)
Current Report on Form 8-K dated October 17, 2003 (Furnishing third quarter earnings release for Hudson United Bancorp).

(2)
Current Report on Form 8-K dated December 2, 2003 (Furnishing Investment Presentation Materials)

(3)
Current Report on Form 8-K dated January 5, 2004 (Announcing the termination of the Company's banking business for its correspondent customers).

(4)
Current Report on From 8-K dated January 20, 2004 (Furnishing Fourth Quarter Earnings for Hudson United Bancorp)

(5)
Current Report on Form8-K dated March 2, 2004 (Announcing settlement of the Company's correspondent banking business)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON UNITED BANCORP
MARCH 15, 2004 DATE	By:	/s/ KENNETH T. NEILSON Kenneth T. Neilson Chairman, President and Chief Executive Officer
March 15, 2004 Date	By:	/s/ JAMES W. NALL James W. Nall Executive Vice President, Chief Financial Officer and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ KENNETH T. NEILSON Kenneth T. Neilson	Chairman, President and Chief Executive Officer and Director	March 15, 2004
/s/ JAMES W. NALL James W. Nall	EVP, CFO (Principal Financial Officer)	March 15, 2004
/s/ RICHARD ALBAN Richard Alban	SVP, Controller (Principal Accounting Officer)	March 15, 2004
/s/ ROBERT J. BURKE Robert J. Burke	Director	March 15, 2004
/s/ DONALD P. CALCAGNINI Donald P. Calcagnini	Director	March 15, 2004
/s/ JOAN DAVID Joan David	Director	March 15, 2004
/s/ BRYANT D. MALCOLM Bryant D. Malcolm	Director	March 15, 2004
/s/ W. PETER MCBRIDE W. Peter McBride	Director	March 15, 2004
/s/ CHARLES F.X. POGGI Charles F.X. Poggi	Director	March 15, 2004

/s/ DAVID A. ROSOW David A. Rosow	Director	March 15, 2004
/s/ JAMES E. SCHIERLOH James E. Schierloh	Director	March 15, 2004
/s/ JAMES E. SCHIERLOH James E. Schierloh	Director	March 15, 2004
/s/ JOHN H. TATIGIAN JR. John H. Tatigian Jr.	Director	March 15, 2004

QuickLinks

PART I
PART II
INVESTMENT SECURITIES PORTFOLIO Carrying Value at End of Each Year
SENSITIVITY TO CHANGES IN INTEREST RATES
REPORT OF INDEPENDENT AUDITORS
Hudson United Bancorp and Subsidiaries Consolidated Balance Sheets
Hudson United Bancorp and Subsidiaries Consolidated Statements of Income
Hudson United Bancorp and Subsidiaries Consolidated Statements of Stockholders' Equity
Hudson United Bancorp and Subsidiaries Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE SHEETS
STATEMENTS OF INCOME
STATEMENTS OF CASH FLOWS
PART III
SIGNATURES