Form 10-Q
period 2004-03-31
HUDSON UNITED BANCORP
filed 2004-05-10
CIK 703559

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: shares, no par value, 44,874,517 outstanding as of May 3, 2004.

HUDSON UNITED BANCORP

1

HUDSON UNITED BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$194,126	$272,636
Interest bearing due from banks	94,883	41,358

TOTAL CASH AND CASH EQUIVALENTS	$289,009	$313,994
Investment securities available for sale, at market value ($ 1,110 and $1,813 million pledged at March 31, 2004 and December 31, 2003 respectively)	$1,851,445	$2,706,185
Investment securities held to maturity, at cost; $816,304 market value ($748,995, at cost pledged at March 31, 2004)	$815,917	$—
Loans and leases:
Commercial and financial	$2,126,354	$2,137,499
Commercial real estate mortgages	989,182	993,937
Consumer	1,032,885	1,033,693
Credit card	296,680	326,713

Sub-total	$4,445,101	$4,491,842
Residential mortgages	156,981	167,913

TOTAL LOANS AND LEASES	$4,602,082	$4,659,755
Less: Allowance for loan and lease losses	(67,839)	(67,846)

NET LOANS AND LEASES	$4,534,243	$4,591,909
Premises and equipment, net	$124,063	$125,168
Other real estate owned	769	977
Intangibles, net of amortization	21,771	22,664
Goodwill	79,010	81,068
Investment in separate account bank owned life insurance	145,672	144,126
Other assets	110,746	114,567

TOTAL ASSETS	$7,972,645	$8,100,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,292,628	$1,328,586
NOW, money market and savings	3,063,369	3,009,821
Time deposits	1,886,601	1,904,952

TOTAL DEPOSITS	$6,242,598	$6,243,359
Repurchase agreements	438,584	532,485
Other borrowings	306,798	388,734

TOTAL BORROWINGS	$745,382	$921,219
Other liabilities	256,980	238,117
Subordinated debt	234,934	239,773

TOTAL LIABILITIES	$7,479,894	$7,642,468
Stockholders’ Equity:
Common stock, no par value; authorized 103,000,000 shares;
52,186,866 shares issued and 44,826,051 shares outstanding in 2004 and 52,186,866 shares issued and 44,798,901 shares outstanding in 2003	$92,788	$92,788
Additional paid-in capital	311,198	311,310
Retained earnings	253,174	237,046
Treasury stock, at cost, 7,360,815 shares in 2004 and 7,387,965 shares in 2003	(175,532)	(176,505)
Effect of Stock Based Compensation	(4,789)	(3,899)
Accumulated other comprehensive income (loss)	15,912	(2,550)

TOTAL STOCKHOLDERS’ EQUITY	$492,751	$458,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,972,645	$8,100,658

See Notes to Unaudited Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2004	2003
INTEREST AND FEE INCOME:
Loans and leases	$67,197	$72,337
Investment securities	30,590	29,448
Other	358	625

TOTAL INTEREST AND FEE INCOME	$98,145	$102,410

INTEREST EXPENSE:
Deposits	$11,958	$17,472
Borrowings	2,210	3,222
Subordinated and other debt	6,086	6,512

TOTAL INTEREST EXPENSE	$20,254	$27,206

NET INTEREST INCOME	$77,891	$75,204
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	5,600	7,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	$72,291	$68,204

NONINTEREST INCOME:
Retail service fees	$8,088	$9,003
Credit card fee income	7,199	6,396
Loan Fees	4,534	3,457
ATM and debit card fees	1,653	1,773
Separate account bank owned life insurance income	1,546	1,796
Trust income	798	495
Income From Landfill Investments	5,162	—
Trading asset gain	—	3,536
Securities (losses)/gains	3,470	(3,259)
Other income	3,113	3,686

TOTAL NONINTEREST INCOME	$35,563	$26,883

NONINTEREST EXPENSE:
Salaries and benefits	$25,635	$22,942
Occupancy expense	8,201	8,217
Equipment expense	4,480	4,493
Deposit and other insurance	621	520
Outside services – data processing	7,511	6,893
Outside services-other	8,204	5,444
Amortization of intangibles	1,244	1,055
Marketing expense	706	700
Telephone expense	1,366	1,445
Expense for Landfill Investments	5,882	—
Other expense	2,719	2,948

TOTAL NONINTEREST EXPENSE	$66,569	$54,657

INCOME BEFORE INCOME TAXES	41,285	40,430
PROVISION FOR INCOME TAXES	10,303	12,129

NET INCOME	$30,982	$28,301

NET INCOME PER COMMON SHARE
Basic	$0.69	$0.63
Diluted	$0.69	$0.63
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,808	44,756
Diluted	45,003	44,966

See Notes to Unaudited Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands)	2004	2003
NET INCOME	$30,982	$28,301
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized securities gains (losses) on available for sale securities arising during period (tax expense of $10,866 and tax benefit of $3,197 respectively)	$18,555	$(5,453)
Change in valuation of derivative contracts (tax benefit of $1,866 in 2003)	—	(2,702)
Less: reclassification for net gains (losses) included in net income (tax expense of $71 and tax benefit of $2,447 respectively)	93	(3,544)

Other comprehensive (loss) income	$18,462	$(4,611)

COMPREHENSIVE INCOME	$49,444	$23,690

See Notes to Unaudited Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except shares)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Treasury Stock	Effect of Stock Based Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2002	45,023,459	$92,788	$313,467	$177,544	$(169,871)	$(2,456)	$21,054	$432,526
Net income	—	—	—	112,321	—	—	—	112,321
Cash dividends ($1.18 cash paid per share)	—	—	—	(52,819)	—	—	—	(52,819)
Stock options exercised	250,383	—	(2,332)	—	7,778	—	—	5,446
Other transactions	(11,220)	—	175	—	(175)	—	—	—
Purchase of treasury stock	(527,095)	—	—	—	(16,525)	—	—	(16,525)
Effect of stock based compensation plans	63,374	—	—	—	2,288	(1,443)	—	845
Other comprehensive (loss)	—	—	—	—	—	—	(23,604)	(23,604)

Balance at December 31, 2003	44,798,901	$92,788	$311,310	$237,046	$(176,505)	$(3,899)	$(2,550)	$458,190

Net income	—	—	—	30,982	—	—	—	30,982
Cash dividends ($0.33 cash paid per share)	—	—	—	(14,854)	—	—	—	(14,854)
Stock options exercised	9,130	—	(112)	—	290	—	—	178
Purchase of treasury stock	(14,980)	—	—	—	(561)	—	—	(561)
Effect of stock compensation plans	33,000	—	—	—	1,244	(890)	—	354
Other comprehensive income	—	—	—	—	—	—	18,462	18,462

Balance at March 31, 2004	44,826,051	$92,788	$311,198	$253,174	$(175,532)	$(4,789)	$15,912	$492,751

See Notes to Unaudited Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$30,982	$28,301
Adjustments to reconcile net income to net cash provided by operating Activities:
Provision for loan and lease losses	5,600	7,000
Provision for depreciation and amortization	4,893	4,956
Amortization (Accretion) of investment securities premiums (discounts), net	1,497	4,160
Amortization of restricted stock	354
(Gain)/loss on sales of premises and equipment	22	(153)
Securities (gains)losses	(3,470)	(3,259)
Deferred income tax provision	9,679	(2,641)
(Increase)/decrease in other assets	(7,532)	9,102
Decrease in other liabilities	(5,920)	(40,039)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$36,105	$7,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities:
Available for sale	$202,926	$637,153
Proceeds from repayments and maturities of investment securities:
Available for sale	305,881	350,130
Purchases of investment securities:
Available for sale	(365,454)	(1,317,246)
Held to maturity	(73,300)
Decrease (increase) in loans other than purchases and sales	53,648	72,262
Increase in loans due to purchases	—	(2,718)
Credit card receivables purchased	(1,582)	—
Proceeds from sales of premises and equipment	12	407
Purchases of premises and equipment	(2,578)	(814)
Decrease (increase) in other real estate	208	271

NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	$119,761	$(260,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW and savings accounts	$17,590	$(63,005)
Net increase (decrease) in certificates of deposit	(18,351)	47,407
Net increase (decrease) in borrowings	(175,837)	249,968
Payment of subordinated debt securities	(8,826)	—
Proceeds from issuance of debt securities	19,810	35,000
Payment of debt securities	—	(25,300)
Proceeds from issuance of Common stock	178	927
Cash dividends paid	(14,854)	(12,692)
Acquisition of treasury stock	(561)	(16,525)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$180,851	$215,780

INCREASE IN CASH AND CASH EQUIVALENTS	$(24,985)	$(37,348)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	313,994	275,580

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$289,009	$238,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$17,874	$26,396
Taxes	10,809	12,956
Additional Disclosures Securities transferred from available for sale to held to maturity	742,617

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

NOTE A — BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements of Hudson United Bancorp and Subsidiary(“Hudson United” or “the Company”) include the accounts of the parent company, Hudson United Bancorp, and its wholly-owned subsidiary: Hudson United Bank (“the Bank”). These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information presented includes all adjustments and normal recurring accruals considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company’s significant accounting policies are outlined in Note 1 “Summary of Significant Accounting Policies in its Form 10-K for the year ended December 31, 2003, previously filed with the SEC. There have not been any significant changes in factors or methodology applied to our critical accounting policies since December 31, 2003 that would be considered material to the Company’s operations.

During May 2003, the Company acquired ownership interests in two companies, a wholly owned company and a 50% owned company, involved in landfill gas projects (“LPGs”). The Company has included both companies in the consolidated financial statements from their date of acquisition, the minority interest is included in other liabilities, income in the noninterest income category and expense in the noninterest expense category.

All intercompany accounts and transactions are eliminated in consolidation.

Trusts holding solely junior subordinated debentures of the Company that issued Company-obligated mandatory redeemable preferred capital securities have been deconsolidated and the junior subordinated debentures are included under other liabilities on the Company’s consolidated balance sheet, as a result of the application of FIN 46 and SFAS 150. Certain amounts from the prior year have been reclassified to the current year’s presentation.

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

A reconciliation of weighted average common shares outstanding and basic earnings per share to weighted average common shares outstanding assuming dilution and diluted earnings per share follows (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Basic Earnings Per Share
Net Income	$30,982	$28,301
Weighted average common shares outstanding	44,808	44,756
Basic earnings per share	$0.69	$0.63
Diluted Earnings Per Share
Net Income	$30,982	$28,301
Weighted average common shares outstanding	44,808	44,756
Effect of dilutive securities:
Stock options	195	214

Weighted average common shares outstanding assuming dilution	45,003	44,970
Diluted earnings per share	$0.69	$0.63

NOTE C – ACQUISITIONS/BUSINESS COMBINATIONS

The Company, through its subsidiary Hudson United Bank, acquired Flatiron Credit Company (“Flatiron”) on October 31, 2003. The purchase price of the acquisition was approximately $40 million in cash based on the estimated book value of Flatiron on the closing date of the acquisition. The Bank may also be obligated to make additional earn-out payments, based on the increase in net income of Flatiron in the next two years after the closing of the acquisition. The purchase price (excluding any potential earn-out payments) represents a $3.4 million premium to Flatiron’s estimated book value (before acquisition costs). During the first quarter of 2004 the Company finalized the book value calculation of Flatiron. This finalization resulted in a downward adjustment to goodwill for $2.1 million.

The Company acquired ownership interests in the second quarter of 2003 in two companies involved in landfill gas projects (“LGPs”). These LGPs lease gas rights within landfills and own and operate the equipment that recovers methane gas, and generate revenues by selling the gas. The Company as the owner of the LGPs is eligible to receive tax credits under Section 29 of the Internal Revenue Code (“Section 29 tax credits”), which are available to producers of fuel from non-conventional sources. These Section 29 tax credits were $6.3 million from acquisition in June 2003 through December 31, 2003 and $2.1 million for the first quarter of 2004. and are scheduled to expire on December 31, 2007. The acquisition occurred in connection with the satisfaction of a loan the Company had previously made to the prior owner of the LGPs. The LGPs or predecessor entities have been in existence since 1997.

NOTE D – INVESTMENT SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale and held to maturity at the dates indicated excluding trading assets (in thousands):

	March 31, 2004
	Amortized Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
Available for Sale
U.S. Treasury and Government Agencies(includes mortgage backed securities)	$862,075	$13,059	$(32)	$875,102
State and Political subdivisions	39,152	505	—	39,657
Asset backed and other debt securities	759,458	19,200	(8,032)	770,626
FHLB stock	16,250	—	—	16,250
Other securities	144,693	5,135	(18)	149,810

	$1,821,628	$37,899	$(8,082)	$1,851,445

	December 31, 2003
	Amortized Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
Available for Sale
U.S. Treasury and Government Agencies (includes mortgage backed securities)	$1,484,587	$6,464	$(15,157)	$1,475,894
State and Political subdivisions	39,560	514	—	40,074
Asset backed and other debt securities	1,027,682	15,548	(12,767)	1,030,463
FHLB stock	16,250	—	—	16,250
Other securities	141,429	2,175	(100)	143,504

	$2,709,508	$24,701	$(28,204)	$2,706,185

	March 31, 2004
	Amortized Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
Held to Maturity
U.S. Government securities/agencies (includes mortgage backed securities)	$690,509	$387	$—	$690,896
Asset backed and other debt securities	125,408	—	—	125,408

	$815,917	$387	$—	$816,304

Investment securities with a market value of $1,859 million at March 31, 2004 and $1,813 million at December 31, 2003 were pledged as collateral for public sector deposits, repurchase agreements, interest rate swaps and borrowings from the Federal Home Loan Bank and other counterparties.

Other equity securities include preferred stocks of Government Sponsored Entities, and common stocks of other financial institutions.

NOTE E – SUBORDINATED DEBT

On May 6, 2002, the Bank issued $200 million of 7.00% subordinated notes due May of 2012. The debentures bear interest at a fixed interest rate of 7.00% per annum payable semi-annually. The proceeds of the above issuance were used for general corporate purposes including providing Tier 2 Capital to Hudson United.

In September 1996, the Company issued $75 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at a fixed interest rate of 8.20% per annum payable semi-annually. The Company repurchased $7.0 million of this debt during 2002 and $37.8 million during 2003. The outstanding balance of this debt is $30.2 million as of March 31, 2004.

In January 1994, the Company issued $25.0 million aggregate principal amount of subordinated debentures which bore interest at a fixed rate of 7.75% per annum payable semi-quarterly. The debentures, matured in January of 2004, at which time, the Company redeemed this debt.

The Company has marked to market $85.0 million of its subordinated debt as a result of it being hedged by interest rate swaps accounted for as fair value hedges. The fair value adjustment as of March 31, 2004 on the Company’s subordinated debt was $4.7million.

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

NOTE F – JUNIOR SUBORDINATED DEBENTURES ASSOCIATED WITH CAPITAL TRUST SECURITIES

The Company issued on March 17, 2004, $20 million of capital trust preferred securities, with a final maturity of March 17, 2034, using Hudson United Statutory Trust I, a statutory business trust formed under the laws of the State of Connecticut. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $20.6 million principal amount variable rate Junior Subordinatd Debentures due 2034 of the Company. The capital trust preferred securities have a rate equal to the 3-month LIBOR plus 2.79% adjusting quarterly at each interest payment date.

On March 31, 2003, the Company issued $20 million of capital trust preferred securities, with a final maturity on April 15, 2033, using Hudson United Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $20.6 million principal amount at a fixed rate of 6.85% Junior Subordinated Debentures due 2038 of the Company. The capital trust preferred securities are callable at par on April 15, 2008, and have a fixed rate yield of 6.85% until the call date. Thereafter the yield on this issuance is based on 6-month LIBOR plus 3.30%. The Company issued on March 28, 2003, $15 million of capital trust preferred securities, with a final maturity of April 10, 2033, using Hudson United Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $15.5 million principal amount at a fixed rate of 6.45% Junior Subordinated Debentures due 2038 of the Company. The capital trust preferred securities are callable at par on April 24, 2008, and have a fixed rate yield of 6.45% until the call date.

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

On January 31, 1997, the Company issued $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital securities are redeemable by the Company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income tax is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. As of March 31, 2004, $45.0 million of the 8.98% Capital Securities and $46.5 Junior Subordinated Debentures respectively, remained outstanding.

The following is a maturity distribution of outstanding subordinated debt and junior subordinated debentures associated with capital trust securities, (which are included in the other liability section of the Company’s consolidated balance sheet at March 31, 2004:

Year Maturing	Year Callable/ Maturity	Subordinated Debt	Junior Subordinated Debentures	Total ($ millions)
2006	Not callable	$30,215		$30,215
2012	Not callable	204,719		204,719
2027	2007		46,500	46,500
2028	2008		51,500	51,500
2033	2008		35,068	35,068
2034	2009		20,430	20,430

		$234,934	$153,498	$388,432

The table above includes $4.7 million in mark to market adjustment that is included in the Company’s balance sheet on the portion of the Company’s subordinated debt that is hedged with interest rate derivatives and $1.2 million in issuance costs associated with the Company’s junior subordinated debentures.

Trusts holding solely junior subordinated debentures of the Company that issued Company-obligated mandatory redeemable preferred capital securities have been deconsolidated and the junior subordinated debentures are included under other liabilities on its consolidated balance sheet, as a result of the application of FIN 46 and SFAS 150.

The five outstanding issues of capital trust preferred securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation and are guaranteed by the Company. The net proceeds of the offerings are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The Basel Committee on Banking Supervision (“Basel Committee”) is developing a new set of risk-based capital standards(“New Accord”). In a press release dated January 15, 2004, it was announced that the Basel Committee will make further refinements to certain critical components of the New Accord. The Basel Committee intends to finalize the New Accord by mid-year 2004. U.S. banking regulators have proposed an effective date of January 1, 2007, for the New Accord, which will affect the Company. The Company will continue to monitor the progress of the Basel initiative. The consideration of the impact of FIN 46 for capital trust securities has not yet been finalized by the Federal Reserve. The Company is currently including the allowable portion of its trust preferred securities in the calculation of regulatory capital. Depending upon the final interpretation given, there may be a material impact upon the Company’s regulatory capital.

NOTE G:—STOCK BASED COMPENSATION

The Board of Directors adopted and the shareholders, approved on April 17,2002, the 2002 Stock Option Plan, which provides for the issuance of up to 1,250,000 stock options to employees of the Company, in addition to those previously granted. The option or grant price cannot be less than the fair market value of the common stock at the date of the grant. As of the adoption date there were no further issuances from any of the previous plans. There are other options outstanding that were granted under the plans of acquired companies. As of March 31, 2004, there remained 912,700 shares and as of December 31, 2003 there remained 915,700 shares available for grant from the 2002 Stock Option Plan.

The Company has a restricted stock plan in which 4,597 shares, as of March 31, 2004, of the Company’s common stock may be granted to officers and key employees. On April 21, 2004 the Company’s shareholders approved the addition of 1.0 million shares to this plan, for future issuances.

If compensation cost had been determined based on the fair value at the grant dates for stock options awarded under the Company’s plans consistent with the method of SFAS No. 123, the Company’s net income and income per share would have been reduced to the proforma amounts indicated below for quarter end and period end March 31, 2004 and March 31,2003. The Company has adopted the prospective method of recording stock compensation expense effective January 1, 2003 (in thousands except per share data):

		Three months ended
		March 31, 2004	March 31, 2003
Net income	As reported	$30,982	$28,301
Plus: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported (1)		266	105
Less: Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income, if the fair value method had been applied to all awards (2)		2,675	2,333
	Pro forma	$28,573	$26,073
Basic earnings per share	As reported	$0.69	$0.63
	Pro forma	$0.63	$0.58
Diluted earnings per share	As reported	$0.69	$0.63
	Pro forma	$0.64	$0.58

(1)	Includes expenses for both stock options and restricted stock

(2)	Includes expenses for stock options for all awards, including awards granted in years prior to adoption of SFAS No. 148 and restricted stock

NOTE H:INCOME TAXES

The following represents the components of the Company’s income tax expense for the periods ended March 31:

	March 31, 2004	March 31, 2003
Federal taxes	$10,053	12,003
State taxes	250	126

Total	$10,303	$12,129

A reconciliation of the provision for income taxes, as reported, with the Federal income tax at the statutory rate for the period ended March 31 is as follows (in thousands)

	March 31, 2004	March 31, 2003
Tax at statutory rate	$14,450	$14,151
Increase (decrease) in taxes resulting from:
Section 29 tax credits	(2,082)	—
Tax-exempt income	(1,862)	(1,825)
State income taxes, net of Federal income tax benefit	163	82
Other, net	(366)	(279)

Provision for income taxes	$10,303	$12,129

NOTE I: COMMITMENTS AND CONTINGENT LIABILITIES

The Company and its subsidiaries, from time to time, may be defendants in legal proceedings. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these legal proceedings will not have a material effect on the financial condition of the Company.

In the normal course of business, the Company and its subsidiaries have various commitments and contingent liabilities such as commitments to extend credit, letters of credit and liability for assets held in trust which are not reflected in the accompanying financial statements. Loan commitments, commitments to extend lines of credit and stand-by letters of credit are made to customers in the ordinary course of business. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. As of March 31, 2004 the Company had a total of $ 2,342 million in commitments to extend credit, $56.3 million in standby letters of credit and $15.0 million in commercial letters of credit.

NOTE J: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following table outlines the Company’s net periodic benefit costs for each of the income statement period contained in this report on Form 10-Q:

	March 31, 2004	March 31, 2003
Service cost	$568	$532
Interest cost	767	727
Expected return on plan assets	(1,201)	(941)
Amortization of unrecognized transition asset	—	(18)
Amortization on unrecognized gains	68	221
Amortization of unrecognized past service liability	20	19

Net periodic benefit costs:	$222	$540

The Company did not have any gains or losses on settlements, prior service costs or recognized gains or losses in the three month periods ended March 31, 2004 and March 31, 2003.

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

•	unexpected changes in interest rates,

•	deterioration in economic conditions,

•	deterioration in deposit and loan volume trends,

•	deterioration in levels of loan quality,

•	one or more changes in business models or failure to realize expected cost savings or revenue enhancements from changes in business models and acquisitions,

•	the continued existence and availability of tax credits, especially its Section 29 credits and other tax advantaged investments

•	the effects of legal, tax and regulatory provisions applicable to the Company.

The Company assumes no obligation for updating any such forward-looking statements at any time. Information on potential factors that could cause the Company’s financial results to differ from the forward-looking statements also is included from time to time in the Company’s public reports filed with the SEC, including in our Form 10-K for the year ending December 31, 2003.

RESULTS OF OPERATIONS

OVERVIEW

The Company had net income of $31.0 million, or $0.69 per diluted share, for the first quarter of 2004 compared to $28.3 million, or $0.63 per diluted share for the comparable period in 2003.

The Company’s return on average equity was 26.51% and return on average assets was 1.54% for the first quarter of 2004. The net interest margin was 4.25 % for the first quarter of 2004. The Company’s return on average equity was 26.86%, return on average assets was 1.49% for the first quarter of 2003. The net interest margin was 4.36% for the first quarter of 2003.

NET REVENUE

Net revenue, which is the sum of net interest income and noninterest income, was $113.5 million for the first quarter of 2004. This was comprised of net interest income of $77.9 million and noninterest income of $35.6 million. Net revenue for the first quarter of 2003 was $102.1 million. This was comprised of net interest income of $75.2 million and noninterest income of $26.9 million. Net revenue for the first quarter of 2004 increased by $11.4 million, or 11.1%, compared to the first quarter of 2003. The increase to the first quarter of 2004 from the first quarter of 2003 is primarily attributed to decreased interest expense on deposits, along with income from landfill investments and security gains.

NET INTEREST INCOME

Net interest income for the first quarter of 2004 was $77.9 million and the net interest margin on a tax equivalent basis was 4.25%. Net interest income for the first quarter of 2003 was $75.2 million and the net interest margin, on a tax equivalent basis, was 4.36%. Net interest income increased by $2.7 million in the first quarter of 2004 compared to the first quarter of 2003. The increase in net interest income was due primarily to lower interest expense on deposits. This was offset in part by lower interest income on loans primarily attributable to prepayments on existing loans and subsequent new loans being originated at lower interest rates.

NONINTEREST INCOME

Noninterest income was $35.6 million in the first quarter of 2004 and $26.9 million in the first quarter of 2003. Noninterest income increased by $8.7 million, or 32.3%, compared to the first quarter of 2003. The increase in noninterest income was due mainly to gains on sales of securities and income from landfill gas companies in 2004 partially offset by reduced correspondant banking fees for the terminated business in December 2003.

NONINTEREST EXPENSE

Noninterest expense was $66.6 million for the first quarter of 2004 compared to $54.7 million for the first quarter of 2003. The increase in noninterest expense in the first quarter of 2004 compared to the first quarter of 2003 was due primarily to increases in salaries and benefits, expenses from landfill investments and other outside services. The increase in salaries and benefits in first quarter 2004 was primarily due to the acquisition of Flatiron Credit Company on October 31, 2003. The

increase in other outside service fees includes unusual professional fees of $2.7 million primarily resulting from the Company’s termination of its correspondent banking business

INCOME TAXES

The Company’s pretax income for the first quarter of 2004 increased by $0.9 million to $41.3 million compared to the first quarter of 2003. The Company’s provision for income taxes was $10.3 million for the quarter ended March 31, 2004 compared to $12.1 million for the first quarter of 2003. The lower tax provision in the first quarter of 2004 compared to 2003 was primarily due to Section 29 energy tax credits from the Company’s investment in landfill gas companies, which were acquired in the second quarter of 2003.

PROVISION FOR LOAN AND LEASE LOSSES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $5.6 million for the first quarter of 2004 and $7.0 million for the first quarter of 2003. The decrease in 2004 over 2003 was due to the lower levels of nonperforming loans at March 31, 2004 as well as lower charge-offs. Net charge offs for the first quarter of 2004 were $5.6 million, which was equal to the provision for loan and leases losses.

The allowance for loan and lease losses totaled $67.8 million at March 31, 2004 and December 31, 2003 . It represented 477% of nonperforming loans and leases at March 31, 2004, compared to 513% at December 31, 2003. The allowance for loan and lease losses as a percentage of total loans and leases was 1.47% at March 31, 2004 and 1.46% at December 31, 2003.

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

Consideration is also given to the changed risk profile brought about by business combinations, knowledge about customers and industries, the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company’s lending staff, underwriting policies, loss histories, delinquency trends, nature of economic and business conditions, and any concentration in the portfolio including real estate related loans located in the northeastern part of the United States. Since many of the loans depend upon the sufficiency of real estate collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss. Other evidence used to determine the amount of the Allowance and its components are as follows:

•	regulatory and other examinations

•	the amount and trend of criticized loans

•	actual losses

•	peer comparisons with other financial institutions

•	opportunities to dispose of marginally performing loans for cash consideration

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at March 31, 2004.

Non Performing Loans and Non Performing Assets

Nonperforming loans and leases totaled $14.2 million at March 31, 2004. This was an increase of $1.0 million, or 7.6%, compared to $13.2 million of nonperforming loans and leases as of December 31, 2003. Nonperforming loans and leases were 0.31% of total loans and leases at March 31, 2004, compared to 0.28% at December 31, 2003.

Nonperforming assets were $15.0 million at March 31, 2004, up from $14.2 million at December 31, 2003. Nonperforming assets as a percent of loans, leases and OREO were 0.33% at March 31, 2004 and 0.30% at December 31, 2003.

The following table presents the composition of non-performing assets and selected asset quality ratios at the dates indicated (in thousands):

	March 31, 2004	December 31, 2003
Nonaccrual Loans:
Commercial	$8,536	$7,555
Real Estate	5,542	5,477
Consumer	133	185

Total Nonaccrual Loans	$14,211	$13,217
Other Real Estate Owned	769	977

Total Nonperforming Assets	$14,980	$14,194

Nonaccrual Loans to Total Loans and Leases	0.31%	0.28%
Allowance for Loan and Lease Losses to Nonaccrual Loans	477%	513%

Loans Past Due 90 Days and Still Accruing

The following table shows loans past due 90 days or more and still accruing, along with the applicable asset quality ratios (in thousands):

	March 31, 2004	December 31, 2003
Loans Past Due 90 Days or More and Accruing
Commercial	$1,236	$4,107
Real Estate	4,497	2,867
Consumer	1,433	2,228
Credit card	6,822	7,481

Total Past Due Loans	$13,988	$16,683

As a percent of Total Loans and Leases	0.30%	0.36%

Allowance for Loan and Lease Losses

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Summary of Activity in the Allowance By Loan Category
	Year to Date March 31, 2004		Year Ended December 31, 2003
(Dollars in thousands)
Amount of Loans and Leases Outstanding at Period End	$4,602,082		$4,659,755

Daily Average Amount of Loans and Leases Outstanding	$4,604,370		$4,333,434

Allowance for Loan and Lease Losses
Balance at beginning of the period	$67,846		$71,929
Loans charged off:
Real estate	$738		$1,427
Commercial	972		7,825
Consumer	6,768		28,214
Other	5		—

Total loans charged off	$8,483		$37,466

Recoveries:
Real estate	$140		$928
Commercial	1,076		4,412
Consumer	1,660		6,905
Other	—		168

Total recoveries	$2,876		$12,413

Net loans charged off	$5,607		$25,053
Provision for loan and lease losses, portfolio loans	5,600		26,000
Reclassification of acquired reserves of credit card portfolios to loans	—		(5,030)

Balance at period end	$67,839		$67,846

Allowance for Loan and Lease Losses to Total Loans and Leases	1.47%		1.46%

Provision for loan and lease losses, as a percentage of average loans and leases outstanding	0.49	%(1)	0.60%

Net loans charged off during period to average loans and leases outstanding	0.49	%(1)	0.58%

(1)	Annualized

FINANCIAL CONDITION

Loan and lease categories consisting of commercial and financial, commercial real estate, consumer, and credit card loans totaled $4.4billion at March 31, 2004, compared to $4.5 billion at December 31, 2003 and $4.0 billion at March 31, 2003. These four loan and lease categories are the areas of loans that the Company emphasizes. This is because they generally have more attractive yields; interest rate sensitivity; and maturity characteristics than single family loans. These four loan and lease categories represented approximately 97% of loans and leases at March 31, 2004, compared to 96% at December 31, 2003 and 94% of loans and leases at March 31, 2003. The total loan to deposit ratio at March 31, 2004 and December 31, 2003 was 74% and 75% respectively.

Total investment securities were $2.7 billion at March 31, 2004, including $742.6 million transferred from available for sale to held to maturity. Investment securities totaled $2.7 billion at December 31, 2003 and $2.8 billion at March 31, 2003, excluding trading assets of $133.5 million. Total assets were $8.0 billion at March 31, 2004, compared to $8.1 billion at December 31, 2003 and $7.8 billion at March 31, 2003.

Total deposits were $6.2 billion at March 31, 2004 and December 31, 2003.

Total borrowings were $745.4 million at March 31, 2004 and $921.2 million at December 31, 2003. The decrease in borrowings was due mainly to repayment of the Company’s short-term advances with the Federal Home Loan Bank.

In the first quarter of 2004 the Company received final settlement for the book value calculation of Flatiron Credit at time of acquisition. This resulted in a downward adjustment to goodwill for $2.1 million.

Total stockholders’ equity was $492.8 million and book value per common share was $10.99 at March 31, 2004. All regulatory capital ratios exceed those necessary to be considered a well-capitalized institution.

The increase in stockholders’ equity resulted primarily from $31.0 million of net income, offset by payment of cash dividends of $14.9 million and treasury repurchases of $0.5 million, plus stock compensation transactions of $0.5 million and an increase in accumulated other comprehensive income of $18.5 million.

The Company repurchased 14,980 shares in the first quarter of 2004, at an average price of $37.48 per share. The total cash allocated for these repurchases were $0.6 million. These repurchases were related to the vesting of shares under the Company’s Restricted Stock Award Program.

Total shares outstanding were 44.8 million shares at March 31, 2004 and December 31, 2003, and 44.5 million shares at March 31, 2003.

The Company paid cash dividends of $0.33 per share in the first quarter of 2004 and $1.18 for the full year 2003. Total cash allocated for the dividends was $14.9 million for the first quarter of 2004 and $52.8 for the full year 2003.

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

The Company evaluates on a monthly basis its simulation model to measure the sensitivity of net interest income to changes in market interest rates. There have been no material changes in these monthly simulations from the Company’s results outlined in its Form 10-K for the year ended December 31, 2003.

The Company enters into interest rate derivative contracts (interest rate swaps) from time to time for asset liability management purposes. The notional amount of the derivative contracts totaled $590 million at March 31, 2004 and $590 million at December 31, 2003.

The purpose of these contracts is to attempt to limit the volatility in the Company’s net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company’s overall asset liability risk. Management did not enter into these contracts for speculative purposes. Under SFAS No. 133, the Company has adopted hedge accounting for these contracts. The derivative contracts hedging the fixed rate certificates of deposit and fixed rate debt and that have payments linked to LIBOR are accounted for as “fair value” hedges using the “short-cut method” under SFAS No. 133. Under the short-cut method, any changes in value of the hedged item is assumed to be exactly as much as the change in the value of the derivative contract. Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings. All of the derivative contracts outstanding as of March 31, 2004 that are hedges for the Company’s borrowings and certificates of deposit are indexed to LIBOR. Changes in interest rates will impact the cash flows and valuation of such derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario.

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

Capital

The capital ratios for the Company at March 31, 2004, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Holding Company Capital Ratios

	Ratios at March 31, 2004	Minimum Regulatory Guidelines for Well- Capitalized
Total Risk-Based Capital	14.42%	10.0%
Tier 1 Risk-Based Capital	9.50%	6.0%
Tier 1 Leverage Ratio	6.83%	4.0%

Bank Capital Ratios
	Ratios at March 31, 2004	Minimum Regulatory Guidelines for Well- Capitalized
Total Risk-Based Capital	13.44%	10.0%
Tier 1 Risk-Based Capital	8.72%	6.0%
Tier 1 Leverage Ratio	6.26%	4.0%

The Company is not aware of any current recommendations by the regulatory authorities that would have a material adverse effect on the Company’s capital resources or operations, other than the potential impact of FIN 46 as described under Note F.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

(see discussion above under “Market Risk, Interest rate Risk”)

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, control may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

On March 2, 2004 Hudson United Bank entered into a complete settlement with the New York County District Attorney’s Office. Under the terms of the agreement, the Company agreed to pay $3.5 million to the City of New York and $1.5 million to the District Attorney’s office for the costs of the investigation. The Company, which recently upgraded its compliance program, agreed to continue its corrective actions. The $5 million was charged against fourth quarter 2003 results of operations. Further expenses were incurred in the first quarter of 2004 as disclosed earlier in this document. The settlement agreement provides that the Company will prepare enhanced written policies and procedures and implement a Company wide compliance training program. The estimated cost of professional fees related to these initiatives is approximately $1.0 million and will be expensed when incurred.

The FDIC has recently completed a review of the Bank’s compliance with the Bank Secrecy Act and U.S. Patriot Act. Although the Report of Examination has not been finalized, management believes there is a likelihood of an enforcement action by the FDIC arising from the banking business conducted at 90 Broad St., New York, New York which was terminated by the Bank in the fourth quarter of 2003 and the Bank’s domestic compliance program for anti-money laundering.

Item 2(e)	Issuer Repurchases of Its Equity Shares During the Quarter

	Total number shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
January 1-31, 2004	2,081	$36.18	2,081-	3,957,606
February 1-29, 2004	—	—	—	3,957,606
March 1-31, 2004	12,899	$37.69	12,899	3,944,707

In November 1993, the Company’s Board of Directors authorized management to repurchase up to 10 percent of its outstanding common stock each year. The program may be discontinued or suspended at any time, and there is no assurance that the Company will purchase the full amount authorized. The acquired shares are to be held in treasury and to be used for stock option and other employee benefit plans, stock dividends, or in connection with the issuance of common stock in pending or future acquisitions. In June 2000, the Company’s Board of Directors authorized the repurchase of up to 20% of the Company’s outstanding shares. In June 2001, the Company’s Board of Directors extended the Company’s stock repurchase program until December 2002 and authorized additional repurchases of up to 10% of the Company’s outstanding shares. The Board further authorized on January 30, 2003 the repurchase of up to $4.5 million outstanding shares of the Company. This most recent authorization will expire on June 30, 2004. The 14,980 shares repurchased during the first quarter of 2004 were related to the vesting of shares under the Company’s Restricted Stock Award Program.

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

4(a) Indenture dated March 17, 2004, between Hudson United Bancorp, and U.S. National Bank Association as Trustee for $20,000,000 Floating Rate Junior Subordinated Deferred Interest Debentures due 2034 (filed herewith)

4(b) Guarantee agreement dated March 17, 2004 between Hudson United Bancorp, and U.S. Bank National Association (filed herewith)

4(c) Amended and Restated Declaration of Trust dated March 17, 2004, by and among Hudson United Bancorp, U.S. Bank National Association, Kenneth T. Neilson, James W. Nall and George Amentas as Administrators (filed herewith)

4(d) Placement agreement dated March 8, 2004 between Hudson United Bancorp, and Hudson United Statutory Trust I, a Connecticut statutory trust (filed herewith)

31.1	Certification of Chief Executive Officer. (filed herewith)

31.2	Certification of Chief Financial Officer. (filed herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Kenneth T. Neilson, Chief Executive Officer of the Company, and James W. Nall, Chief Financial Officer of the Company. (filed herewith)

(b) Current Reports on Form 8-K –

1)	Current Report on Form 8-K dated January 5, 2004, (Announcing that in December 2003, the Company terminated its banking business for its correspondent customers)

2)	Current Report on Form 8-K dated January 21, 2004, (Furnishing fourth quarter earnings for Hudson United Bancorp)

3)	Current Report on Form 8-K dated January 29, 2004, (Regarding the Company’s Investor Presentation)

4)	Current Report on Form 8-K dated March 2, 2004, (Announcing that the Company entered into a settlement concerning its banking business for correspondent customers)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON UNITED BANCORP

May 10, 2004	By:	/s/ KENNETH T NEILSON

DATE		Kenneth T. Neilson Chairman, President and Chief Executive Officer

May 10, 2004	By:	/s/ JAMES W. NALL

DATE		James W. Nall Executive Vice President, Chief Financial Officer and Chief Accounting Officer