Form 10-Q
period 2004-06-30
HUDSON UNITED BANCORP
filed 2004-08-09
CIK 703559

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: shares, no par value 44,948,148 outstanding as of July 31, 2004.

HUDSON UNITED BANCORP

HUDSON UNITED BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$223,044	$272,636
Interest bearing due from banks	35,787	41,358

TOTAL CASH AND CASH EQUIVALENTS	$258,831	$313,994

Investment securities available for sale, at market value ($1,997 and $1,813 million pledged at June 30, 2004 and December 31, 2003 respectively)	$2,892,400	$2,706,185
Investment securities held to maturity, at cost; $583 thousand market value ($553 million, at cost pledged, at June 30, 2004)	$613,655	$—
Loans and leases:
Commercial and financial	$2,208,139	$2,137,499
Commercial real estate mortgages ($190 million pledged at June 30, 2004)	1,041,677	993,937
Consumer	1,049,631	1,033,693
Credit card	323,763	326,713

Sub-total	$4,623,210	$4,491,842
Residential mortgages	140,571	167,913

TOTAL LOANS AND LEASES	$4,763,781	$4,659,755
Less: Allowance for loan and lease losses	(66,048)	(67,846)

NET LOANS AND LEASES	$4,697,733	$4,591,909

Premises and equipment, net	122,965	125,168
Goodwill	79,009	81,068
Core deposit and other intangibles, net of amortization	20,548	22,664
Investment in separate account bank owned life insurance	147,173	144,126
Other assets	126,404	115,544

TOTAL ASSETS	$8,958,718	$8,100,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,354,671	$1,328,586
NOW, money market and savings	3,062,544	3,009,821
Time deposits	1,711,778	1,904,952

TOTAL DEPOSITS	$6,128,993	$6,243,359
Repurchase agreements	583,325	532,485
Other borrowings	1,283,395	388,734

TOTAL BORROWINGS	$1,866,720	$921,219
Other liabilities	256,293	238,117
Subordinated debt	228,542	239,773

TOTAL LIABILITIES	$8,480,548	$7,642,468
Stockholders’ Equity:
Common stock, no par value; authorized 103,000,000 shares; 52,186,866 shares issued and 44,948,148 shares outstanding in 2004 and 52,186,866 shares issued and 44,758,366 shares outstanding in 2003	92,788	92,788
Additional paid-in capital	309,759	311,310
Retained earnings	270,000	237,046
Treasury stock, at cost 7,238,718 shares in 2004 and 7,428,500 shares in 2003	(171,098)	(176,505)
Other Stock Compensation	(6,558)	(3,899)
Accumulated other comprehensive income (loss)	(16,721)	(2,550)

TOTAL STOCKHOLDERS’ EQUITY	$478,170	$458,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,958,718	$8,100,658

See Notes to Consolidated Financial Statements

December 31,2003 Balance sheet from audited financial statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,
(in thousands, except per share data)	2004	2003
INTEREST AND FEE INCOME:
Loans and leases	$66,462	$68,533
Investment securities	33,412	32,503
Other	355	329

TOTAL INTEREST AND FEE INCOME	$100,229	$101,365

INTEREST EXPENSE:
Deposits	$10,986	$15,391
Borrowings	4,929	3,847
Subordinated and other debt	6,217	5,929

TOTAL INTEREST EXPENSE	$22,132	$25,167

NET INTEREST INCOME	$78,097	$76,198
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	4,750	7,000

NET INTEREST INCOME AFTER TOTAL PROVISION FOR LOAN AND LEASE LOSSES	$73,347	$69,198

NONINTEREST INCOME:
Retail service fees	$7,702	$9,456
Credit card fee income	6,929	6,073
Loan Fees	4,755	3,104
ATM and debit card fees	1,820	1,969
Separate account bank owned life insurance income	1,501	1,775
Trust income	811	693
Income from Landfill Investments	10,453	2,404
Other income	4,264	3,859
Impairment on mortgage related servicing assets	—	(2,004)
Securities gains	857	2,364
Trading asset losses	—	(87)

TOTAL NONINTEREST INCOME	$39,092	$29,606

NONINTEREST EXPENSE:
Salaries and benefits	$25,400	$24,261
Occupancy expense	7,435	7,373
Equipment expense	4,346	4,879
Outside services - data processing	8,056	7,906
Outside services-other	7,174	6,105
Amortization of intangibles	1,223	1,056
Marketing expense	2,787	881
Deposit and other insurance	640	519
Telephone expense	1,495	1,551
Expense from Landfill Investments	7,497	3,598
Other expense	3,737	870

TOTAL NONINTEREST EXPENSE	$69,790	$58,999

INCOME BEFORE INCOME TAXES	$42,649	$39,805
PROVISION FOR INCOME TAXES	10,990	10,670

NET INCOME	$31,659	$29,135

NET INCOME PER COMMON SHARE
Basic	$0.71	$0.65
Diluted	$0.70	$0.65
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,651	44,614
Diluted	44,920	44,829

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six Months Ended June 30,
(in thousands, except per share data)	2004	2003
INTEREST AND FEE INCOME:
Loans and leases	$133,659	$140,870
Investment securities	64,002	61,951
Other	713	954

TOTAL INTEREST AND FEE INCOME	$198,374	$203,775

INTEREST EXPENSE:
Deposits	$22,944	$32,863
Borrowings	7,139	7,069
Subordinated and other debt	12,303	12,441

TOTAL INTEREST EXPENSE	$42,386	$52,373

NET INTEREST INCOME	$155,988	$151,402
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	10,350	14,000

NET INTEREST INCOME AFTER TOTAL PROVISION FOR LOAN AND LEASE LOSSES	$145,638	$137,402
NONINTEREST INCOME:
Retail service fees	$15,790	$18,459
Credit card fee income	14,128	12,469
Loan Fees	9,289	6,561
ATM and debit card fees	3,473	3,742
Separate account bank owned life insurance income	3,047	3,571
Trust income	1,609	1,188
Income from Landfill Investments	15,615	2,404
Other Income	7,377	7,545
Impairment on mortgage related servicing assets	—	(2,004)
Securities gains/(losses)	4,327	(895)
Trading asset gains	—	3,449

TOTAL NONINTEREST INCOME	$74,655	$56,489

NONINTEREST EXPENSE:
Salaries and benefits	$51,035	$47,203
Occupancy expense	15,636	15,590
Equipment expense	8,826	9,372
Outside services – data processing	15,567	14,799
Outside services-other	15,378	11,549
Amortization of intangibles	2,467	2,111
Marketing expense	3,493	1,581
Deposit and other insurance	1,261	1,039
Telephone expense	2,861	2,996
Expense from Landfill Investments	13,379	3,598
Other expense	6,456	3,818

TOTAL NONINTEREST EXPENSE	$136,359	$113,656

INCOME BEFORE INCOME TAXES	$83,934	$80,235
PROVISION FOR INCOME TAXES	21,293	22,799

NET INCOME	$62,641	$57,436

NET INCOME PER COMMON SHARE
Basic	$1.40	$1.29
Diluted	$1.40	$1.28
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,624	44,684
Diluted	44,901	44,880

See Notes to Consolidated Financial Statements

H UDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30
(In thousands)	2004	2003
NET INCOME	$31,659	$29,135
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized securities (losses)/gains arising during period (tax benefit of $20,309 and tax expense of $2,814)	$(33,781)	$4,412
Amortization of net unrealized losses arising from the transfer of securities from AFS to HTM (tax expense of $402)	535

Change in valuation of derivative contracts (tax benefit of $605 in 2003)	—	(982)
Less: reclassification for net losses included in net income (tax benefits of $461 and tax benefit of $2,015 respectively)	(613)	(3,268)

Other comprehensive income	$(32,633)	$6,698

COMPREHENSIVE INCOME/(LOSS)	$(974)	$35,833

	Six Months Ended June 30
(In thousands)	2004	2003
NET INCOME	$62,641	$57,436
OTHER COMPREHENSIVE INCOME NET OF TAX:
Net unrealized securities losses arising during period (tax benefits of $9,443 and $383 respectively)	$(15,226)	$(1,041)
Amortization of net unrealized losses arising from the transfer of securities from AFS to HTM (tax expense of $402)	535	—

Change in valuation of derivative contracts (tax benefit $2,471 in 2003)	—	(3,684)
Less: reclassification for net losses included in net income (tax benefits of $390 and $4,462 respectively)	$(520)	(6,812)

Other comprehensive income	$(14,171)	$2,087

COMPREHENSIVE INCOME/(LOSS)	$48,470	$59,523

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except shares)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Treasury Stock	Effect of Stock Based Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2002	45,023,459	$92,788	$313,467	$177,544	$(169,871)	$(2,456)	$21,054	$432,526

Net income	—	—	—	112,321	—	—	—	112,321
Cash dividends ($1.18 cash paid per share)	—	—	—	(52,819)	—	—	—	(52,819)
Stock options exercised	250,383	—	(2,332)	—	7,778	—	—	5,446
Other transactions	(11,220)	—	175	—	(175)	—	—	—
Purchase of treasury stock	(527,095)	—	—	—	(16,525)	—	—	(16,525)
Effect of stock based compensation plans	63,374	—	—	—	2,288	(1,443)	—	845
Other comprehensive income	—	—	—	—	—	—	(23,604)	(23,604)

Balance at December 31, 2003	44,798,901	$92,788	$311,310	$237,046	$(176,505)	$(3,899)	$(2,550)	$458,190

Net income	—	—	—	62,641	—	—	—	62,641
Cash dividends ($0.66 cash paid per share)	—	—	—	(29,687)	—	—	—	(29,687)
Stock options exercised	72,677	—	(1,551)	—	2,541	—	—	990
Other transactions	—	—	—	—	—	—	—	—
Purchase of treasury stock	(14,980)	—	—	—	(561)	—	—	(561)
Effect of stock based compensation plans	91,550	—	—	—	3,427	(2,659)	—	768
Other comprehensive income	—	—	—	—	—	—	(14,171)	(14,171)

Balance at June 30, 2004	44,948,148	$92,788	$309,759	$270,000	$(171,098)	$(6,558)	$(16,721)	$478,170

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$62,641	$57,436
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	10,350	14,000
Provision for depreciation and amortization	8,665	9,588
Amortization (Accretion) of investment securities premiums (discounts), net	3,830	12,535
Amortization on stock based compensation	768	238
Impairment on mortgage servicing assets	—	2,004
Securities (gains) / losses	(4,327)	895
Trading gains	—	(3,449)
(Gain) / Loss on sales of premises and equipment	69	(153)

(Increase)/Decrease in other assets	(4,750)	(9,488)
Decrease in other liabilities	(1,634)	(77,058)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$75,612	$6,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities:
Available for sale	$352,429	$1,033,336
Proceeds from repayments and maturities of investment securities:
Available for sale	668,667	747,301
Held to maturity	199,930
Purchases of investment securities:
Available for sale	(1,969,921)	(2,125,518)
Held to maturity	(73,300)
Net (increase) / decrease in loans other than purchases and sales	(120,595)	6,668
Increase in loans due to purchases	—	(2,718)
Proceeds from sales of loans	6,003	—
Acquisition of credit card assets	(1,582)	(7,373)
Proceeds from sales of premises and equipment	12	407
Purchases of premises and equipment	(4,076)	(2,549)
(Increase) / Decrease in foreclosed property	(1,167)	115

NET CASH USED IN INVESTING ACTIVITIES	$(943,600)	$(350,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase / (decrease) in demand, now and money market deposits	$78,808	$24,931
Net increase / (decrease) in Time Deposits	(193,174)	6,897
Net increase / (decrease) in borrowings	945,501	384,681
Payment of subordinated debt securities	(8,862)	(34,360)
Proceeds from issuance of debt securities	19,810	33,959
Payment of debt securities	—	(25,300)
Proceeds from issuance of Common stock	990	4,524
Cash dividends	(29,687)	(26,034)
Acquisition of treasury stock	(561)	(16,525)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$812,825	$352,773

INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	$(55,163)	$8,990
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	313,994	275,580

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$258,831	$284,570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$41,803	$54,831
Taxes	32,983	23,061
Additional Disclosures
Securities transferred from available for sale to held to maturity	$742,617	$—

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

Trusts holding solely junior debentures of the Company that issued Company-obligated mandatory redeemable preferred capital securities have been deconsolidated and the junior debentures are included under other liabilities on the Company’s consolidated balance sheet, as a result of the application of FIN 46 and SFAS 150.

Certain amounts from the prior year have been reclassified to the current year’s presentation.

NOTE B — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the incremental number of shares issuable from restricted stock and the exercise of stock options, calculated using the treasury stock method.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands, except per share data):

	Three Months Ended June 30,
	2004	2003
Basic Earnings Per Share
Net Income	$31,659	$29,135
Weighted average common shares outstanding	44,651	44,614
Basic earnings per share	$0.71	$0.65
Diluted Earnings Per Share
Net Income	$31,659	$29,135
Weighted average common shares outstanding	44,651	44,614
Effect of dilutive securities:
Stock options	269	215

Weighted average common shares outstanding assuming dilution	44,920	44,829
Diluted earnings per share	$0.70	$0.65

	Six Months Ended June 30,
	2004	2003
Basic Earnings Per Share
Net Income	$62,641	$57,436
Weighted average common shares outstanding	44,624	44,684
Basic earnings per share	$1.40	$1.29
Diluted Earnings Per Share
Net Income	$62,641	$57,436
Weighted average common shares outstanding	44,624	44,684
Effect of dilutive securities:
Stock options	277	196

Weighted average common shares outstanding assuming dilution	44,901	44,880
Diluted earnings per share	$1.40	$1.28

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

NOTE D – INVESTMENT SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale and held to maturity at the dates indicated excluding trading assets (in thousands):

	June 30, 2004
	Amortized Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
Available for Sale
U.S. Treasury and Government Agency Obligations	$149,136	$4	$(1,098)	$148,042
State and Political Subdivisions	42,332	356	—	42,688
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,954,855	5,764	(27,360)	1,933,259
All other mortgage backed securities	200,435	573	(2,355)	198,653
Asset backed and other debt securities	358,327	9,966	(7,363)	360,930
FHLB stock	65,350	—	—	65,350
Other securities	145,110	1,154	(2,786)	143,478

	$2,915,545	$17,817	$(40,962)	$2,892,400

	December 31, 2003
	Amortized Cost	Gross Unrealized			Estimated Market Value
		Gains	(Losses)
Available for Sale
U.S. Treasury and Government Agency Obligations	$6,012	$31	$		$6,043
State and Political subdivisions	39,560	514		—	40,074
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,478,575	6,433		(15,157)	1,469,851
All other mortgage backed securities	579,136	3,488		(3,727)	578,897
Asset backed and other debt securities	448,546	12,060		(9,040)	451,566
FHLB stock	16,250	—		—	16,250
Other securities	141,429	2,175		(100)	143,504

	$2,709,508	$24,701		$(28,024)	$2,706,185

	June 30, 2004
	Amortized Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
Held to Maturity
U.S.Treasury and Government Agency Obligations	$73,300	$—	$(2,124)	$71,176
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	440,589	—	(26,665)	413,924
All other mortgage backed securities	99,766	5	(1,951)	97,820

	$613,655	$5	$(30,740)	$582,920

Investment securities with a market value of $2,521 million at June 30, 2004 and $1,813 million at December 31, 2003 were pledged as collateral for public sector deposits, customer repurchase agreements and borrowings from the Federal Home Loan Bank and other counterparties.

On July 9 and August 6, 2004, the Company sold approximately $530 million of U.S. Government Agency Mortgage Backed Securities and realized a gain on sale of securities of approximately $7.6 million. These security sales fully utilized the Company’s remaining tax capital loss carry forward and reduced the average life and duration of the investment securities portfolio.

Other securities include preferred stocks of Government Sponsored Entities, Community Reinvestment Act Funds, and common and preferred stocks of other financial institutions.

NOTE E – BORROWINGS

The maturity of the Company’s federal funds purchased, repurchase agreements and FHB advances at June 30, 2004 and December 31, 2003 are as follows:

	6/30/2004	12/31/2003
2004	$639,700	$215,460
2005 (1)	1,002,020	100,000
2006	200,000	400,000
2007	—	180,759
2008 and thereafter	25,000	25,000

Total	$1,866,720	$921,219

(1)	Includes $278 million of structured repurchase agreements extendable at the option of the counterparty in May 2005.

	June 30, 2004	December 31, 2003
Weighted average rate	1.28%	1.35%

In the second quarter of 2004, the Company increased its borrowings by $945.5 million. This increase was due mainly to the funding of approximately $800 million of investment securities purchased and $162 million of net loan growth in the second quarter of 2004.

NOTE F – SUBORDINATED DEBT

On May 6, 2002, the Bank issued $200 million of 7.00% subordinated notes due May 2012. The debentures bear interest at a fixed interest rate of 7.00% per annum payable semi-annually. The proceeds of the above issuance were used for general corporate purposes including providing Tier 2 Capital to Hudson United.

In September 1996, the Company issued $75 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at a fixed interest rate of 8.20% per annum payable semi-annually. The Company repurchased $7.0 million of this debt during 2002 and $37.8 million during 2003. The outstanding balance of this debt is $30.2 million as of June 30, 2004.

In January, 1994, the Company sold $25.0 million aggregate principal amount of subordinated debentures which bore interest at a fixed rate of 7.75% per annum payable semi-annually. The debentures, matured in January 2004, at which time, the Company redeemed the debt.

The Company has marked to market $85.0 million of its subordinated debt as a result of it being hedged by interest rate swaps accounted for as fair value hedges. The fair value adjustment as of June 30, 2004 on the Company’s subordinated debt was $1.7 million.

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

NOTE G – JUNIOR SUBORDINATED DEBENTURES ASSOCIATED WITH CAPITAL TRUST SECURITIES

The Company issued on March 17, 2004, $20 million of capital trust preferred securities, with a final maturity of March 17, 2034, using Hudson United Statutory Trust I, a statutory business trust formed under the laws of the State of Connecticut. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $20.6 million principal amount variable rate Junior Subordinated Debentures due 2034 of the Company. The capital trust preferred securities have a rate equal to the 3-month LIBOR plus 2.79% adjusting quarterly at each interest payment date.

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

On January 31, 1997, the Company issued $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital securities are redeemable by the Company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income tax is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. As of June 30, 2004, $45.0 million of the 8.98% Capital Securities and $46.5 Junior Subordinated Debentures respectively, remained outstanding.

The following is a maturity distribution of outstanding subordinated debt and junior subordinated debentures associated with capital trust securities,(which are included in the other liabiltiy section of the Company’s consolidated balance sheet at March 31, 2004:

Year Maturing	Year Callable/ Maturity	Subordinated Debt	Junior Subordinated Debentures	Total ($ millions)
2006	Not callable	$30,215		$30,215
2012	Not callable	198,327		198,327
2027	2007		46,500	46,500
2028	2008		51,500	51,500
2033	2008		35,077	35,077
2034	2009		20,431	20,431

		$228,542	$153,508	$382,050

The table above includes $1.7 million in mark to market adjustment that is included in the Company’s balance sheet on the portion of the Company’s subordinated debt that is hedged with interest rate derivatives and $1.2 million in issuance costs associated with the Company’s junior subordinated debentures.

Trusts holding solely junior subordinated debentures of the Company that issued Company-obligated mandatory redeemable preferred capital securities have been deconsolidated and the junior subordinated debentures are included under other liabilities on its consolidated balance sheet, as a result of the application of FIN 46 and SFAS 150.

The outstanding issues of capital trust preferred securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation and are guaranteed by the Company. The net proceeds of the offerings are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The Basel Committee on Banking Supervision (“Basel Committee”) is developing a new set of risk-based capital standards(“New Accord”). In a press release dated January 15, 2004, it was announced that the Basel Committee will make further refinements to certain critical components of the New Accord. The consideration of the impact of FIN 46 for capital trust securities has not yet been finalized by the Federal Reserve. The Company is currently including the allowable portion of its trust preferred securities in the calculation of regulatory capital. Depending upon the final interpretation given, there may be a material impact upon the Company’s regulatory capital. The Basel Committee intends to finalize the New Accord by mid-year 2004. U.S. banking regulators have proposed an effective date of January 1, 2007, for the New Accord, which will affect the Company. The Company will continue to monitor the progress of the Basel initiative.

NOTE H: - STOCK BASED COMPENSATION

The Board of Directors adopted and the shareholders, approved on April 17,2002, the 2002 Stock Option Plan, which provides for the issuance of up to 1,250,000 stock options to employees of the Company, in addition to those previously granted. The option or grant price cannot be less than the fair market value of the common stock at the date of the grant. As of the adoption date there were no further issuances from any of the previous plans. There are other options outstanding that were granted under the plans of acquired companies. As of June 30, 2004, there remained 904,600 shares and as of December 31, 2003 there remained 915,700 shares available for grant from the 2002 Stock Option Plan.

The Board of Directors has adopted and the shareholders approved on April 21, 2004 an amended restricted stock plan, which authorized an additional one million shares available for future issuances. As of June 30, 2004 946,047 remain available for grants.

If compensation cost had been determined based on the fair value at the grant dates for stock options awarded under the Company’s plans consistent with the method of SFAS No. 123, the Company’s net income and income per share would have been reduced to the proforma amounts indicated below for quarter end and period end June 30, 2004 and June 30, 2003. The Company has adopted the prospective method of recording stock compensation expense effective January 1, 2003 (in thousands except per share data):

	Three months ended
	June 30, 2004	June 30, 2003 (A) Restated
Net income
As reported	$31,659	$29,135
Plus: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported (1)	269	57
Less: Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income, if the fair value method had been applied to all awards (2)	349	245
Pro forma	$31,579	$28,947

Basic earnings per share
As reported	$0.71	$0.65
Pro forma	$0.71	$0.65

Diluted earnings per share
As reported	$0.70	$0.65
Pro forma	$0.70	$0.65

	Six months ended
	June 30, 2004	June 30, 2003(A) Restated
Net income
As reported	$62,641	$57,436
Plus: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported (1)	499	155
Less: Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income, if the fair value method had been applied to all awards (2)	721	535
Pro forma	$62,419	$57,056

Basic earnings per share
As reported	$1.40	$1.29
Pro forma	$1.40	$1.28

Diluted earnings per share
As reported	$1.40	$1.28
Pro forma	$1.39	$1.27

(1)	Includes expenses for both stock options and restricted stock
(2)	Includes expenses for stock options only
(A)	In July 2004, the Company identified an error in the computation of pro forma stock based compensation cost, pro forma net income and pro forma basic and fully diluted earnings per share included in the financial statements as of March 31, 2004 and all prior periods. The computation error related to amortization of such awards and the calculation of forfeitures. The table above has been revised for the three months ended June 30, 2003 and the six months ended June 30, 2003. These revisions had no effect upon the Company’s Consolidated Balance Sheets, Consolidated Statements of Income and reported basic and fully diluted earnings per share.

NOTE I: INCOME TAXES

The following represents the components of the Company’s income tax expense for the six-month period ended June30:

	June 30, 2004	June 30, 2003
Federal taxes	$20,793	22,547
State taxes	500	252

Total	$21,293	$22,799

A reconciliation of the provision for income taxes, as reported, with the Federal income tax at the statutory rate for the six-month period ended June 30 is as follows (in thousands)

	Six months ended
	June 30, 2004	June 30, 2003
Tax at statutory rate	$29,377	$28,082
Increase (decrease) in taxes resulting from:
Section 29 tax credits	(4,637)	(1,271)
Tax-exempt income	(3,432)	(3,819)
State income taxes, net of Federal income tax benefit	325	164
Other, net	(340)	(357)

Provision for income taxes	$21,293	$22,799

NOTE J: COMMITMENTS AND CONTINGENT LIABILITIES

The Company and its subsidiaries, from time to time, may be defendants in legal proceedings. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these legal proceedings will not have a material effect on the financial condition of the Company.

In the normal course of business, the Company and its subsidiaries have various commitments and contingent liabilities such as commitments to extend credit, letters of credit and liability for assets held in trust which are not reflected in the accompanying financial statements. Loan commitments, commitments to extend lines of credit and stand-by letters of credit are made to customers in the ordinary course of business. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. As of June 30, 2004 the Company had a total of $2,452.4 million in commitments to extend credit, $58.9 million in standby letters of credit and $30.8 million in commercial letters of credit.

NOTE K: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following table outlines the Company’s net periodic benefit costs for each of the income statement period contained in this report on Form 10-Q:

	Six months ended
	June 30, 2004	June 30, 2003
Service cost	$1,136	$1,065
Interest cost	1,534	1,453
Expected return on plan assets	(2,402)	(1,883)
Amortization of unrecognized transition asset	—	(35)
Amortization on unrecognized gains	136	442
Amortization of unrecognized past service liability	39	39

Net periodic benefit costs:	$443	$1,081

	Three months ended
	June 30, 2004	June 30, 2003
Service cost	$568	$533
Interest cost	767	726
Expected return on plan assets	(1,201)	(942)
Amortization of unrecognized transition asset	—	(17)
Amortization on unrecognized gains	68	221
Amortization of unrecognized past service liability	19	20

Net periodic benefit costs:	$221	$541

The Company did not have any gains or losses on settlements, prior service costs or recognized gains or losses in the six-month periods ended June 30, 2004 and June 30, 2003.

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

•	unexpected changes in interest rates,

•	deterioration in economic conditions,

•	deterioration in deposit and loan volume trends,

•	deterioration in levels of loan quality,

•	one or more changes in business models or failure to realize expected cost savings or revenue enhancements from changes in business models and acquisitions,

•	the continued existence and availability of tax credits, especially its Section 29 credits and other tax advantaged investments

•	the effects of legal, tax and regulatory provisions applicable to the Company.

•	a failure to satisfactorily comply with the FDIC order

The Company assumes no obligation for updating any such forward-looking statements at any time. Information on potential factors that could cause the Company’s financial results to differ from the forward-looking statements also is included from time to time in the Company’s public reports filed with the SEC, including in our Form 10-K for the year ending December 31, 2003.

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $31.7 million, or $0.70 per diluted share, for the second quarter of 2004 compared to $29.1 million, or $0.65 per diluted share, for the second quarter of 2003. The Company had net income of $62.6 million, or $1.40 per diluted share, for the six months ended June 30, 2004. For the corresponding 2003 period, the Company reported net income of $57.4 million, or $1.28 per diluted share.

The Company’s return on average equity was 26.58 % and return on average assets was 1.51% for the second quarter of 2004. The net interest margin was 4.05% and noninterest income as a percent of net revenue was 33% for the second quarter of 2004. The Company’s return on average equity was 26.52% and return on average assets was 1.46% for the second quarter of 2003. The net interest margin was 4.18% and noninterest income as a percent of net revenue was 28% for the second quarter of 2003.

For the first six months of 2004, the Company had a return on average equity of 26.55%, return on average assets of 1.53%, net interest margin of 4.15% and noninterest income, as a percent of net revenue was 32%. For the same period in 2003, the Company had a return on average equity of 26.69%, return on average assets of 1.48%, net interest margin of 4.27% and noninterest income, as a percent of net revenue was 27%.

NET INTEREST INCOME

Net interest income for the 2004 second quarter was $78.1 million and the net interest margin on a tax equivalent basis was 4.05%. Net interest income for the second quarter of 2003 was $76.2 million and the net interest margin on a tax equivalent basis was 4.18%. Net interest income increased by $1.9 million in the second quarter of 2004 compared to the same period of 2003. The increase in net interest income in the second quarter of 2004 compared to the comparable quarter in 2003 was due primarily to lower interest expense on deposits. This was offset in part by lower interest income on earning assets in the second quarter of 2004 as compared to the second quarter of 2003, which resulted from lower market interest yields.

Net interest income for the first half of 2004 was $156.0 million and the net interest margin on a tax equivalent basis was 4.15%. Net interest income for the first half of 2003 was $151.4 million and the net interest margin on a tax equivalent basis was 4.27%. Net interest income increased by $4.6 when comparing the 2004 period to the corresponding 2003 period. The increase in net interest income for the first six months of 2004 compared to the comparable period in 2003 was due primarily to lower interest expense on deposits. This was offset in part by lower interest income on earning assets for the first half of 2004 as compared to the first half of 2003, which resulted from lower market interest yields.

NONINTEREST INCOME

Noninterest income was $39.1 million in the second quarter of 2004 and $29.6 million in the second quarter of 2003. Noninterest income for the second quarter of 2004 increased by $9.5 million, or 32.0%, compared to the second quarter of 2003. The increase in noninterest income in 2004 compared to 2003 was due mainly to income from landfill gas operations. In addition to the normal income associated with the Company’s landfill gas operations, the Company received a one time settlement related to bankruptcy claims in the amount of $4.7 million, $3.4 million net of minority interest of $1.3 million included in ladfill expenses, in the second quarter of 2004.

Noninterest income was $74.7 million for the first half of 2004 and $56.5 million for the first half of 2003. Noninterest income for the first six months of 2004 increased by $18.2 million, or 32.2%, compared to the same 2003 period. The increase in noninterest income in 2004 compared to 2003 was due mainly to normal income associated with the Company’s landfill gas operations, the aforementioned one time settlement of $3.4 million and $4.3 million of security gains in 2004.

NONINTEREST EXPENSE

Noninterest expense was $69.8 million for the second quarter of 2004 and $59.0 million for the second quarter of 2003. The increase in noninterest expense when comparing the second quarter of 2004 to the corresponding 2003 period was due primarily to operating expenses of $1.5 million related to Flatiron Credit Company, the acquisition which occurred in October 2003, $3.9 million of landfill gas expenses, and $3.0 million of costs related to the terminated correspondent banking business and in marketing expenses resulting from new marketing initiatives.

Noninterest expense was $136.4million for the first half of 2004 and $113.7 million for the first half of 2003. The increase in noninterest expense when comparing the first half of 2004 to the corresponding 2003 period was due primarily to operating expenses of $3.3 million related to Flatiron Credit Company, the acquisition which occurred in October 2003, $9.8 million of landfill gas expenses, and $4.6 million of costs related to the terminated correspondent banking business and in marketing expenses resulting from new marketing initiatives.

INCOME TAXES

The Company’s pretax income for the second quarter of 2004 was $42.6 million, an increase of $2.8 million, or 7.1%, compared to the second quarter of 2003. The Company’s provision for income taxes was $11.0 million for the quarter ended June 30, 2004 compared to $10.7 million for the same period in 2003. The increase in the provision for income taxes was due to higher pre-tax income in the 2004 period. The lower effective tax rate reflected for the second quarter of 2004 compared to the second quarter of 2003 was due to the full quarter effect of the Company’s investment in landfill gas operations.

The Company’s pretax income for the first half of 2004 was $84.0 million, an increase of $3.7 million, or 4.6%, compared to the first half of 2003. The Company’s provision for income taxes was $21.3 million for the first six months of 2004 and $22.8 million for the same period in 2003. The decrease in the provision for income taxes for the 2004 period compared to the 2003 period was due to the full six-month effect of the Company’s investment in landfill gas operations, off-set by the higher pre-tax income. The lower effective tax rate for the 2004 period compared to the 2003 period was due to the full six-month effect of the Company’s investment in landfill gas operations.

PROVISION FOR LOAN AND LEASE LOSSES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $4.8 million for the second quarter of 2004 and $7.0 million for the second quarter of 2003. The decrease in 2004 compared 2003 was primarily due to the lower levels of nonperforming loans and lower net charge-offs. Net charge offs were $5.8 million for the second quarter of 2004 and $6.8 million for the second quarter of 2003.

The provision for loan and lease losses was $10.4 million for the first six months of 2004 and $14.0 million for the first six months of 2003. The decrease in 2004 compared 2003 was primarily due to the lower levels of nonperforming loans and lower net charge-offs. Net charge-offs were $11.5 million for the first six months of 2004 and $13.8 million for the first six months of 2003.

The Allowance for loan and lease losses (“allowance”) totaled $66.0 million at June 30, 2004 compared to $67.8 at December 31, 2003. It represented 537% of nonperforming loans and leases at June 30, 2004, compared to 513% at December 31, 2003. The Allowance as a percentage of total loans and leases was 1.39% at June 30, 2004 and 1.46% at December 31, 2003.

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

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at June 30, 2004

Non Performing Loans and Non Performing Assets

Nonperforming loans and leases totaled $12.3 million at June 30, 2004. This was a decrease of $0.9 million, or 7.0%, compared to $13.2 million of nonperforming loans and leases as of December 31, 2003. Nonperforming loans and leases were 0.26 % of total loans and leases at June 30, 2004, compared to 0.28% at December 31, 2003.

Nonperforming assets were $14.4 million at June 30, 2004, up slightly from $14.2 million at December 31, 2003. Nonperforming assets as a percent of loans, leases and OREO were 0.30% at June 30, 2004 and 0.30% at December 31, 2003.

The following table presents the composition of non-performing assets and selected asset quality ratios at the dates indicated (in thousands):

	June 30, 2004	December 31, 2003
Nonaccrual Loans:
Commercial	$6,996	$7,555
Real Estate	5,147	5,477
Consumer	143	185

Total Nonaccrual Loans	$12,286	$13,217
Foreclosed Assets	2,144	977

Total Nonperforming Assets	$14,430	$14,194

Nonaccrual Loans to Total Loans and Leases	0.26%	0.28%
Allowance for Loan and Lease Losses to Nonaccrual Loans	537%	513%

Loans Past Due 90 Days and Still Accruing

The following table shows loans past due 90 days or more and still accruing, along with the applicable asset quality ratio (in thousands):

	June 30, 2004	December 31, 2003
Loans Past Due 90 Days or More and Accruing
Commercial	$1,812	$4,107
Real Estate	4,698	2,867
Consumer	1,174	2,228
Credit card	5,832	7,481

Total Past Due Loans	$13,516	$16,683

As a percent of Total Loans and Leases	0.28%	0.36%

Allowance for Loan and Lease Losses

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Summary of Activity in the Allowance By Loan Category
(Dollars in thousands)	Six Months Ended June 30, 2004		Year Ended December 31, 2003
Amount of Loans and Leases Outstanding at Period End	$4,763,781		$4,659,755

Daily Average Amount of Loans and Leases Outstanding	$4,653,061		$4,333,434

Allowance for Loan and Lease Losses
Balance at beginning of the period	$67,846		$71,929
Loans charged off:
Real estate	$931		$1,427
Commercial	3,076		7,825
Consumer	12,806		28,214
Other	5		—

Total loans charged off	$16,818		$37,466

Recoveries:
Real estate	$232		$928
Commercial	1,860		4,412
Consumer	3,165		6,905
Other	108		168

Total recoveries	$5,365		$12,413

Net loans charged off	$11,453		$25,053

Provision for loan and lease losses, portfolio loans	10,350		26,000

Reclassification of reserves	(695)		(5,030)

Balance at period end	$66,048		$67,846

Allowance for Loan and Lease Losses to Total Loans and Leases	1.39%		1.46%

Provision for loan and lease losses, as a percentage of average loans and leases outstanding	0.44	%(1)	0.60%

Net loans charged off during period to average loans and leases outstanding	0.49	%(1)	0.58%

(1)	Annualized

FINANCIAL CONDITION

Loan and lease categories consisting of commercial and financial, commercial real estate, consumer, and credit card loans totaled $4.6 billion at June 30, 2004, compared to $4.5 billion at December 31, 2003. These four loan and lease categories are the areas of loans that the Company emphasizes. This is because they generally have more attractive yields; interest rate sensitivity; and maturity characteristics than single family loans. These four loan and lease categories represented approximately 97% of loans and leases at June 30, 2004, compared to 96% at December 31, 2003. Residential mortgage loans, which are not an area of emphasis for the Company, were $140.6 million as of June 30, 2004, compared to $167.9 million at December 31, 2003. The loan to deposit ratio at June 30, 2004 and December 31, 2003 was 78% and 75%, respectively.

Total investment securities were $3.5 billion at June 30, 2004, compared to $2.7 billion at December 31, 2003. The increase in investment securities was due primarily to planned purchases associated with the growth in stockholders’ equity. Total assets were $8.9 billion at June 30, 2004 compared to $8.1 billion at December 31, 2003.

Deposits other than time deposits were $4.4 billion at June 30, 2004 and $4.3 billion at December 31, 2003. Total deposits were $6.1 billion at June 30, 2004 and $6.2 billion at December 31, 2003.

Total borrowings increased by $946.0 million over year-end 2003 levels to $1.9 billion. This increase was primarily due to increases in Federal Home Loan Bank advances with terms ranging from one month to slightly over one year.

Total stockholders’ equity was $478.2 million and $458.2 million at June 30, 2004 and December 31, 2003, respectively. Book value per common share (defined as total stockholders’ equity divided by total shares outstanding) was $10.64 at June 30, 2004 and $10.23 at December 31, 2003. All regulatory capital ratios exceed those necessary to be considered a well-capitalized institution at both June 30, 2003 and December 31, 2002.

The increase in stockholders’ equity resulted primarily from $62.6 million of net income, partially offset by payment of cash dividends of $29.7 million and a decrease in accumulated other comprehensive income of $14.2 million.

The Company did not repurchase any shares in the second quarter of 2004. The Company repurchased a total of 14,980 shares in the first quarter of 2004, at an average price of $37.48 per share. The total cash allocated for these repurchases was $0.6 million.

Total shares outstanding at June 30, 2004 were 44.9 million shares, compared to 44.8 million shares at December 31, 2003.

The Company paid cash dividends of $0.33 per share in the second quarter of 2004. Total cash dividends paid in the 2004 second quarter were $14.8 million. Dividends paid in 2004 year to date were $0.66 per share. Total cash dividends paid in 2004 year to date were $29.7 million.

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

During the second quarter of 2004, the Company increased its investment portfolio by approximately $800 million compared to December 31, 2003. These securities were funded with floating rate short-term borrowings. The overall effect of this transaction was to make the Company’s balance sheet interest rate sensitivity basically neutral at June 30, 2004 as compared to slightly asset sensitive at December 31, 2003.

The Company enters into interest rate derivative contracts (interest rate swaps) from time to time for asset liability management purposes. The notional amount of the derivative contracts totaled $580 million at June 30, 2004 and $590 million at December 31, 2003.

The purpose of these contracts is to attempt to limit the volatility in the Company’s net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company’s overall asset liability risk. Management did not enter into these contracts for speculative purposes. Under SFAS No.133, the Company has adopted hedge accounting for these contracts. The derivative contracts hedging the fixed rate certificates of deposit and fixed rate debt and that have payments linked to LIBOR are accounted for as “fair value” hedges using the “short-cut method” under SFAS No. 133. Under the short-cut method, any changes in value of the hedged item are assumed to be exactly as much as the change in the value of the derivative contract. Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings. All of the derivative contracts outstanding as of June 30, 2004 that are hedges for the Company’s borrowings and certificates of deposit are indexed to LIBOR. Changes in interest rates will impact the cash flows and valuation of such derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario.

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

Capital

The capital ratios for the Company at June 30, 2004 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Holding Company Capital Ratios

	Ratios at June 30, 2004	Minimum Regulatory Guidelines for Well-Capitalized
Total Risk-Based Capital	13.84%	10.0%
Tier 1 Risk-Based Capital	9.26%	6.0%
Tier 1 Leverage Ratio	6.75%	4.0%

Bank Capital Ratios

	Ratios at March 31, 2004	Minimum Regulatory Guidelines for Well-Capitalized
Total Risk-Based Capital	12.74%	10.0%
Tier 1 Risk-Based Capital	8.35%	6.0%
Tier 1 Leverage Ratio	6.08%	4.0%

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

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

On March 2, 2004 Hudson United Bank entered into a complete settlement with the New York County District Attorney’s Office. Under the terms of the agreement, the Company agreed to pay $3.5 million to the City of New York and $1.5 million to the District Attorney’s office for the costs of the investigation. The Company, which in the first quarter of 2004 started to upgrade its compliance program, agreed to continue its corrective actions. The $5 million was charged against fourth quarter 2003 results of operations. Further expenses were incurred in the first and second quarters of 2004 as disclosed earlier in this document. The settlement agreement provides that the Company will prepare enhanced written policies and procedures and implement a Company wide compliance training program. The estimated cost of professional fees related to these initiatives is approximately $1.0 million and will be expensed when incurred.

On May 28, 2004, the Bank consented to the issuance of an order to cease and desist (Order) by the FDIC. The Bank committed to take affirmative action to complete: an internal assessment of compliance with policies and procedures, an independent comprehensive written review of the BSA/AML program, establish a committee of the board of directors that is charged with the responsibility of ensuring compliance with the provisions of the Order and the BSA plan, designate a qualified BSA officer to monitor day-to-day compliance, provide appropriate BSA training, enhance the level of internal and external audits of BSA compliance, implement an enhanced system of internal processes and controls to ensure compliance with BSA and implement an enhanced system of internal processes and controls to ensure compliance with BSA and implement enhanced due diligence procedures for all high risk accounts that are newly-established, renewed or modified. The Department of Banking and Insurance of the State of New Jersey did not participate in the Order.

Item 2(e) Issuer Repurchases of Its Equity Shares During the Quarter

	Total number shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
April 1 – 30, 2004	—	—	—	3,944,707
May 1 – 31, 2004	—	—	—	3,944,707
June 1 – 30, 2004	—	—	—	3,944,707

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

Item 4. Submission of Matters to a Vote of Security Holders

A.	The Annual Meeting of shareholders of Hudson United Bancorp was held April 21, 2004.

B.	The names of the directors who were elected at the 2004 Annual Meeting and the names of the directors whose terms extend beyond the 2004 Annual Meeting are set forth in the tables below.

Directors elected at the 2004 Annual Meeting:
Robert J. Burke
Joan David

Directors whose terms extend beyond the 2004 Annual Meeting
W. Peter McBride	Charles F.X. Poggi
John H. Tatigian, Jr.	Bryant D. Malcolm
Donald P. Calcagnini	Kenneth T. Neilson
David A. Rosow

C.	The following is a brief description as well as the tabulation of votes for each of the matters which were voted upon at the 2004 Annual Meeting:

1.	Election of the following four persons as directors of Hudson United Bancorp:

Director	For	Authority Withheld
Robert J. Burke	34,123,768	1,219,997
Joan David	34,552,967	768,421

2.	Amendment to the Hudson United Bancorp Restricted Stock Plan:

For	Against	Authority Withheld
24,062,196	3,589,761	218,090

In addition the Company included in its proxy a shareholder proposal. The shareholder did not appear at the Annual Meeting, therefore, this proposal was not voted upon.

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

10(a) FDIC Order to Cease and Desist Dated May 28, 2004. (incorporated by reference to the Company’s Form 8-K Announcing that the Company entered into an enforcement action with the FDIC arising out of the regulatory review of its Bank Secrecy Act compliance filed May 28, 2004)

31.1	Certification of Chief Executive Officer. (filed herewith)

31.2	Certification of Chief Financial Officer. (filed herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Kenneth T. Neilson, Chief Executive Officer of the Company, and James W. Nall, Chief Financial Officer of the Company. (filed herewith)

(b) Current Reports on Form 8-K –

1)	Current Report on Form 8-K dated April 19, 2004, (Furnishing first quarter earnings for Hudson United Bancorp)

2)	Current Report on Form 8-K dated April 21, 2004, (Announcing a presentation at Hudson United Bancorp’s annual shareholders meeting)

3)	Current Report on Form 8-K dated May 28, 2004, ()

4)	Current Report on Form 8-K dated July 19, 2004, (Announcing second quarter 2004 earnings for Hudson United Bancorp)

5)	Current Report on Form 8-K dated July 26, 2004, (Announcing corrected EPS effect on Stock Based Compensation)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON UNITED BANCORP

August 9, 2004	By:	/s/ KENNETH T. NEILSON
DATE		Kenneth T. Neilson
Chairman, President and Chief Executive Officer

August 9, 2004	By:	/s/ JAMES W. NALL
DATE		James W. Nall
Executive Vice President, Chief Financial Officer and Chief Accounting Officer