Form 10-Q
period 2004-09-30
HUDSON UNITED BANCORP
filed 2004-11-09
CIK 703559

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 44,953,148 shares, no par value, outstanding as of October 31, 2004.

HUDSON UNITED BANCORP

HUDSON UNITED BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$192,709	$272,636
Interest bearing due from banks	49,609	41,358

TOTAL CASH AND CASH EQUIVALENTS	242,318	$313,994

Investment securities available for sale, at market value ($1,222 and $1,813 million pledged at September 30, 2004 and December 31, 2003 respectively)	$1,908,582	$2,706,185
Investment securities held to maturity, at cost; $1,379 million market value ($1,312 million, at cost pledged, at September 30, 2004)	$1,392,418	$—

Loans and leases:
Commercial and financial	$2,231,299	$2,137,499
Commercial real estate mortgages ($332 million pledged at September 30, 2004)	1,089,828	993,937
Consumer	1,027,347	1,033,693
Credit card	344,320	326,713

Sub-total	$4,692,794	$4,491,842
Residential mortgages	132,671	167,913

TOTAL LOANS AND LEASES	$4,825,465	$4,659,755
Less: Allowance for loan and lease losses	(66,289)	(67,846)

NET LOANS AND LEASES	$4,759,176	$4,591,909

Premises and equipment, net	120,721	125,168
Goodwill	79,008	81,068
Core deposit and other intangibles, net of amortization	20,326	22,664
Investment in separate account bank owned life insurance	148,614	144,126
Other assets	154,064	115,544

TOTAL ASSETS	$8,825,227	$8,100,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,336,062	$1,328,586
NOW, money market and savings	3,314,043	3,009,821
Time deposits	1,640,334	1,904,952

TOTAL DEPOSITS	$6,290,439	$6,243,359
Repurchase agreements	551,346	532,485
Other borrowings	996,603	388,734

TOTAL BORROWINGS	$1,547,949	$921,219
Other liabilities	242,905	238,117
Subordinated debt	227,009	239,773

TOTAL LIABILITIES	$8,308,302	$7,642,468
Stockholders’ Equity:
Common stock, no par value; authorized 103,000,000 shares; 52,186,866 shares issued and 44,954,248 shares outstanding in 2004 and 52,186,866 shares issued and 44,758,366 shares outstanding in 2003	92,788	92,788
Additional paid-in capital	309,981	311,310
Retained earnings	286,818	237,046
Treasury stock, at cost 7,232,618 shares in 2004 and 7,428,500 shares in 2003	(170,865)	(176,505)
Other Stock Compensation	(1,680)	(3,899)
Accumulated other comprehensive loss	(117)	(2,550)

TOTAL STOCKHOLDERS’ EQUITY	$516,925	$458,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,825,227	$8,100,658

See Notes to Consolidated Financial Statements

December 31,2003 Balance sheet from audited financial statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2004	2003
INTEREST AND FEE INCOME:
Loans and leases	$68,450	$64,859
Investment securities	37,498	28,800
Other	384	655

TOTAL INTEREST AND FEE INCOME	$106,332	$94,314

INTEREST EXPENSE:
Deposits	$12,836	$12,726
Borrowings	7,188	2,636
Subordinated and other debt	6,287	6,200

TOTAL INTEREST EXPENSE	$26,311	$21,562

NET INTEREST INCOME	$80,021	$72,752
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	4,500	6,500

NET INTEREST INCOME AFTER TOTAL PROVISION FOR LOAN AND LEASE LOSSES	$75,521	$66,252

NONINTEREST INCOME:
Retail service fees	$8,044	$9,714
Credit card fee income	7,981	7,006
Loan Fees	3,965	3,197
ATM and debit card fees	1,757	1,853
Separate account bank owned life insurance income	1,441	1,243
Trust income	740	709
Income from Landfill Investments	6,321	4,312
Other income	2,052	6,225
Impairment on mortgage related servicing assets	—	—
Net securities gains	12,050	1,228
Trading asset losses	—	—

TOTAL NONINTEREST INCOME	$44,351	$35,487

NONINTEREST EXPENSE:
Salaries and benefits	$33,498	$24,822
Occupancy expense	7,459	7,149
Equipment expense	4,111	4,512
Outside services - data processing	10,507	7,301
Outside services-other	6,281	6,121
Amortization of intangibles	1,222	1,077
Marketing expense	1,580	584
Deposit and other insurance	664	619
Telephone expense	1,378	1,480
Expense from Landfill Investments	5,188	5,349
Other expense	3,996	4,030

TOTAL NONINTEREST EXPENSE	$75,884	$63,044

INCOME BEFORE INCOME TAXES	$43,988	$38,695
PROVISION FOR INCOME TAXES	11,450	8,292

NET INCOME	$32,538	$30,403

NET INCOME PER COMMON SHARE
Basic	$0.73	$0.68
Diluted	$0.72	$0.68
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,700	44,777
Diluted	44,952	44,994

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003
INTEREST AND FEE INCOME:
Loans and leases	$202,109	$205,729
Investment securities	101,500	90,751
Other	1,097	1,609

TOTAL INTEREST AND FEE INCOME	$304,706	$298,089

INTEREST EXPENSE:
Deposits	$35,780	$45,589
Borrowings	14,327	9,705
Subordinated and other debt	18,590	18,641

TOTAL INTEREST EXPENSE	$68,697	$73,935

NET INTEREST INCOME	$236,009	$224,154
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	14,850	20,500

NET INTEREST INCOME AFTER TOTAL PROVISION FOR LOAN AND LEASE LOSSES	$221,159	$203,654
NONINTEREST INCOME:
Retail service fees	$23,834	$28,173
Credit card fee income	22,109	19,475
Loan Fees	13,254	9,758
ATM and debit card fees	5,230	5,595
Separate account bank owned life insurance income	4,488	4,814
Trust income	2,349	1,897
Income from Landfill Investments	21,936	6,716
Other Income	9,429	13,770
Impairment on mortgage related servicing assets	—	(2,004)
Net securities gains	16,377	333
Trading asset gains	—	3,449

TOTAL NONINTEREST INCOME	$119,006	$91,976

NONINTEREST EXPENSE:
Salaries and benefits	$84,533	$72,025
Occupancy expense	23,095	22,739
Equipment expense	12,937	13,884
Outside services – data processing	26,074	22,100
Outside services-other	21,659	17,670
Amortization of intangibles	3,689	3,188
Marketing expense	5,073	2,165
Deposit and other insurance	1,925	1,658
Telephone expense	4,239	4,476
Expense from Landfill Investments	18,567	8,947
Other expense	10,452	7,848

TOTAL NONINTEREST EXPENSE	$212,243	$176,700

INCOME BEFORE INCOME TAXES	$127,922	$118,930
PROVISION FOR INCOME TAXES	32,743	31,091

NET INCOME	$95,179	$87,839

NET INCOME PER COMMON SHARE
Basic	$2.13	$1.96
Diluted	$2.12	$1.96
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,649	44,716
Diluted	44,888	44,893

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30
(In thousands)	2004	2003
NET INCOME	$32,538	$30,403

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized securities (losses)/gains arising during period (tax expense of $29,643 and tax benefit of $7,943, respectively)	$23,939	$(15,843)
Amortization of net unrealized losses arising from the transfer of securities from AFS to HTM (tax expense of $221)	336	—
Less: reclassification for net losses on available for sale securities included in net income (tax expense of $5,349 and tax benefit or $751)	18,399	(1,236)

Other comprehensive income (loss)	$5,906	$(14,607)

COMPREHENSIVE INCOME	$38,444	$15,796

	Nine Months Ended September 30
(In thousands)	2004	2003
NET INCOME	$95,179	$87,839

OTHER COMPREHENSIVE INCOME NET OF TAX:
Net unrealized securities losses arising during period (tax expense of $20,200 and tax benefit of $8,326)	$8,713	$(16,884)
Amortization of net unrealized losses arising from the transfer of securities from AFS to HTM (tax expense of $623)	901	—

Change in valuation of derivative contracts (tax benefit $2,471 in 2003)	—	(3,684)
Less: reclassification for net losses on available for sale securities included in net income (tax expense of $4,959 and tax benefit of $5,213)	7,181	(8,048)

Other comprehensive income (loss)	$2,433	$(12,520)

COMPREHENSIVE INCOME	$97,612	$75,319

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except shares)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Treasury Stock	Effect of Stock Based Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2002	45,023,459	$92,788	$313,467	$177,544	$(169,871)	$(2,456)	$21,054	$432,526

Net income	—	—	—	112,321	—	—	—	112,321
Cash dividends ($1.18 cash paid per share)	—	—	—	(52,819)	—	—	—	(52,819)
Stock options exercised	250,383	—	(2,332)	—	7,778	—	—	5,446
Other transactions	(11,220)	—	175	—	(175)	—	—	—
Purchase of treasury stock	(527,095)	—	—	—	(16,525)	—	—	(16,525)
Effect of stock based compensation plans	63,374	—	—	—	2,288	(1,443)	—	845
Other comprehensive income	—	—	—	—	—	—	(23,604)	(23,604)

Balance at December 31, 2003	44,798,901	$92,788	$311,310	$237,046	$(176,505)	$(3,899)	$(2,550)	$458,190

Net income	—	—	—	95,179	—	—	—	95,179
Cash dividends ($1.01 cash paid per share)	—	—	—	(45,407)	—	—	—	(45,407)
Stock options exercised	73,277	—	(1,329)	—	2,562	—	—	1,233
Other transactions	—	—	—	—	—	—	—	—
Purchase of treasury stock	(14,980)	—	—	—	(561)	—	—	(561)
Effect of stock based compensation plans	97,050	—	—	—	3,639	2,219	—	5,858
Other comprehensive income	—	—	—	—	—	—	2,433	2,433

Balance at September 30, 2004	44,954,248	$92,788	$309,981	$286,818	$(170,865)	$(1,680)	$(117)	$516,925

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$95,179	$87,839
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	14,850	20,500
Provision for depreciation and amortization	14,295	14,317
Amortization (Accretion) of investment securities premiums (discounts), net	4,926	22,046
Amortization on stock based compensation	5,858	587
Impairment on mortgage servicing assets	—	2,004
Securities (gains) / losses	(20,677)	(333)
Trading gains	—	(3,449)
(Gain) / Loss on sales of premises and equipment	(134)	(176)
(Increase)/Decrease in other assets	(38,316)	(3,381)
Decrease in other liabilities	(16,527)	(35,671)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$63,754	$104,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities:
Available for sale	$1,256,713	$1,249,684
Proceeds from repayments and maturities of investment securities:
Available for sale	838,269	1,294,372
Held to maturity	260,449	—
Purchases of investment securities:
Available for sale	(2,862,574)	(2,901,832)
Held to maturity	(73,300)	—
Net (increase) / decrease in loans other than purchases and sales	(173,155)	(46,927)
Increase in loans due to purchases	—	(2,718)
Proceeds from sales of loans	6,003	—
Acquisition of credit card assets	(14,965)	(10,148)
Proceeds from sales of premises and equipment	407	430
Purchases of premises and equipment	(6,432)	(4,073)
(Increase) / Decrease in foreclosed property	(1,134)	207

NET CASH USED IN INVESTING ACTIVITIES	$(769,719)	$(421,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase / (decrease) in demand, now and money market deposits	$311,698	$164,210
Net increase / (decrease) in Time Deposits	(264,618)	(95,120)
Net increase / (decrease) in borrowings	626,730	333,826
Payment of subordinated debt securities	(14,597)	(37,698)
Proceeds from issuance of debt securities	19,810	33,967
Payment of debt securities	—	(25,300)
Proceeds from issuance of Common stock	1,234	5,200
Cash dividends	(45,407)	(39,387)
Acquisition of treasury stock	(561)	(16,525)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$634,289	$323,173

INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	$(71,676)	$6,451
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	313,994	275,580

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$242,318	$282,031

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$21,881	$73,919
Taxes	38,627	29,248
Additional Disclosures
Securities transferred from available for sale to held to maturity	$1,581,566	$—

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hudson United Bancorp and Subsidiaries (“Hudson United” or “the Company”) include the accounts of the parent company, Hudson United Bancorp, and its wholly-owned subsidiary: Hudson United Bank (“the Bank”). These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information presented includes all adjustments and normal recurring accruals considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company’s significant accounting policies are outlined in Note 1 “Summary of Significant Accounting Policies in its Form 10-K for the year ended December 31, 2003, previously filed with the SEC. There have not been any significant changes in factors or methodology applied to our critical accounting policies since December 31, 2003 that would be considered material to the Company’s operations.

During May 2003, the Company acquired ownership interests in two companies, a wholly owned company and a 50% owned company, involved in landfill gas projects (“LGPs”). The Company has included both companies in the consolidated financial statements from their date of acquisition, the minority interest is included in other liabilities, income in the noninterest income category and expense in the noninterest expense category.

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

NOTE B — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding less restricted stock during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the incremental number of shares issuable from restricted stock and the exercise of stock options, calculated using the treasury stock method.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands, except per share data):

	Three Months Ended September 30,
	2004	2003
Basic Earnings Per Share
Net Income	$32,538	$30,403
Weighted average common shares outstanding	44,700	44,777
Basic earnings per share	$0.73	$0.68
Diluted Earnings Per Share
Net Income	$32,538	$30,403
Weighted average common shares outstanding	44,700	44,777
Effect of dilutive securities:
Stock options and restricted stock	252	217

Weighted average common shares outstanding assuming dilution	44,952	44,994
Diluted earnings per share	$0.72	$0.68

	Nine Months Ended September 30,
	2004	2003
Basic Earnings Per Share
Net Income	$95,179	$87,839
Weighted average common shares outstanding	44,649	44,716
Basic earnings per share	$2.13	$1.96
Diluted Earnings Per Share
Net Income	$95,179	$87,839
Weighted average common shares outstanding	44,649	44,716
Effect of dilutive securities:
Stock options and restricted stock	239	177

Weighted average common shares outstanding assuming dilution	44,888	44,893
Diluted earnings per share	$2.12	$1.96

NOTE C – ACQUISITIONS/BUSINESS COMBINATIONS

The Company, through its subsidiary Hudson United Bank, acquired Flatiron Credit Company (“Flatiron”) on October 31, 2003. The purchase price of the acquisition was approximately $40 million in cash based on the estimated book value of Flatiron on the closing date of the acquisition. The Bank may also be obligated to make additional earn-out payments, based on the increase in net income of Flatiron in the two years after the closing of the acquisition. The purchase price (excluding any potential earn-out payments) represented a $3.4 million premium to Flatiron’s estimated book value (before acquisition costs). During the first quarter of 2004 the Company finalized the book value calculation of Flatiron. This finalization resulted in a downward adjustment to goodwill for $2.1 million.

The Company acquired ownership interests in the second quarter of 2003 in two companies involved in landfill gas projects These LGPs lease gas rights within landfills and own and operate the equipment that recovers methane gas, and generate revenues by selling the gas. The Company as the owner of the LGPs is eligible to receive tax credits under Section 29 of the Internal Revenue Code (“Section 29 tax credits”), which are available to producers of fuel from non-conventional sources. The acquisition occurred in connection with the satisfaction of a loan the Company had previously made to the prior owner of the LGPs. The LGPs or predecessor entities have been in existence since 1997.

The company entered into agreements in the first and third quarter of 2004 to purchase third party credit card assets from unaffiliated third parties. As of September 30, 2004, the Company had paid total consideration of $15.0 million for $16.3 million of these assets, with an associated discount of $1.3 million.

NOTE D – INVESTMENT SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale and held to maturity at the dates indicated excluding trading assets (in thousands):

	September 30, 2004
	Amortized Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
Available for Sale
U.S. Treasury and Government Agency Obligations	149,132	$155	$—	$149,287
State and Political Subdivisions	50,074	411	—	50,485
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,187,128	3,627	(4,104)	1,186,651
All other mortgage backed securities	74,660	478	(189)	74,949
Asset backed and other debt securities	243,971	6,285	(135)	250,121
FHLB stock	51,050	—	—	51,050
Other securities	145,011	2,518	(1,490)	146,039

	$1,901,026	$13,474	$(5,918)	$1,908,582

	December 31, 2003
	Amortized Cost	Gross Unrealized			Estimated Market Value
		Gains	(Losses)
Available for Sale
U.S. Treasury and Government Agency Obligations	$6,012	$31	$		$6,043
State and Political subdivisions	39,560	514		—	40,074
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,478,575	6,433		(15,157)	1,469,851
All other mortgage backed securities	579,136	3,488		(3,727)	578,897
Asset backed and other debt securities	448,546	12,060		(9,040)	451,566
FHLB stock	16,250	—		—	16,250
Other securities	141,429	2,175		(100)	143,504

	$2,709,508	$24,701		$(28,024)	$2,706,185

	September 30, 2004
	Amortized Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
Held to Maturity
U.S. Treasury and Government Agency Obligations	73,300	$5	$(344)	$72,961
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,126,208	15	(7,797)	1,118,426
All other mortgage backed securities	187,942	5	(694)	187,253
Asset backed and other debt securities	4,968	—	—	4,968

	$1,392,418	$25	$(8,835)	$1,383,608

Investment securities with a market value of $2,526 million at September 30, 2004 and $1,813 million at December 31, 2003 were pledged as collateral for public sector deposits, customer repurchase agreements and borrowings from the Federal Home Loan Bank and other counterparties.

Other securities include preferred stocks of Government Sponsored Entities, Community Reinvestment Act Funds, and common and preferred stocks of other financial institutions.

On September 30, 2004 and March 31, 2004 the Company transferred $838.9 million and $815.9 million respectively in investment securities from available for sale to held to maturity.

As part of its ongoing evaluation of its investment securities portfolio and based on information received during October and November, the Company decided to sell securities with a carrying value of approximately $26 million and recorded a charge of $3.2 million. In addition a charge of $1.1 million related to asset backed securities was recognized.

The charge of $4.3 million related to securities identified for sale or impaired is included in net securities gains in the income statement.

On September 30, 2004, the FASB voted unanimously to delay the effective date of EITF03-1. “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” the delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF03-1 that have been delayed relate to the requirements that a Company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings.

The FASB will be issuing implementation guidance related to this topic. Once issued, the Company will evaluate the impact of adopting EITF03-1.

NOTE E – BORROWINGS

The maturity of the Company’s federal funds purchased, repurchase agreements and FHLB advances at September 30, 2004 and December 31, 2003 are as follows:

	9/30/2004	12/31/2003
2004	$270,929	$215,460
2005(1)	1,052,020	100,000
2006	200,000	400,000
2007	—	180,759
2008 and thereafter	25,000	25,000

Total	$1,547,949	$921,219

(1)	Includes $278 million of structured repurchase agreements extendable at the option of the counterparty in May 2005.

	September 30, 2004	December 31, 2003
Weighted average rate	1.49%	1.35%

The Company increased its borrowings by $626.7 million at September 30, 2004 over December 31, 2003 levels. This increase was primarily due to increases in Federal Home Loan bank advances with terms ranging from one month to slightly over one year.

NOTE F – SUBORDINATED DEBT

On May 6, 2002, the Bank issued $200 million of 7.00% subordinated notes due May 2012. The debentures bear interest at a fixed interest rate of 7.00% per annum payable semi-annually. The proceeds of the above issuance were used for general corporate purposes including providing Tier 2 Capital to Hudson United.

In September 1996, the Company issued $75 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at a fixed interest rate of 8.20% per annum payable semi-annually. The Company repurchased $7.0 million of this debt during 2002, $37.8 million during 2003 and $5.7 million during 2004. The outstanding balance of this debt is $24.5 million as of September 30, 2004.

In January, 1994, the Company sold $25.0 million aggregate principal amount of subordinated debentures which bore interest at a fixed rate of 7.75% per annum payable semi-annually. The debentures, matured in January 2004, at which time, the Company redeemed the debt.

The Company has marked to market $85.0 million of its subordinated debt as a result of it being hedged by interest rate swaps accounted for as fair value hedges. The fair value adjustment as of September 30, 2004 on the Company’s subordinated debt was $2.6 million.

The Company repurchased $37.8 million of its 8.20% fixed rate subordinated debt due in September of 2006 in the second quarter of 2003. The debt was repurchased from an investment banking firm at a price of 115% of par, which resulted in a premium of $5.7 million and a total transaction value of $44.0 million, which also included accrued interest. The Company at the same time issued a $45 million, 3.50% fixed rate institutional certificate of deposit due in May of 2008 to the same investment banking firm. The changed terms of the debt instruments and the present value of the cash flows of the obligations repurchased and the new obligation issued were not considered to be substantially different. The effective annual interest cost of the new obligation issued by the Company is 6.02%. The Company repurchased $5.7 million of its 8.20% subordinated debt in the third quarter of 2004. The Company recorded a $0.5 million charge associated with this early retirement.

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

On January 31, 1997, the Company issued $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital Securities are redeemable by the Company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income tax is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. As of September 30, 2004, $45.0 million of the 8.98% Capital Securities and $46.5 Junior Subordinated Debentures respectively, remained outstanding.

The following is a maturity distribution of outstanding subordinated debt and junior subordinated debentures associated with capital trust securities, (which are included in the other liability section of the Company’s consolidated balance sheet at September 30, 2004:

Year Maturing	Year Callable/ Maturity	Subordinated Debt	Junior Subordinated Debentures	Total ($ millions)
2006	Not callable	$24,515		$24,515
2012	Not callable	202,494		202,494
2027	2007		46,500	46,500
2028	2008		51,500	51,500
2033	2008		35,085	35,085
2034	2009		20,433	20,433

		$227,009	$153,518	$380,527

The table above includes $ 2.6 million in mark to market adjustment that is included in the Company’s balance sheet on the portion of the Company’s subordinated debt that is hedged with interest rate derivatives and $1.2 million in issuance costs associated with the Company’s junior subordinated debentures.

Trusts holding solely junior subordinated debentures of the Company that issued Company-obligated mandatory redeemable preferred capital securities have been deconsolidated and the junior subordinated debentures are included under other liabilities on its consolidated balance sheet, as a result of the application of FIN 46 and SFAS 150.

The outstanding issues of capital trust preferred securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation and are guaranteed by the Company. The net proceeds of the offerings are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The Basel Committee on Banking Supervision (“Basel Committee”) is developing a new set of risk-based capital standards (“New Accord”). In a press release dated January 15, 2004, it was announced that the Basel Committee will make further refinements to certain critical components of the New Accord. The consideration of the impact of FIN 46 for capital trust securities has not yet been finalized by the Federal Reserve. The Company is currently including the allowable portion of its trust preferred securities in the calculation of regulatory capital. Depending upon the final interpretation given, there may be a material impact upon the Company’s regulatory capital. U.S. banking regulators have proposed an effective date of January 1, 2007, for the New Accord, which will affect the Company. The Company will continue to monitor the progress of the Basel initiative.

NOTE H: - STOCK BASED COMPENSATION

The Board of Directors adopted and the shareholders approved on April 17,2002, the 2002 Stock Option Plan, which provides for the issuance of up to 1,250,000 stock options to employees of the Company, in addition to those previously granted. The option or grant price cannot be less than the fair market value of the common stock at the date of the grant. As of the adoption date there were no further issuances from any of the Company’s previous stock option plans. There are other options outstanding that were granted under the plans of acquired companies. As of September 30, 2004, there remained 879,200 shares and as of December 31, 2003 there remained 915,700 shares available for grant from the 2002 Stock Option Plan.

The Board of Directors has adopted and the shareholders approved on April 21, 2004 an amended restricted stock plan, which authorized an additional one million shares available for future issuances. As of September 30, 2004 940,547 remain available for grants.

If compensation cost had been determined based on the fair value at the grant dates for stock options awarded under the Company’s plans consistent with the method of SFAS No. 123, the Company’s net income and income per share would have been reduced to the proforma amounts indicated below for quarter end and period end September 30, 2004 and September 30, 2003. The Company has adopted the prospective method of recording stock compensation expense effective January 1, 2003 (in thousands except per share data):

		Three months ended
		September 30, 2004	September 30, 2003(A)
			Restated
Net income	As reported	$32,538	$30,403
Plus: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported (1)		3,308	226
Less: Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income, if the fair value method had been applied to all awards		3,384	404
	Pro forma	$32,461	$30,225
Basic earnings per share	As reported	$0.73	$0.68
	Pro forma	$0.73	$0.68
Diluted earnings per share	As reported	$0.72	$0.68
	Pro forma	$0.72	$0.67

		Nine months ended
		September 30, 2004	September 30, 2003(A)
			Restated
Net income	As reported	$95,179	$87,839
Plus: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported (1)		3,807	381
Less: Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income, if the fair value method had been applied to all awards		4,095	908
	Pro forma	$94,891	$87,312
Basic earnings per share	As reported	$2.13	$1.96
	Pro forma	$2.13	$1.95
Diluted earnings per share	As reported	$2.12	$1.96
	Pro forma	$2.11	$1.94

(1)	Includes expenses for both stock options and restricted stock
(A)	In July 2004, the Company identified an error in the computation of pro forma stock based compensation cost, pro forma net income and pro forma basic and fully diluted earnings per share included in the financial statements as of March 31, 2004 and all prior periods. The computation error related to amortization of such awards and the calculation of forfeitures. The table above has been revised for the three months ended September 30, 2003 and the nine months ended September 30, 2003. These revisions had no effect upon the Company’s Consolidated Balance Sheets, Consolidated Statements of Income and reported basic and fully diluted earnings per share.

NOTE I: INCOME TAXES

The following represents the components of the Company’s income tax expense for the nine-month period ended September 30:

	September 30, 2004	September 30, 2003
Federal taxes	$31,993	$30,713
State taxes	750	378

Total	$32,743	$31,091

A reconciliation of the provision for income taxes, as reported, with the Federal income tax at the statutory rate for the nine-month period ended September 30 is as follows (in thousands)

	Nine months ended
	September 30, 2004	September 30, 2003
Tax at statutory rate	$44,773	$41,626
Increase (decrease) in taxes resulting from:
Section 29 tax credits	(7,072)	(3,588)
Tax-exempt income	(5,149)	(5,818)
State income taxes, net of Federal income tax benefit	488	246
Other, net	(297)	(1,375)

Provision for income taxes	$32,743	$31,091

NOTE J: COMMITMENTS AND CONTINGENT LIABILITIES

The Company and its subsidiaries, from time to time, may be defendants in legal proceedings. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these legal proceedings will not have a material effect on the financial condition of the Company.

In the normal course of business, the Company and its subsidiaries have various commitments and contingent liabilities such as commitments to extend credit, letters of credit and liability for assets held in trust which are not reflected in the accompanying financial statements. Loan commitments, commitments to extend lines of credit and stand-by letters of credit are made to customers in the ordinary course of business. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. As of September 30, 2004 the Company had a total of $2,214.5 million in commitments to extend credit, $64.1 million in standby letters of credit and $24.6 million in commercial letters of credit.

NOTE K: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following table outlines the Company’s net periodic benefit costs for each of the income statement period contained in this report on Form 10-Q:

	Nine months ended
	September 30, 2004	September 30, 2003
Service cost	$1,902	$1,758
Interest cost	2,616	2,352
Expected return on plan assets	(3,603)	(2,825)
Amortization of unrecognized transition asset	—	(52)
Amortization on unrecognized gains	235	663
Amortization of unrecognized past service liability	479	255

Net periodic benefit costs:	$1,629	$2,151

	Three months ended
	September 30, 2004	September 30, 2003
Service cost	$634	$586
Interest cost	872	784
Expected return on plan assets	(1,201)	(941)
Amortization of unrecognized transition asset	—	(18)
Amortization on unrecognized gains	78	221
Amortization of unrecognized past service liability	159	85

Net periodic benefit costs:	$542	$717

The above tables does include costs associated with the Company’s SERP agreements with key employees. The Company did not have any gains or losses on settlements, prior service costs or recognized gains or losses in the nine-month periods ended September 30, 2004 and September 30, 2003.

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

•	unexpected changes in interest rates,

•	deterioration in economic conditions,

•	deterioration in deposit and loan volume trends,

•	deterioration in loan quality,

•	one or more changes in business models or failure to realize expected cost savings or revenue enhancements from changes in business models and acquisitions,

•	the continued existence and availability of tax credits, especially its Section 29 credits and other tax advantaged investments

•	the effects of legal, tax and regulatory provisions applicable to the Company.

•	a failure to satisfactorily comply with the FDIC order

The Company assumes no obligation for updating any such forward-looking statements at any time. Information on potential factors that could cause the Company’s financial results to differ from the forward-looking statements also is included from time to time in the Company’s public reports filed with the SEC, including in our Form 10-K for the year ending December 31, 2003.

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $32.5 million, or $0.72 per diluted share, for the third quarter of 2004 compared to $30.4 million, or $0.68 per diluted share, for the third quarter of 2003. The Company had net income of $95.2 million, or $2.12 per diluted share, for the nine months ended September 30, 2004. For the corresponding 2003 period, the Company reported net income of $87.8 million, or $1.96 per diluted share.

The Company’s return on average equity was 26.07% and return on average assets was 1.46% for the third quarter of 2004. The net interest margin was 3.90%. The Company’s return on average equity was 28.18% and return on average assets was 1.49% for the third quarter of 2003. The net interest margin was 3.90%.

For the first nine months of 2004, the Company had a return on average equity of 26.38%, return on average assets of 1.50%, net interest margin of 4.06%. For the same period in 2003, the Company had a return on average equity of 27.19%, return on average assets of 1.48%, and a net interest margin of 4.14%.

NET INTEREST INCOME

Net interest income for the 2004 third quarter was $80.0 million and the net interest margin on a tax equivalent basis was 3.90%. Net interest income for the third quarter of 2003 was $72.8 million and the net interest margin on a tax equivalent basis was 3.90%. Net interest income increased by $7.2 million in the third quarter of 2004 compared to the same period of 2003. The increase in net interest income in the third quarter of 2004 compared to the comparable quarter in 2003 was due primarily to lower costs on deposits and an increase in interest-earning assets.

Net interest income for the nine months ended September 30, 2004 was $236.0 million and the net interest margin on a tax equivalent basis was 4.06%. Net interest income for the same period in 2003 was $224.2 million and the net interest margin on a tax equivalent basis was 4.14%. Net interest income increased by $11.8 when comparing the 2004 period to the corresponding 2003 period. The increase in net interest income for the nine months ended September 30, 2004 compared to the comparable period in 2003 was due primarily to lower costs on deposits. This was offset in part by lower interest income on earning assets in the 2004 period as compared to the first nine months of 2003, which resulted from lower market interest yields.

NONINTEREST INCOME

Noninterest income was $44.4 million in the third quarter of 2004 and $35.5 million in the third quarter of 2003. Noninterest income for the third quarter of 2004 increased by $8.9 million, or 25.0%, compared to the third quarter of 2003. The increase in noninterest income in 2004 compared to 2003 was due mainly to increases in security gains, income from landfill gas operations, loan and credit card fee income offset in part by decreases in retail service fees and $0.5 million related to the early extinguishment of debt. During the third quarter of 2004 the Company sold approximately $884 million of investment securities which resulted in the recognition of $16.4 million of securities gains and recorded a provision for other than temporary impairment of $4.3 million.

Noninterest income was $119.0 million for the first nine months of 2004 and $92.0 million for the first nine months of 2003. Noninterest income in the 2004 period increased by $27.0 million, or 29.4%, compared to the same 2003 period. The increase in noninterest income in 2004 compared to 2003 was due mainly to the full nine months of normal income associated with the Company’s landfill gas operations and a cash settlement related to bankruptcy claims with respect to the landfill gas operations in the amount of $4.7 million in the 2004 second quarter as well as securities gains and provision discussed in the above paragraph, increases in credit card income and loan fees offset in part by decreases in retail service fees and trading asset gains.

NONINTEREST EXPENSE

Noninterest expense was $75.9 million for the third quarter of 2004 and $63.0 million for the third quarter of 2003. The increase in noninterest expense when comparing the third quarter of 2004 to the corresponding 2003 period included increases in salaries and benefits, primarily related to a $7.9 million charge related to severance, retirement and early vesting of certain existing benefits, the Company’s payment during the third quarter for modification of its data processing and item processing contracts.

Noninterest expense was $212.2 million for the first nine months of 2004 and $176.7 million for the first nine months of 2003. The increase in noninterest expense when comparing the 2004 period to the corresponding 2003 period was due to salaries and benefits, primarily related to severance, retirement and early vesting of certain benefits together with, outside services – data processing, primarily related to the Company’s third quarter modification of its data processing and item processing contracts, expense from landfill investments, due to the full nine month effect of its acquisition and increases in marketing and other expenses.

As part of the Company’s ongoing review of its compensation strategies, effective September 27, 2004, the Company accelerated the vesting of restricted stock awards made to its executive officers. The Company expects to eliminate change-in-control agreements and employment agreements, including those that effect executive officers. In connection with the termination of these agreements, the Company expects to amend its company-wide severance policy and no longer enter into separately negotiated agreements. As consideration for the termination of existing change-in-control and employment agreements, the Company expects to make payments to 14 members of senior management. The Company also expects to complete the sale of certain assets during the fourth quarter.

INCOME TAXES

The Company’s pretax income for the third quarter of 2004 was $44.0 million, an increase of $5.3 million, or 13.7%, compared to the third quarter of 2003. The Company’s provision for income taxes was $11.5 million for the quarter ended September 30, 2004 compared to $8.3 million for the same period in 2003. The increase in the provision for income taxes and higher effective tax rate in the 2004 period compared to the corresponding 2003 period was due to higher pretax income in 2004 and a tax benefit in 2003 associated with the closure of a tax year.

The Company’s pretax income for the first nine months of 2004 was $127.9 million, an increase of $9.0 million, or 7.6%, compared to the same period of 2003. The Company’s provision for income taxes was $32.7 million for the 2004 period and $31.1 million for the same period in 2003. The increase in the provision for income taxes for the 2004 period compared to the 2003 period was due primarily to higher 2004 pretax income and the aforementioned tax benefit in 2003, partially offset by the full nine-month effect of the Company’s tax credits resulting from its acquisition of landfill gas companies in May 2003. The lower effective tax rate for the 2004 period compared to the 2003 period was due primarily to the full nine-month effect of tax credits related to the landfill gas companies, partially offset by higher 2004 pretax income and the 2003 tax benefit mentioned earlier.

PROVISION FOR LOAN AND LEASE LOSSES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $4.5 million for the third quarter of 2004 and $6.5 million for the third quarter of 2003. The decrease in 2004 compared 2003 was primarily due to the lower levels of nonperforming loans and lower net charge-offs. Net charge offs were $4.3 million for the third quarter of 2004 and $5.9 million for the third quarter of 2003.

The provision for loan and lease losses was $14.9 million for the first nine months of 2004 and $20.5 million for the first nine months of 2003. The decrease in 2004 compared 2003 was primarily due to the lower levels of nonperforming loans and lower net charge-offs. Net charge-offs were $15.7 million for the first nine months of 2004 and $19.7 million for the first nine months of 2003.

The Allowance for loan and lease losses (“allowance”) totaled $66.3 million at September 30, 2004 compared to $67.8 million at December 31, 2003. It represented 530% of nonperforming loans and leases at September 30, 2004, compared to 513% at December 31, 2003. The Allowance as a percentage of total loans and leases was 1.37% at September 30, 2004 and 1.46% at December 31, 2003.

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

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at September 30, 2004.

Non Performing Loans and Non Performing Assets

Nonperforming loans and leases totaled $12.5 million at September 30, 2004. This was a decrease of $0.7 million, or 5.3%, compared to $13.2 million of nonperforming loans and leases as of December 31, 2003. Nonperforming loans and leases were 0.26 % of total loans and leases at September 30, 2004, compared to 0.28% at December 31, 2003.

Nonperforming assets were $14.6 million at September 30, 2004, up slightly from $14.2 million at December 31, 2003. Nonperforming assets as a percent of loans, leases and OREO were 0.30% at June 30, 2004 and 0.31% at December 31, 2003.

The following table presents the composition of non-performing assets and selected asset quality ratios at the dates indicated (in thousands):

	September 30, 2004	December 31, 2003
Nonaccrual Loans:
Commercial	$6,837	$7,555
Real Estate	5,492	5,477
Consumer	190	185

Total Nonaccrual Loans	$12,519	$13,217
Foreclosed Assets	2,111	977

Total Nonperforming Assets	$14,630	$14,194

Nonaccrual Loans to Total Loans and Leases	0.26%	0.28%
Allowance for Loan and Lease Losses to Nonaccrual Loans	530%	513%

Loans Past Due 90 Days and Still Accruing

The following table shows loans past due 90 days or more and still accruing, along with the applicable asset quality ratio (in thousands):

	September 30, 2004	December 31, 2003
Loans Past Due 90 Days or More and Accruing
Commercial	$2,872	$4,107
Real Estate	4,696	2,867
Consumer	1,498	2,228
Credit card	6,868	7,481

Total Past Due Loans	$15,934	$16,683

As a percent of Total Loans and Leases	0.33%	0.36%

Allowance for Loan and Lease Losses

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Summary of Activity in the Allowance By Loan Category
(Dollars in thousands)	Nine Months Ended September 30, 2004		Year Ended December 31, 2003
Amount of Loans and Leases Outstanding at Period End	$4,825,465		$4,659,755

Daily Average Amount of Loans and Leases Outstanding	$4,673,523		$4,333,434

Allowance for Loan and Lease Losses

Balance at beginning of the period	$67,846		$71,929

Loans charged off:
Real estate	$980		$1,427
Commercial	4,458		7,825
Consumer	18,272		28,214
Other	5		—

Total loans charged off	$23,715		$37,466

Recoveries:

Real estate	$468		$928
Commercial	2,775		4,412
Consumer	4,631		6,905
Other	129		168

Total recoveries	$8,003		$12,413

Net loans charged off	$15,712		$25,053

Provision for loan and lease losses, portfolio loans	14,850		26,000

Reclassification of reserves	(695)		(5,030)

Balance at period end	$66,289		$67,846

Allowance for Loan and Lease Losses to Total Loans and Leases	1.37%		1.46%

Provision for loan and lease losses, as a percentage of average loans and leases outstanding	.42	% (1)	0.60%

Net loans charged off during period to average loans and leases outstanding	.45	% (1)	0.58%

(1)	Annualized

FINANCIAL CONDITION

Loan and lease categories consisting of commercial and financial, commercial real estate, consumer, and credit card loans totaled $4.7 billion at September 30, 2004 compared to $4.5 billion at December 31, 2003. These four loan and lease categories are the areas of loans that the Company emphasizes. This is because they generally have more attractive yields; interest rate sensitivity; and maturity characteristics than single family loans. These four loan and lease categories represented approximately 97% of loans and leases at September 30, 2004, compared to 96% at December 31, 2003. Residential mortgage loans, which are not an area of emphasis for the Company, were $132.7 million as of September 30, 2004, compared to $167.9 million at December 31, 2003. The loan to deposit ratio at September 30, 2004 and December 31, 2003 was 77% and 75%, respectively.

Total investment securities were $3.3 billion at September 30, 2004, compared to $2.7 billion at December 31, 2003. The increase in investment securities was due primarily to planned purchases associated with the growth in stockholders’ equity. Total assets were $8.8 billion at September 30, 2004 compared to $8.1 billion at December 31, 2003.

Deposits other than time deposits were $4.7 billion at September 30, 2004 and $4.3 billion at December 31, 2003. Total deposits were $6.3 billion at September 30, 2004 and $6.2 billion at December 31, 2003.

Total borrowings increased by $626.7 million over year-end 2003 levels to $1.5 billion. This increase was primarily due to increases in Federal Home Loan Bank advances with terms ranging from one month to slightly over one year.

Total stockholders’ equity was $516.9 million and $458.2 million at September 30, 2004 and December 31, 2003, respectively. Book value per common share (defined as total stockholders’ equity divided by total shares outstanding) was $11.50 at September 30, 2004 and $10.23 at December 31, 2003. All regulatory capital ratios exceed those necessary to be considered a well-capitalized institution at both September 30, 2004 and December 31, 2003.

The increase in stockholders’ equity resulted primarily from $95.2 million of net income, partially offset by payment of cash dividends of $45.4 million.

The Company did not repurchase any shares in the third quarter of 2004. The Company repurchased a total of 14,980 shares in the first quarter of 2004, at an average price of $37.48 per share. The total cash allocated for these repurchases was $0.6 million.

Total shares outstanding at September 30, 2004 were 45.0 million shares, compared to 44.8 million shares at December 31, 2003.

The Company paid cash dividends of $0.35 per share in the third quarter of 2004. Total cash dividends paid in the 2004 third quarter were $15.7 million. Dividends paid in 2004 year to date were $1.01 per share. Total cash dividends paid in 2004 year to date were $45.4 million.

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

During the third quarter of 2004, the Company decreased its investment portfolio by approximately $205 million compared to June 30, 2004. The overall effect of this transition has relatively no change to the Company’s balance sheet interest rate sensitivity at September 30, 2004 as compared to December 31, 2003.

The Company enters into interest rate derivative contracts (interest rate swaps) from time to time for asset liability management purposes. The notional amount of the derivative contracts totaled $580 million at September 30, 2004 and $590 million at December 31, 2003.

The purpose of these contracts is to attempt to limit the volatility in the Company’s net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company’s overall asset liability risk. Management did not enter into these contracts for speculative purposes. Under SFAS No. 133, the Company has adopted hedge accounting for these contracts. The derivative contracts hedging the fixed rate certificates of deposit and fixed rate debt and that have payments linked to LIBOR are accounted for as “fair value” hedges using the “short-cut method” under SFAS No. 133. Under the short-cut method, any changes in value of the hedged item are assumed to be exactly as much as the change in the value of the derivative contract. Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings. All of the derivative contracts outstanding as of September 30, 2004 that are hedges for the Company’s borrowings and certificates of deposit are indexed to LIBOR. Changes in interest rates will impact the cash flows and valuation of such derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario.

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

Capital

The capital ratios for the Company at September 30, 2004 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Holding Company Capital Ratios

	Ratios at September 30, 2004	Minimum Regulatory Guidelines for Well-Capitalized
Total Risk-Based Capital	13.83%	10.0%
Tier 1 Risk-Based Capital	9.45%	6.0%
Tier 1 Leverage Ratio	6.69%	4.0%

Bank Capital Ratios

	Ratios at September 30, 2004	Minimum Regulatory Guidelines for Well-Capitalized
Total Risk-Based Capital	13.22%	10.0%
Tier 1 Risk-Based Capital	8.90%	6.0%
Tier 1 Leverage Ratio	6.3%	4.0%

The Company is not aware of any current recommendations by the regulatory authorities that would have a material adverse effect on the Company’s capital resources or operations, other than the potential impact of FIN 46 as described under Note G.

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

On March 2, 2004 Hudson United Bank entered into a complete settlement with the New York County District Attorney’s Office. Under the terms of the agreement, the Company agreed to pay $3.5 million to the City of New York and $1.5 million to the District Attorney’s office for the costs of the investigation. The Company, which in the first quarter of 2004 started to upgrade its compliance program, agreed to continue its corrective actions. The $5 million was charged against fourth quarter 2003 results of operations. Further expenses were incurred during the firstnine months of 2004 in the amount of $3.0 million related to the terminated correspondent banking business. The settlement agreement provides that the Company will prepare enhanced written policies and procedures and implement a Company wide compliance training program. The estimated cost of professional fees related to these initiatives is approximately $1.0 million and will be expensed when incurred.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

	Total number shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
July 1 – 31, 2004	—	—	—	3,944,707
August 1 – 31, 2004	—	—	—	3,944,707
September 1 – 30, 2004	—	—	—	3,944,707

In November 1993, the Company’s Board of Directors authorized management to repurchase up to 10 percent of its outstanding common stock each year. The program may be discontinued or suspended at any time, and there is no assurance that the Company will purchase the full amount authorized. The acquired shares are to be held in treasury and to be used for stock option and other employee benefit plans, stock dividends, or in connection with the issuance of common stock in pending or future acquisitions. In June 2000, the Company’s Board of Directors authorized the repurchase of up to 20% of the Company’s outstanding shares. In June 2001, the Company’s Board of Directors extended the Company’s stock repurchase program until December 2002 and authorized additional repurchases of up to 10% of the Company’s outstanding shares. The Board further authorized on January 30, 2003 the repurchase of up to $4.5 million outstanding shares of the Company. This most recent authorization expired on June 30, 2004.

Item 6: Exhibits

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

10(a) Separation Agreement and Release among Hudson United Bancorp, Hudson United Bank and D. Lynn Van Borkulo-Nuzzo (Incorporated by reference from the Company’s report on Form 8-K dated September 29, 2004)

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

HUDSON UNITED BANCORP

November 9, 2004	By:	/s/ KENNETH T. NEILSON
DATE		Kenneth T. Neilson
Chairman, President and Chief Executive Officer

November 9, 2004	By:	/s/ JAMES W. NALL
DATE		James W. Nall
Executive Vice President, Chief Financial Officer and
Chief Accounting Officer