Form 10-Q/A
period 2004-09-30
HUDSON UNITED BANCORP
filed 2005-03-15
CIK 703559

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QA

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

December 31, 2003 Balance sheet from audited financial statements

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

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003
INTEREST AND FEE INCOME:
Loans and leases	$202,109	$205,729
Investment securities	101,500	90,751
Other	1,097	1,609

TOTAL INTEREST AND FEE INCOME	$304,706	$298,089

INTEREST EXPENSE:
Deposits	$35,780	$45,589
Borrowings	14,327	9,705
Subordinated and other debt	18,590	18,641

TOTAL INTEREST EXPENSE	$68,697	$73,935

NET INTEREST INCOME	$236,009	$224,154
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	14,850	20,500

NET INTEREST INCOME AFTER TOTAL PROVISION FOR LOAN AND LEASE LOSSES	$221,159	$203,654
NONINTEREST INCOME:
Retail service fees	$23,834	$28,173
Credit card fee income	22,109	19,475
Loan Fees	13,254	9,758
ATM and debit card fees	5,230	5,595
Separate account bank owned life insurance income	4,488	4,814
Trust income	2,349	1,897
Income from Landfill Investments	21,936	6,716
Other Income	9,429	13,770
Impairment on mortgage related servicing assets	—	(2,004)
Securities gains	16,377	333
Trading asset gains	—	3,449

TOTAL NONINTEREST INCOME	$119,006	$91,976

NONINTEREST EXPENSE:
Salaries and benefits	$84,533	$72,025
Occupancy expense	23,095	22,739
Equipment expense	12,937	13,884
Outside services – data processing	26,074	22,100
Outside services-other	21,659	17,670
Amortization of intangibles	3,689	3,188
Marketing expense	5,073	2,165
Deposit and other insurance	1,925	1,658
Telephone expense	4,239	4,476
Expense from Landfill Investments	18,567	8,947
Other expense	10,452	7,848

TOTAL NONINTEREST EXPENSE	$212,243	$176,700

INCOME BEFORE INCOME TAXES	$127,922	$118,930
PROVISION FOR INCOME TAXES	32,743	31,091

NET INCOME	$95,179	$87,839

NET INCOME PER COMMON SHARE
Basic	$2.13	$1.96
Diluted	$2.12	$1.96
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,649	44,716
Diluted	44,888	44,893

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)	Three Months Ended September 30
	2004	2003
NET INCOME	$32,538	$30,403

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized securities (losses)/gains arising during period (tax expense of $29,643 and tax benefit of $7,943, respectively)	$23,939	$(15,843)
Amortization of net unrealized losses arising from the transfer of securities from AFS to HTM (tax expense of $221)	366	—
Less: reclassification for net losses on available for sale securities included in net income (tax expense of $5,349 and tax benefit or $751)	18,399	(1,236)

Other comprehensive income	$5,906	$(14,607)

COMPREHENSIVE INCOME / (LOSS)	$38,444	$15,796

(In thousands)	Nine Months Ended September 30
	2004	2003
NET INCOME	$95,179	$87,839

OTHER COMPREHENSIVE INCOME NET OF TAX:
Net unrealized securities losses arising during period (tax expense of $ 20,200 and tax benefit of $8,326)	$8,713	$(16,884)
Amortization of net unrealized losses arising from the transfer of securities from AFS to HTM (tax expense of $623)	901	—

Change in valuation of derivative contracts (tax benefit $2,471 in 2003)	—	(3,684)
Less: reclassification for net losses on available for sale securities included in net income (tax expense of $4,959 and tax benefit of $5,213)	7,181	(8,048)

Other comprehensive income	$2,433	$(12,520)

COMPREHENSIVE INCOME / (LOSS)	$97,612	$75,319

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except shares)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Treasury Stock	Effect of Stock Based Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2002	45,023,459	$92,788	$313,467	$177,544	$(169,871)	$(2,456)	$21,054	$432,526

Net income	—	—	—	112,321	—	—	—	112,321
Cash dividends ($1.18 cash paid per share)	—	—	—	(52,819)	—	—	—	(52,819)
Stock options exercised	250,383	—	(2,332)	—	7,778	—	—	5,446
Other transactions	(11,220)	—	175	—	(175)	—	—	—
Purchase of treasury stock	(527,095)	—	—	—	(16,525)	—	—	(16,525)
Effect of stock based compensation plans	63,374	—	—	—	2,288	(1,443)	—	845
Other comprehensive income	—	—	—	—	—	—	(23,604)	(23,604)

Balance at December 31, 2003	44,798,901	$92,788	$311,310	$237,046	$(176,505)	$(3,899)	$(2,550)	$458,190

Net income	—	—	—	95,179	—	—	—	95,179
Cash dividends ($1.01 cash paid per share)	—	—	—	(45,407)	—	—	—	(45,407)
Stock options exercised	73,277	—	(1,329)	—	2,562	—	—	1,233
Other transactions	—	—	—	—	—	—	—	—
Purchase of treasury stock	(14,980)	—	—	—	(561)	—	—	(561)
Effect of stock based compensation plans	97,050	—	—	—	3,639	2,219	—	5,858
Other comprehensive income	—	—	—	—	—	—	2,433	2,433

Balance at September 30, 2004	44,954,248	$92,788	$309,981	$286,818	$(170,865)	$(1,680)	$(117)	$516,925

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$95,179	$87,839
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	14,850	20,500
Provision for securities impairment	4,300
Provision for depreciation and amortization	14,295	14,317
Amortization (Accretion) of investment securities premiums (discounts), net	4,926	22,046
Amortization on stock based compensation	5,858	587
Impairment on mortgage servicing assets	—	2,004
Securities (gains) / losses	(20,677)	(333)
Trading gains	—	(3,449)
(Gain) / Loss on sales of premises and equipment	(134)	(176)
(Increase)/Decrease in other assets	38,316)	(3,381)
Decrease in other liabilities	(16,527)	(35,671)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$63,754	$104,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities:
Available for sale	$1,256,713	$1,249,684
Proceeds from repayments and maturities of investment securities:
Available for sale	838,269	1,294,372
Held to maturity	260,449	—
Purchases of investment securities:
Available for sale	(2,862,574)	(2,901,832)
Held to maturity	(73,300)	—
Net (increase) / decrease in loans other than purchases and sales	(173,155)	(46,927)
Increase in loans due to purchases	—	(2,718)
Proceeds from sales of loans	6,003	—
Acquisition of credit card assets	(14,965)	(10,148)
Proceeds from sales of premises and equipment	407	430
Purchases of premises and equipment	(6,432)	(4,073)
(Increase) / Decrease in foreclosed property	(1,134)	207

NET CASH USED IN INVESTING ACTIVITIES	$(769,719)	$(421,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase / (decrease) in demand, now and money market deposits	$311,698	$164,210
Net increase / (decrease) in Time Deposits	(264,618)	(95,120)
Net increase / (decrease) in borrowings	626,730	333,826
Payment of subordinated debt securities	(14,597)	(37,698)
Proceeds from issuance of debt securities	19,810	33,967
Payment of debt securities	—	(25,300)
Proceeds from issuance of Common stock	1,234	5,200
Cash dividends	(45,407)	(39,387)
Acquisition of treasury stock	(561)	(16,525)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$634,289	$323,173

INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	$(71,676)	$6,451
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	313,994	275,580

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$242,318	$282,031

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$21,881	$73,919
Taxes	38,627	29,248
Additional Disclosures
Securities transferred from available for sale to held to maturity	$1,581,566	$—

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

NOTE D – INVESTMENT SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale and held to maturity at the dates indicated excluding trading assets (in thousands):

	September 30, 2004
	Amortized Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
Available for Sale
U.S. Treasury and Government Agency Obligations	149,132	$155	$—	$149,287
State and Political Subdivisions	50,074	411	—	50,485
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,187,128	3,627	(4,104)	1,186,651
All other mortgage backed securities	74,660	478	(189)	74,949
Asset backed and other debt securities	243,971	6,285	(135)	250,121
FHLB stock	51,050	—	—	51,050
Other securities	145,011	2,518	(1,490)	146,039

	$1,901,026	$13,474	$(5,918)	$1,908,582

	December 31, 2003
	Amortized Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
Available for Sale
U.S. Treasury and Government Agency Obligations	$6,012	$31	$—	$6,043
State and Political subdivisions	39,560	514	—	40,074
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,478,575	6,433	(15,157)	1,469,851
All other mortgage backed securities	579,136	3,488	(3,727)	578,897
Asset backed and other debt securities	448,546	12,060	(9,040)	451,566
FHLB stock	16,250	—	—	16,250
Other securities	141,429	2,175	(100)	143,504

	$2,709,508	$24,701	$(28,024)	$2,706,185

	September 30, 2004
	Amortized Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
Held to Maturity
U.S.Treasury and Government Agency Obligations	$73,300	$5	$(344)	$72,961
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,126,208	15	(7,797)	1,118,426
All other mortgage backed securities	187,942	5	(694)	187,253
Asset backed and other debt securities	4,968	—	—	4,968

	$1,392,418	$25	$(8,835)	$1,383,608

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

As part of its ongoing evaluation of the investment securities portfolio and based on information received during October and November, the Company decided to sell securities with a carrying value of approximately $26 million and recorded a charge of $3.2 million. In addition a charge of $1.1 million related to asset backed securities was recognized.

The charge of $4.3 million related to securities identified for sale or impaired is included in net securities gains in the income statement.

On September 30, 2004, the FASB voted unanimously to delay the effective date of EITF 03-1. “The Meaning of Other- Than- Temporary Impairment and its Application to Certain Investments”, the delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a Company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings.

The FASB will be issuing implementation guidance related to this topic. Once issued, the Company will evaluate the impact of adopting EITF 03-1.

NOTE E – BORROWINGS

The maturity of the Company’s federal funds purchased, repurchase agreements and FHLB advances at September 30, 2004 and December 31, 2003 are as follows:

	9/30/2004	12/31/2003
2004	$270,929	$215,460
2005 (1)	1,052,020	100,000
2006	200,000	400,000
2007	—	180,759
2008 and thereafter	25,000	25,000

Total	$1,547,949	$921,219

(1)	Includes $278 million of structured repurchase agreements extendable at the option of the counterparty in May 2005.

	September 30, 2004	December 31, 2003
Weighted average rate	1.49%	1.35%

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

	Three months ended
	September 30, 2004	September 30, 2003 (A) Restated
Net income
As reported	$32,538	$30,403
Plus: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported (1)	3,308	226
Less: Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income, if the fair value method had been applied to all awards	3,384	404
Pro forma	$32,461	$30,225
Basic earnings per share
As reported	$0.73	$0.68
Pro forma	$0.73	$0.68
Diluted earnings per share
As reported	$0.72	$0.68
Pro forma	$0.72	$0.67

	Nine months ended
	September 30, 2004	September 30, 2003(A) Restated
Net income
As reported	$95,179	$87,839
Plus: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported (1)	3,807	381
Less: Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income, if the fair value method had been applied to all awards	4,095	908
Pro forma	$94,891	$87,312
Basic earnings per share
As reported	$2.13	$1.96
Pro forma	$2.13	$1.95
Diluted earnings per share
As reported	$2.12	$1.96
Pro forma	$2.11	$1.94

(1)	Includes expenses for both stock options and restricted stock
(A)	In July 2004, the Company identified an error in the computation of pro forma stock based compensation cost, pro forma net income and pro forma basic and fully diluted earnings per share included in the financial statements as of March 31, 2004 and all prior periods. The computation error related to amortization of such awards and the calculation of forfeitures. The table above has been revised for the three months ended September 30, 2003 and the nine months ended September 30, 2003. These revisions had no effect upon the Company’s Consolidated Balance Sheets, Consolidated Statements of Income and reported basic and fully diluted earnings per share.

NOTE I: INCOME TAXES

The following represents the components of the Company’s income tax expense for the nine-month period ended September 30:

	September 30, 2004	September 30, 2003
Federal taxes	$31,993	$30,713
State taxes	750	378

Total	$32,743	$31,091

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

NOTE K: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following table outlines the Company’s net periodic benefit costs for each of the income statement period contained in this report on Form 10-QA:

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

NONINTEREST INCOME

Noninterest income was $44.4 million in the third quarter of 2004 and $35.5 million in the third quarter of 2003. Noninterest income for the third quarter of 2004 increased by $8.9 million, or 25.0%, compared to the third quarter of 2003. The increase in noninterest income in 2004 compared to 2003 was due mainly to increases in security gains, income from landfill gas operations, loan and credit card fee income offset in part by decreases in retail service fees and $0.5 million related to the early extinguishment of debt. During the third quarter of 2004 the Company sold approximately $884 million of investment securities which resulted in the recognition of $16.4 million of securities gains and recorded a provision for other than temporary impairment of $4.3 million..

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

As part of the Company’s ongoing review of its compensation strategies, effective September 27, 2004, the Company accelerated the vesting of restricted stock awards made to its executive officers. The Company expects to eliminate change-in control agreements and employment agreements, including those that effect executive officers. In connection with the termination of these agreements, the Company expects to amend its company-wide severance policy and no longer enter into separately negotiated agreements. As consideration for the termination of existing change-in- control and employment agreements, the Company expects to make payments to 14 members of senior management. The Company also expects to complete the sale of certain assets during the fourth quarter.

The Company has amended its previously filed 10-Q to include under Item 5: Other Information “Acceleration of Restricted Stock Grants” a detailed description of the awards accelerated by individual. In addition, a minor clerical error in the statement of cash flows has been corrected.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

(see discussion above under “Market Risk, Interest rate Risk”)

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report on From 10-QA. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

On March 2, 2004 Hudson United Bank entered into a complete settlement with the New York County District Attorney’s Office. Under the terms of the agreement, the Company agreed to pay $3.5 million to the City of New York and $1.5 million to the District Attorney’s office for the costs of the investigation. The Company, which in the first quarter of 2004 started to upgrade its compliance program, agreed to continue its corrective actions. The $5 million was charged against fourth quarter 2003 results of operations. Further expenses were incurred during the first nine months of 2004 in the amount of $3.0 million related to the terminated correspondent banking business. The settlement agreement provides that the Company will prepare enhanced written policies and procedures and implement a Company wide compliance training program. The estimated cost of professional fees related to these initiatives is approximately $1.0 million and will be expensed when incurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 5: Other Information

Acceleration of Restricted Stock Grants

The vesting of certain grants of restricted stock previously made to Messrs. Neilson, Shara, Nelson, Nall, Mayo and Driscoll were accelerated in 2004. Pursuant to this acceleration, these restricted stock awards vested as of September 27, 2004. The named executive officers, the number of shares accelerated and the dollar value of the shares accelerated and date on which such shares were scheduled to vest are as follows:

•	Kenneth T. Neilson: 6,000 shares were scheduled to vest on 12/6/04; 6,666 shares were scheduled to vest on 8/7/05; 6,000 shares were scheduled to vest on 12/6/05; 9,000 shares were scheduled to vest 6/18/06; 6,667 shares were scheduled to vest on 8/7/06; 6,000 shares were scheduled to vest on 12/6/06; 10,000 shares were scheduled to vest on 4/29/07; 9,000 shares were scheduled to vest on 6/18/07; 6,667 shares were scheduled to vest 8/7/07; 10,000 shares were scheduled to vest on 4/29/08; 9,000 shares were scheduled to vest on 6/18/08 and 10,000 shares were scheduled to vest on 4/29/09.

•	Thomas J. Shara: 1,333 shares were scheduled to vest on 12/6/04; 1,300 shares were scheduled to vest on 8/7/05; 1,333 shares were scheduled to vest on 12/6/05; 3,000 shares were scheduled to vest 6/18/06; 1,300 shares were scheduled to vest on 8/7/06; 1,334 shares were scheduled to vest on 12/6/06; 3,166 shares were scheduled to vest on 4/30/07; 3,000 shares were scheduled to vest on 6/18/07; 1,300 shares were scheduled to vest 8/7/07; 3,167 shares were scheduled to vest on 4/30/08; 3,000 shares were scheduled to vest on 6/18/08 and 3,167 shares were scheduled to vest on 4/30/09.

•	Thomas Nelson: 1,166 shares were scheduled to vest on 12/6/04; 1,533 shares were scheduled to vest 8/7/05; 1,167 shares were scheduled to vest on 12/6/05; 3,000 shares were scheduled to vest on 6/18/06; 1,533 shares were scheduled to vest on 8/7/06; 1,167 shares were scheduled to vest on 12/6/06; 3,166 shares were scheduled to vest on 4/30/07; 3,000 shares were scheduled to vest 6/18/07; 1,534 shares were scheduled to vest on 8/7/07; 3,167 shares were scheduled to vest on 4/30/08; 3,000 shares are scheduled to vest on 6/18/08 and 3,167 shares were scheduled to vest on 4/30/09.

•	James Nall: 1,666 shares were scheduled to vest on 9/22/06; 3,166 shares were scheduled to vest on 5/6/07; 1,666 shares were scheduled to vest on 9/22/07; 3,167 shares were scheduled to vest on 5/6/08; 1,668 shares were scheduled to vest on 9/22/08 and 3,167 shares were scheduled to vest on 5/6/09.

•	James Mayo: 833 shares were scheduled to vest on 12/6/04; 966 shares were scheduled to vest 8/7/05; 833 shares were scheduled to vest on 12/6/05; 2,500 shares were scheduled to vest on 12/18/05; 1,666 shares were scheduled to vest on 6/18/06; 967 shares were scheduled to vest on 8/7/06; 834 shares were scheduled to vest on 12/6/06; 1,200 shares were scheduled to vest on 6/16/07; 1,666 shares were scheduled to vest on 6/18/07; 967 shares were scheduled to vest on 8/7/07; 1,200 shares were scheduled to vest on 6/16/08; 1,668 shares were scheduled to vest on 6/18/08 and 1,200 shares were scheduled to vest on 6/16/09.

•	Jacques Driscoll: 2,833 shares were scheduled to vest on 6/16/07; 2,833 shares were scheduled to vest on 6/16/08 and 2,834 shares were scheduled to vest on 6/16/09.

The dollar value of the shares accelerated based on the closing market price of $35.77 of the Company’s common stock on September 27, 2004, for Kenneth T. Neilson, Thomas J. Shara, Thomas Nelson, James Nall, James Mayo and Jacques Driscoll was: $3,398,150, $944,328, $951,482, $518,665, $590,205 and $304,045, respectively. The acceleration discussed above was considered by the Compensation Committee and approved along with the early vesting of 12,200 previously awarded shares for a retiring executive. The named executive officers receiving cash payments for terminating their severance agreements agreed to utilize the cash payment for income taxes resulting from the acceleration of restricted stock awards and to continue to hold the stock awards.

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

HUDSON UNITED BANCORP

March 14, 2005	By:	/s/ KENNETH T. NEILSON
DATE		Kenneth T. Neilson
Chairman, President and Chief Executive Officer

March 14, 2005	By:	/s/ JAMES W. NALL
DATE		James W. Nall
Executive Vice President, Chief Financial Officer and
Chief Accounting Officer