Form 10-K
period 2004-12-31
HUDSON UNITED BANCORP
filed 2005-03-15
CIK 703559

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

None

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 126-2 [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2004 was $1,594,937,826. The number of shares of Registrant's common stock, no par value, outstanding as of March 3, 2005 was 45,008,567.

Documents incorporated by reference: Portions of the Registrants Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held April 27, 2005, are incorporated by reference in Part III

PART I,
ITEM 1. BUSINESS

(a) General Development of Business

Hudson United Bancorp (“HUB”, "Registrant" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company was organized under the laws of New Jersey in 1982 by Hudson United Bank ("Hudson United" or the “Bank”) for the purpose of creating a bank holding company to take advantage of the additional powers provided to bank holding companies.

The Company directly owns Hudson United plus seven additional subsidiaries, which are HUBCO Capital Trust I, HUBCO Capital Trust II, JBI Capital Trust I, Hudson United Capital Trust I, Hudson United Capital Trust II, Hudson United Statutory Trust I and Jefferson Delaware, Inc. In March 1999, the former Lafayette American Bank and Bank of the Hudson were merged into Hudson United. In addition, the shareholders of the Company on April 21, 1999 approved an amendment to the certificate of incorporation to change the name of the Company from HUBCO, Inc. to Hudson United Bancorp. The Company is also the indirect owner, through Hudson United, of thirteen subsidiaries. All of the assets and liabilities of the subsidiaries of the Company and the Bank are consolidated on the balance sheet of the Company for shareholder reporting purposes. A further description of these subsidiaries is contained in the section “Other Subsidiaries” in this current document.

At December 31, 2004, HUB, through its subsidiaries, had total deposits of $6.3 billion, total loans and leases of $4.8 billion and total assets of $9.1 billion. HUB ranked third among commercial bank holding companies headquartered in New Jersey in terms of asset size at December 31, 2004. Hudson United operates over 200 branches located throughout the state of New Jersey; in the Hudson Valley area of New York State; in New York City; in southern Connecticut in the areas between Greenwich and Hartford; and in Philadelphia and surrounding areas in Pennsylvania.

Hudson United is a full service commercial bank and offers the services generally provided by commercial banks of similar size and character, including imaged checking, savings, and time deposit accounts; 24-hour telephone banking; internet banking; wealth management services; cash management services; merchant services; safe deposit boxes; insurance, stock, bond, and mutual fund sales; secured and unsecured personal and commercial loans; residential and commercial real estate loans; and international services including import and export financing, foreign currency exchange and letters of credit. The Bank’s deposit accounts are competitive with those of other banks and include checking, savings, money market accounts, a variety of interest-bearing transaction accounts and time deposits. In the lending area, the Bank primarily engages in commercial lending; commercial real estate lending; insurance premium finance lending; consumer lending primarily consisting of automobile loans and home equity loans; and “private label” credit card programs for certain retailers and other businesses. Most of the Company’s loans are secured by commercial real estate, residential real estate or other assets of borrowers.

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

Loan and lease categories consisting of commercial and financial, commercial real estate mortgages, consumer, and private label credit cards together called (“core loans”) totaled $4.7 billion at December 31, 2004, or 97% of total loans. The Company emphasizes these types of loans, because they generally have more attractive yields; interest rate sensitivity; and maturity characteristics than single-family mortgage loans. The Company also believes that these loans provide better opportunities to obtain deposit relationships and/or fee based product relationships with borrowers than do single-family mortgage loans, which tend to be transactional.

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

The Company emphasizes short maturity and intermediate maturity loans in its commercial real estate activities. These loans may be collateralized by existing properties, or by properties acquired by a borrower for their use or in an attempt to improve the value of the property prior to refinancing or sale of the property; or may be construction loans generally supported by pre-sale or pre-lease commitments for the completed properties. Most of these properties collateralizing these loans are located in the Company's four state business area. These loans have variable interest rates indexed to the Prime Rate, LIBOR or other indices, or have fixed interest rates generally not longer than 5 years. The Company also originates some commercial real estate loans in the size range of $10 million or greater. Most of the Company’s loans are also supported by personal guarantees by the owners of the properties. The Company does not emphasize long term, fixed rate, non recourse loans to investors in commercial real estate. The Company does not purchase participations in its commercial real estate loans and commercial and financial loans.

The Company emphasizes home equity loans in its consumer lending activities. The Company’s consumer loan portfolio also includes automobile loans, recreational vehicle loans, manufactured housing loans, boat loans, unsecured consumer loans, and other miscellaneous loans. The Company’s home equity loans are generally collateralized by properties located in the Company’s four state business area, secured by the primary residence of the borrower, and originated by the Bank’s employees. Most of these loans have variable interest rates indexed to the Prime Rate, or may have fixed interest rates. The Company uses Fair Isaacs Company (“FICO”) scores and other underwriting techniques to evaluate the credit worthiness of the borrowers for the Company’s consumer loans and leases.

The Company emphasizes “private label” credit card activities, and it does not emphasize VISA or MasterCard credit card activities. The Company has relationships with approximately 100 retailers located throughout the United States, which merchants offer unsecured sales financing to their customers through a private label credit card, and which merchants allow the Company to underwrite the resulting credit card receivables on a daily basis. The Company’s relationships with its merchants are generally multi-year contractual relationships. The Company generates these merchant relationships through the marketing efforts of its employees, as well as by purchasing the right to merchant relationships from other financial institutions. The Company receives a fee from the merchants when it underwrites a purchase, and it receives interest and late fees from the individual customers that maintain balances on their private label accounts. The Company’s credit card loans primarily bear fixed interest rates. The average balance outstanding on the Company’s credit card loans was approximately $900 at December 31, 2004. The Company uses FICO scores and other underwriting techniques to evaluate the creditworthiness of the borrowers for its credit card loans. Borrowers for the Company’s private label credit card loans are credit scored semi-annually. The most recent credit scores resulted in an average credit score of 707, . New loans approved during 2004 had average credit scores greater than 740. The Company, in the normal course of business, does not approve loan applications with credit scores less than 650. The Company’s total credit card loans were $400.7 million at December 31, 2004.

Deposits

The Company classifies its deposits into non-interest bearing; NOW; savings; money market deposit accounts (“MMDA”); and time deposit categories. Deposits consisting of non-interest bearing; NOW; savings; and MMDA accounts totaled $4.5 billion at December 31, 2004, or 71% of total deposits. The Company emphasizes these categories of deposits because they generally have lower yields; are subject to repricing at the Company’s option; and provide more fee based product opportunities than time deposits, which tend to be transactional.

The Company primarily generates deposits from individuals, but it also obtains deposits from businesses, and municipalities and related entities (“public sector deposits”).

Most of the Company’s deposits are generated through its more than 200 branches in its four state business area. Most of the Company’s deposits are in amounts less than $100,000, and are fully insured by the FDIC. Deposits in amounts greater than $100,000 are primarily from businesses and public sector deposits, and public sector deposits are generally secured at the depositor’s request by a portion of the Company’s investment securities portfolio.

Changes in Asset Size in Recent Years

The Company’s total assets at December 31, 2004 were $9.1 billion, which represented an increase in its total assets from the prior year, which were $8.1 billion at December 31, 2003. This increase was primarily due to increases in investment securities of $832.7 and core loans of $208.6 million. The increase in investment securities in 2004 was partly due to purchases made in connection with an increase in deposits and borrowings. The increase in commercial, commercial real estate and credit card loans in 2004 reflected the Company’s focus on its major loan categories. The Company’s total assets at December 31, 2003 were $8.1 billion, which represented an increase in its total assets from the prior year, which were $7.7 billion at December 31, 2002. This increase was due to increases in investment securities of $89.7 million and core loans of $426.8 million; partially offset by a decrease in residential mortgages of $106.6 million. The increase in investment securities in 2003 was partly due to purchases made in connection with an increase in deposits and borrowings. The increase in commercial, commercial real estate and consumer loans in 2003 reflected the Company’s focus on its major loan categories and the acquisition of the Flatiron insurance premium finance business in October 2003. The Flatiron acquisition added $248.4 million in commercial and financial loans as of December 31, 2003.

The Company’s primary focus in 2004 and 2003 was on core business growth. Management focused on executing its business strategies and in providing superior customer service.

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

The Company, through its subsidiary Hudson United Bank, acquired Flatiron Credit Company (“Flatiron”) on October 31, 2003. Flatiron is the seventh largest insurance premium finance company in the nation. The purchase price of the acquisition was approximately $40 million in cash based on the estimated book value of Flatiron on the closing date of the acquisition. The Bank may also be obligated to make additional earn-out payments, based on the increase in net income of Flatiron in the next two years after the closing of the acquisition. The purchase price (excluding any potential earn-out payments) represents a $3.4 million premium to Flatiron’s estimated book value (before acquisition costs), which were $38.7 million on the closing date. The majority of Flatiron’s loans are short-term fixed rate loans made to small business customers located throughout the nation. The loans are secured by the remaining unearned insurance premiums from the insurance company. At December 31, 2004, the Company recorded an additional premium of $4.6 million representing the first earn-out payment which is payable when finalized during 2005. The final earn-out payment , if any, will be based upon the improvement in financial results for 2005 compared to 2004.

The Company announced, on June 26, 2002, a purchase and assumption transaction with the FDIC as the receiver for the failed Connecticut Bank of Commerce (“the CBC transaction”). The Company, in this transaction, purchased certain consumer loans that could be put back to the FDIC, and assumed certain insured deposits, of initially, $180.2 million along with an option to purchase two branches in Connecticut and to lease one branch in Connecticut and two branches in New York City. Subsequently, the Bank put back the consumer loans, purchased the two Connecticut branches and assumed the leases of the one branch in Connecticut and two branches in New York City. The Bank paid an acquisition premium of $17.3 million to the FDIC in this transaction, of this total $4.1 million was classified as core deposit intangible and $13.2 million was considered goodwill. Subsequently in the fourth quarter of 2003 $1.9 million of the core deposit intangible was written-off.

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

On March 2, 2004, Hudson United Bank entered into a complete settlement with the New York County District Attorney’s Office, related to its investigation of the 90 Broad Street office. Under the terms of the agreement, the Company agreed to pay $3.5 million to the City of New York and $1.5 million to the District Attorney’s office for the costs of the investigation. The settlement agreement provides that the Company will prepare enhanced written policies and procedures and implement a Company wide compliance training program. The Company, which in the first quarter of 2004 started to upgrade its BSA/AML compliance program, agreed to continue its corrective actions. The $5 million was charged against fourth quarter 2003 results of operations. Further expenses were incurred during 2004 in the amount of $2.7 million related to the terminated correspondent banking business.

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

The Company entered into agreements at several times in 2004 and 2003 to purchase third party credit card assets from unaffiliated third parties. The Company paid total consideration of $67.9 million for $77.3 million of these assets in 2004, with an associated discount of $10.4 million and an associated premium of $1.0 million. The Company paid total consideration of $19.0 million for $23.0 million of these assets in 2003, with an associated discount of $4.0 million

Stock Repurchases by the Company

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

On January 29, 2003, the Company’s Board of Directors ( the “Board”) extended the Company’s stock repurchase program until June 2004 and authorized additional repurchases of up to 10% of the Company’s outstanding shares.

During 2004, the Company purchased 14,980 treasury shares at an aggregate cost of $0.6 million. During 2004, 103,000 shares were reissued for stock options.

During 2003, the Company purchased 527.1 thousand treasury shares at an aggregate cost of $16.5 million. During 2003, the Company reissued 250,000 shares for stock options.

At December 31, 2004, there were 44.9 million shares of the Company’s common stock outstanding.

Other Subsidiaries

In addition to Hudson United Bank, the Company directly owns seven consolidated subsidiaries that were established for the purpose of issuing the capital trust securities of the Company which enhance the regulatory capital of the Company. They are Hudson United Capital Trust I, Hudson United Capital Trust II, HUBCO Capital Trust I, HUBCO Capital Trust II, JBI Capital Trust I, Hudson United Statutory Trust I and Jefferson Delaware Inc.

The Company is also the indirect owner, through Hudson United, of the thirteen consolidated subsidiaries as discussed below.

In 1987, Hudson United established a directly owned subsidiary called Hendrick Hudson Corp. Hendrick Hudson Corp. directly owns HUB Mortgage Investments II Inc., which was established in 1997 and operates as a real estate investment trust. As of December 31, 2004, Hendrick Hudson Corp. had $323.1 million of assets other than its investment in HUB Mortgage Investments II, Inc. As of December 31, 2004, HUB Mortgage Investments II, Inc. had total assets of $4.7 billion. Included in this total were mortgage-related loans of $1.4 billion and mortgage-related investment securities of $2.6 billion. These two entities were established to assist in managing a portion of the Company’s investment portfolio.

Hudson Trader Brokerage Services, Inc., which was established in 1991, is a subsidiary that was engaged in brokerage services. This subsidiary is inactive and is expected to be officially dissolved in 2005. The Company now provides investment securities brokerage services to its customers through a business relationship with an affiliate of John Hancock Insurance.

In 2002, Hudson United established Hudson Insurance Services, Inc. This subsidiary provides a wide range of insurance risk management services as an agent; it does not engage in any insurance underwriting activities.

In 2003, Hudson United acquired ownership interests in two companies involved in landfill gas projects (“LGPs”). These LGPs lease gas rights within landfills and own and operate the equipment that recovers methane gas and converts the gas to electricity, and generate revenues by selling the electricity. The Company as the owner of the LGPs is eligible to receive tax credits under Section 29 of the Internal Revenue Code (“Section 29 tax credits”), which are available to producers of fuel from non-conventional sources. These Section 29 tax credits amount to approximately $9.5 million per year, and are scheduled to expire on December 31, 2007. The acquisition of the ownership interests was recorded at a value of $19.6 million, which was approximately equal to the carrying value of the Company’s loan to the LGPs on the closing date. The difference between the acquisition value and the net asset value was recorded as a reduction of the carrying value of long lived equipment. The acquisition occurred in connection with the satisfaction of a loan the Company had previously made to the prior owner of LGPs. The LGPs or predecessor entities have been in existence since 1997, and generated net income for the previous owner of the LGPs in prior years.

In 2003, Hudson United acquired Flatiron Credit Company, Inc. This subsidiary provides insurance premium financing and is the seventh largest provider of such service in the United States. Flatiron Credit Company, Inc. directly owns the following subsidiaries: FPF, Inc. a Colorado corporation, FPCAL, Inc., a California corporation and Flatiron Capital Corp., a Texas corporation. Flatiron Credit Company indirectly owns the following subsidiaries through its direct subsidiaries: Westchester Premium Acceptance Corporation of California, Inc., a California corporation, Elite Premium Finance, Ltd, a limited partnership and Flatiron IPF Trust, a Delaware business trust.

Hudson United owns six subsidiaries that were established for the purpose of holding real estate assets. They are: Lafayette Development Corp., Plural Realty, Inc., PSB Associates, Inc., AMBA Realty Corporation, Riverdale Timber Ridge, Inc. and United Cogen Fuel, LLC.

In 1998, Hudson United established NJ Investments of Delaware, Inc. This subsidiary was established to assist in managing a portion of the Company’s investment portfolio. This company was dissolved after the close of business on December 31, 2004.

The FASB issued FIN 46,”Consolidation of Variable Interest Entities” as amended in December 2003. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations are to be included in an entity’s consolidated financial statements. The Company applied the provisions of FIN 46 to wholly-owned subsidiary trusts that issued capital trust securities to third-party investors in 2003 and 2002. For purposes of financial statement presentation, the Company has deconsolidated the trusts issuing the capital trust preferred securities and now includes the junior subordinated debentures under other liabilities on its consolidated balance sheet. This does not have a material impact on the Company’s operations.

The Company has no other subsidiaries that are not consolidated into the Company’s financial statements.

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

Capital Adequacy Guidelines and Deposit Insurance

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations specifying the levels at which a bank would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized" and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

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

As of December 31, 2004, the Bank’s capital ratios exceed the requirements to be considered a well capitalized institution under the FDIC regulations.

Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with that category. A minimum risk-based capital to risk based assets ratio of 8.00% must be attained. At least one half of an institution's total risk-based capital must consist of Tier 1 capital, and the balance may consist of Tier 2, or supplemental capital. Tier 1 capital consists primarily of common stockholders’ equity along with preferred or convertible preferred stock and qualifying trust preferred securities, minus goodwill. Tier 2 capital consists of an institution's allowance for loan and lease losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for loan and lease losses which is considered Tier 2 capital is limited to 1.25% of an institution's risk-based assets. As of December 31, 2004, HUB's total risk-based capital ratio was 13.89% and its Tier 1 risk-based capital ratio was 9.60%.

In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-to-200 basis points above the 3% minimum. As of December 31, 2004, HUB had a leverage capital ratio of 6.69%.

HUB and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HUB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, HUB and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators as to components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that HUB and its subsidiary bank meet all capital adequacy requirements to which they are subject.

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

Certain restrictions exist regarding the ability of Hudson United to transfer funds to HUB in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. As of December 31, 2004 the maximum amount available for distribution to HUB from Hudson United was $207.4 million, subject to regulatory capital limitations.

HUB is also subject to Federal Reserve Bank (“FRB”) policies which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment which would reduce a holding company’s capital below these minimum amounts.

Under Federal Reserve regulations, Hudson United is limited as to the amounts it may loan to its affiliates, including HUB. All such loans from the Bank are required to be collateralized by specific assets owned by HUB or affiliates. There were no loans outstanding from Hudson United to HUB at December 31, 2004.

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

Legislation

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting.
The Sarbanes-Oxley Act provides for, among other things:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);
•	independence requirements for audit committee members;
•	independence requirements for company auditors;
•	certification of financial statements on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;
•
the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•	disclosure of off-balance sheet transactions;
•	two-business day filing requirements for insiders filing Form 4s;
•	disclosure of a code of ethics for financial officers and filing a Form 8-K for a change in or waiver of such code;
•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;
•	restrictions on the use of non-GAAP financial measures in press releases and SEC filings;
•	the formation of a public accounting oversight board;
•	Various increased criminal penalties for violations of securities laws; and
•	A certification that a company’s internal controls are adequate by the company's external auditor.\

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

(c) Narrative Description of Business
HUB exists primarily to hold the stock of its subsidiaries. At December 31, 2004, HUB had eight wholly-owned subsidiaries including Hudson United. In addition, HUB, through Hudson United, indirectly owns 13 additional wholly-owned subsidiaries. The historical growth of, and regulations affecting, each of HUB's direct and indirect subsidiaries is described in Item 1(a) above, which is incorporated herein by reference.

HUB is a legal entity separate from its subsidiaries. The stock of Hudson United is HUB's principal asset. Dividends from Hudson United are the primary source of income for HUB. As explained above in Item 1(a), legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Bank to HUB.

At December 31, 2004, HUB, through its subsidiaries, had total deposits of $6.3 billion, total loans of $4.8 billion and total assets of $9.1 billion. HUB ranked third among commercial bank holding companies headquartered in New Jersey in terms of asset size at December 31, 2004. The Bank operates branch offices throughout the state of New Jersey; in the Hudson Valley area of New York State; in New York City; in southern Connecticut in the areas between Greenwich and Hartford; and in Philadelphia and surrounding areas in Pennsylvania.

Hudson United is a full service commercial bank and offers the services generally provided by commercial banks of similar size and character, including imaged checking, savings, and time deposit accounts; 24-hour telephone banking, internet banking; trust services; cash management services; merchant services; safe deposit boxes; insurance; stock, bond, and mutual fund sales; secured and unsecured personal and commercial loans; residential and commercial real estate loans; and international services including import and export financing, foreign currency exchange and letters of credit. The Bank’s deposit accounts are competitive with those of other banks and include checking, savings, money market accounts, a variety of interest-bearing transaction accounts and time deposits. In the lending area, the Bank primarily engages in commercial lending; commercial real estate lending; consumer lending primarily consisting of auto loans and home equity loans; insurance premium finance; and “private label” credit card programs for certain retailers and other businesses. Most of the Company’s loans are secured by commercial real estate, residential real estate or other assets of borrowers.

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

Hudson United offers a variety of trust services. At December 31, 2004, Hudson United’s Wealth Management Department had approximately $347.9 million of assets under management and total trust assets of $575.7 million.

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

The Company had 1,900 full-time equivalent employees as of December 31, 2004.

(d) Financial Information about foreign and domestic operations and export sales.
Not Applicable

(e) Executive Officers of the Registrant

The following table sets forth certain information as to each executive officer of the Company who is not a director.

Name, Age and	Executive Officer of
Position with the Company	the Company Since	Principal Position

Richard A. Alban, 46	1999	Senior Vice President Controller since 1999. Joined Company in 1998

Jacques Driscoll, 44	2004
Executive Vice President,
Retail Banking since 2004. From 2001 to joining the Company Mr. Driscoll was President of Spyglass Creative, a marketing firm. Prior to that Mr. Driscoll was Managing Director at John Ryan Company, a marketing and design firm from 1998 to 2001.Joined Company in 2004.

James Mayo, 64	2000	Executive Vice President, Operations and Technology since 2000. Prior to that Mr. Mayo was senior account manager with ALLTEL Information Services, Inc. from 1996.Joined Company in 2000.

Timothy Matteson, 35	2001	Senior Vice President General Counsel since 2004. Prior to that Counsel at Fleet National Bank from 1999. Joined Company in 2001

Name, Age and	Executive Officer of
Position with the Company	the Company Since	Principal Position

Irwin Nack,42	2004	First Senior Vice President Director of Regulatory Affairs and AML since 2003. Prior to that Investigative Counsel with New York State Banking Department from 1995. Joined Company in 2004.

James W. Nall, 56	2003	Executive Vice President and Chief Financial Officer since 2003. Prior to that Mr. Nall was a partner at Arthur Andersen LLP from 1985. Joined Company in 2003.

Thomas R. Nelson, 60	1994	Executive Vice President; Private Label Credit Card. Joined the Company in 1994.

John R. Oliver,62	1998
First Senior Vice President
Senior Credit Officer since 2003. Prior to that Senior Vice President ,Senior Credit Officer from 2001. From 1998 to 2001 Senior Vice President, Manager Loan Resolution. Joined Company in 1997

Thomas J. Shara, 46	1989	Executive Vice President and Senior Loan Officer. Joined the Company in 1981

Peter Visaggio,49	2004
First Senior Vice President
Director of Human Resources since 2004. Prior to that Vice President of Human Resources at Crum & Forster Insurance from 2002. Prior to that Sr. Human Resources Leader at Metropolitan Life Insurance Co. from 1999.Joined Company in 2004

(f) Statistical Disclosure Required Pursuant to
Securities Exchange Act, Industry Guide 3

The statistical disclosures for a bank holding company required pursuant to Industry Guide 3 are contained on the following pages of this Annual Report on Form 10-K, within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information
The Company makes available free of charge on or through its website, www.hudsonunitedbank.com, all materials that it files electronically with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-K, quarterly reports on Form 10Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, the Company made all such materials available through its website as soon as reasonably practicable after filing such materials with the SEC.

You may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street. N.W., Washington, D.C. 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that the Company files electronically with the SEC.

A copy of the Company’s Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation Committee, and Nominating and Governance Committee of the Board of Directors are posted on the Company’s website, www.hudsonunitedbank.com, and are available in print to any shareholder who requests copies by contacting Miranda Grimm, Acting Corporate Secretary, at the Company’s principal executive offices set forth above.

ITEM 2. PROPERTIES

The corporate headquarters of the Company and the Bank is located in a three story facility in Mahwah, New Jersey. HUB owns the building, which is approximately 64,350 square feet and houses the executive offices of the Company and its subsidiaries. Hudson United occupied 204 branch offices as of December 31, 2004, of which 89 are owned and 115 are leased. The Company owns two additional non-branch facilities, in addition to leasing another six.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of HUB during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

As of December 31, 2004, the Company had approximately 7,867 shareholders of record.

The Company's common stock is listed on the New York Stock Exchange under the symbol of “HU”. The following represents the high and low closing sale prices from each quarter during the last two years.

	2004		2003
	High	Low	High	Low

1st Quarter	$39.82	$34.12	$32.32	$29.80
2nd Quarter	38.30	34.95	35.36	30.83
3rd Quarter	37.79	33.09	40.39	34.08
4th Quarter	41.64	37.75	37.56	34.26

The following table shows the per share quarterly cash dividends paid upon the common stock over the last two years.

2004		2003

March	$0.33	March	$0.28
June	0.33	June	0.30
September	0.35	September	0.30
December	0.35	December	0.30

Certain restrictions exist regarding the ability of Hudson United to transfer funds to the Company in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. As of December 31, 2004, $207.4 million, subject to regulatory capital limitations, was available for distribution to the Company from Hudson United.

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

Reference should be made to “Proposed Merger with Dime Bancorp, Inc.(“Dime”) which was terminated in 2000 and “Acquisition Activity by the Company”. for a discussion of recent acquisitions that affect the comparability of the information contained in this table.

	2004	2003	2002	2001	2000
Net Interest Income	$315,652	$299,258	$300,757	$285,366	$319,726
Provision for Loan and Lease Losses	14,850	26,000	51,333	34,147	24,000
Net Income	128,083	112,321	123,206	94,461	49,821
Per Share Data(1) Earnings Per Share: Basic	2.86	2.51	2.73	2.02	0.93
Diluted	2.85	2.50	2.72	2.00	0.92
Cash Dividends - Common	1.36	1.18	1.10	1.01	0.93
Balance Sheet Totals (at or for the year ended December 31):
Total Assets	9,079,042	8,100,658	7,654,261	6,999,535	6,817,226
Long Term Debt	374,010	368,750	402,553	248,300	248,300
Average Assets	8,594,976	7,945,700	7,216,121	6,710,167	8,207,384
Average Deposits	6,226,083	6,154,645	6,150,184	5,825,107	5,901,510
Average Equity	491,803	437,487	409,838	378,647	464,860

(1)	Per share data is adjusted retroactively to reflect a 10% stock dividend paid December 1, 2000.

Cautionary Statement Regarding Forward-Looking Information

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “consider”, “may”, “will”, or similar statements or variations of such terms. Such forward- looking statements involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, unexpected changes in interest rates, deterioration in economic conditions, phase out of Section 29 credits due to increased oil prices, declines in deposit or a decline in loan volume trends, decline in levels of loan quality, change in the trend in loan loss provisions, the unexpected unavailability of tax credits, especially the Company’s Section 29 credits, and the unanticipated effects of legal, tax and regulatory provisions applicable to the Company. The Company assumes no obligation for updating any such forward-looking statements at any time.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years
Ended December 31, 2004, 2003 and 2002

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

The Company had record net income of $128.1 million in 2004.Diluted earnings per share of $2.85 for 2004 represents a 14% increase compared to $2.50 per diluted share reported in 2003.

The Company had net income of $112.3 million or $2.50 per Diluted share in 2003. In 2002, the Company had net income of $123.2 million or $2.72 per fully diluted share. Earnings for 2002 include the $77 million cash payment from Dime Bancorp, Inc. (“Dime”) on January 7, 2002, representing the final termination payment relating to the uncompleted merger of the Company and Dime. Earnings for 2002 also include $21.5 million of certain expenses resulting from the merger dissolution of $8.3 million and $13.2 million of other charges, and an additional $21.3 million provision for possible loan and lease losses relating to the accelerated disposition of certain nonperforming commercial and industrial loans.

	Years Ended December 31,
	2004	2003	2002
Return on Average Assets	1.49%	1.41%	1.71%
Return on Average Equity	26.04%	25.67%	30.06%
Common Dividend Payout Ratio	47.73%	47.03%	40.77%
Average Stockholders’ Equity to Average Assets Ratio	5.72%	5.51%	5.68%

Average Balances, Net Interest Income, Yields, and Rates
(Net interest income is on a tax equivalent basis, see footnotes below)

	Years Ended December 31,
	2004			2003			2002
($ 000) Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest bearing due from banks	$47,211	$492	1.04%	$56,127	$423	0.75%	$—	$—	—
Securities-taxable(1)	3,195,744	139,009	4.35%	2,926,670	120,891	4.13%	2,222,928	125,521	5.65%
Securities-tax exempt (2)	49,367	1,644	3.33%	50,836	2,343	4.61%	38,030	1,762	4.63%
Loans (3)	4,700,573	277,048	5.89%	4,333,435	274,569	6.34%	4,287,200	306,487	7.15%
Total Earning Assets	$7,992,895	$418,193	5.23%	$7,367,068	$398,226	5.41%	$6,548,158	$433,770	6.62%

Cash and due from banks	196,028			199,931			274,759
Allowance for loan losses	(66,765)			(69,566)			(71,900)
Premises and equipment	123,092			98,394			107,291
Other assets	349,726			349,873			357,813
Total Assets	$8,594,976			$7,945,700			$7,216,121

Liabilities and Stockholders' Equity
NOW accounts	$834,273	$4,714	0.57%	$687,710	$2,575	0.37%	$643,872	$4,785	0.74%
Savings accounts	1,182,705	2,207	0.19%	1,248,971	4,849	0.39%	1,286,822	12,910	1.00%
Money market accounts	1,152,206	12,316	1.07%	1,197,033	13,121	1.10%	1,096,161	20,495	1.87%
Time deposits	1,741,619	31,369	1.80%	1,746,370	36,874	2.11%	1,922,040	59,617	3.10%
Total Interest-Bearing Deposits	$4,910,803	$50,606	1.03%	$4,880,084	$57,419	1.18%	$4,948,895	$97,807	1.98%
Borrowings	1,391,095	23,044	1.66%	900,576	13,888	1.54%	212,513	6,517	3.07%
Long-term debt	374,164	25,132	6.72%	378,600	23,566	6.22%	349,432	24,922	7.13%
Total Interest-Bearing Liabilities	$6,676,062	$98,782	1.48%	$6,159,260	$94,873	1.54%	$5,510,840	$129,246	2.35%
Demand deposits	1,315,280			1,274,562			1,201,289
Other liabilities	111,831			74,391			94,154
Stockholders' equity	491,803			437,487			409,838
Total Liabilities and Stockholders’ Equity	$8,594,976			$7,945,700			$7,216,121
Net Interest Income		$319,411			$303,353			$304,524
Net Interest Margin (4)			4.00%			4.12%			4.65%

(1)
The tax equivalent adjustments for the years ended December 31, 2004, 2003 and 2002 were $389, $397 and $0, respectively, and are based on a federal tax rate of 35% for the Company’s investment in preferred stock of government sponsored entities.

(2)	The tax equivalent adjustments for the years ended December 31, 2004, 2003 and 2002 were $573, $820 and $837, respectively, and are based on a federal tax rate of 35%.

(3)
The tax equivalent adjustments for the years ended December 31, 2004, 2003 and 2002 were $2,797, $2,878 and $2,930, respectively, and are based on a federal tax rate of 35%. Average loan balances include nonaccrual loans

(4)	Represents tax equivalent net interest income divided by interest-earning assets.

The( following table presents the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rate (in thousands):

Changes in Taxable Equivalent Net Interest Income-Rate/Volume Analysis

	Increase/(Decrease)			Increase/(Decrease)
	2004 over 2003			2003 over 2002
For the Years Ending December 31,	Volume	Rate	Total	Volume	Rate	Total

Loans	$23,262	$(20,783)	$2,479	$3,305	$(35,223)	$(31,918)
Securities-taxable	11,115	7,003	18,118	39,738	(44,368)	(4,630)
Securities-tax exempt	(68)	(631)	(699)	593	(12)	581
Interest bearing due from banks	(67)	136	69	423	—	423
Total interest income	$34,242	$(14,275)	$19,967	$44,059	$(79,603)	$(35,544)

NOW	$549	$1,590	$2,139	$326	$(2,536)	$(2,210)
Savings	(257)	(2,385)	(2,642)	(380)	(7,681)	(8,061)
Money market	(491)	(314)	(805)	1,886	(9,260)	(7,374)
Time deposits	(100)	(5,405)	(5,505)	(5,449)	(17,294)	(22,743)
Short-term borrowings	7,564	1,592	9,156	21,100	(13,729)	7,371
Long-term debt	(276)	1,842	1,566	2,080	(3,436)	(1,356)
Total interest expense	$6,989	$(3,080)	$3,909	19,563	$(53,936)	$(34,373)
Net Interest Income	$27,253	$(11,195)	$16,058	$24,496	$(25,667)	$(1,171)

Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest expensed on interest bearing liabilities. The principal earning assets are the loan portfolio, comprised of commercial loans to businesses, commercial mortgage loans; consumer loans (such as automobile loans, home equity loans, etc.); credit card loans; and residential mortgages; and the investment securities portfolio. The securities portfolio is invested primarily in mortgage-related securities, such as mortgage backed securities and collateralized mortgage obligations derived from mortgage backed securities; asset backed and other securities; and equity securities of the Federal Home Loan Bank, government sponsored enterprises (“GSEs”) and other entities. Cash received from deposits and borrowings not required to fund loans and other assets are invested primarily in investment securities. The principal interest bearing liabilities are deposit accounts and borrowings. The Company may also receive interest income or incur interest expense on interest rate derivatives that it has entered into as hedges for certain assets and liabilities.

Net interest income is affected by a number of factors including the level of non-accrual loans, pricing, and maturity of earning assets and interest-bearing liabilities, interest rate fluctuations, asset quality and the amount of noninterest-bearing deposits and capital. In the following discussion, interest income is presented on a fully taxable-equivalent basis ("FTE"). Fully taxable-equivalent interest income restates reported interest income on tax-exempt loans and securities as if such interest were taxed at the statutory Federal income tax rate of 35%.

Net interest income on a FTE basis was $319.4 million for 2004 compared to $303.4 million for 2003 and $304.5 million for 2002. The increase in net interest income in 2004 compared to 2003 was due to a $625.8 million increase in average interest-earning assets. The decrease in net interest income in 2003 compared to 2002 was attributable to lower yields on variable rate loans and increased amortization of premiums on investment securities resulting from faster prepayment speeds, which partially offset an increase in average investments and average loans. The decrease in interest income was offset in part by lower interest expense on deposits in 2003 as compared to 2002.

Net Interest Margin

Net interest margin is computed by dividing net interest income on a FTE basis by average interest-earning assets. The Company’s net interest margin was 4.00% in 2004 compared to 4.12% in 2003 and 4.65% in 2002. The decrease in the net interest margin in 2004 compared to 2003 resulted primarily from an increase in the investment securities portfolio funded with FHLB borrowings and repurchase agreements and a decline in market interest rates for loans and investment securities. The 53 basis point decrease in net interest margin in 2003 from 2002 was due mainly to the decrease in interest rates on interest earning assets, due to the prevailing low interest rate environment, being greater than the decline in interest rates paid on deposits and borrowings. Higher prepayments on securities and loans further negatively impacted the net interest margin due to a much lower reinvestment rate in 2003.

Provision for Loan and Lease Losses

The provision for loan and leases losses was $14.9 million for the full year 2004 compared to $26.0 million for the full year 2003. The decrease was due to lower levels of nonperforming loans, lower net charge-offs and reduction in net loan losses for the Company’s consumer loan portfolio. The provision for loan and lease losses was $26.0 million for the year ended December 31, 2003, compared to $51.3 million for the year ended December 31, 2002. The decrease was due to $21.3 million established for the accelerated disposition of certain non-performing loans in 2002 as well as reduced levels of net loan charge-offs in the third and fourth quarters of 2003.

Noninterest Income

Noninterest income was $156.3 million for 2004, $133.0 million for 2003 and $185.1 million for 2002. The increase in 2004 compared to 2003 resulted primarily from a full year of normal income associated with the Company’s landfill gas operations, a one time cash settlement related to bankruptcy claims related to the Company’s landfill gas operations in the amount of $4.7 million, a $5.2 million gain from the sale of the Company’s merchant processing business and $3.8 million in property sales recorded in 2004. In addition, increases in credit card income and loan fees were offset in part by decreases in retail service fees and reduced trading gains. The decrease in 2003 compared to 2002 was due to mainly to the $77 million Dime merger termination payment received in 2002, offset by increases in income from the Company’s Shopper’s Charge credit card fee income, retail service fees, securities gains, investment in landfill gas companies, trading asset gains and other income in 2003.

Noninterest Expenses

Noninterest expense was $283.7 million in 2004, $256.3 million in 2003 and $247.1 million for 2002. The increase in noninterest expense for 2004 when compared to 2003 was due primarily to contract modification and settlement charges, severance, retirement and early vesting of certain benefits together with the Company’s third quarter modification of its data processing and item processing contracts and expense from landfill gas investments, which were owned for the full year 2004. The increase in 2003 from 2002 was due primarily to the Company’s investment in landfill gas companies, increases in salaries and benefit expense, occupancy expense, amortization of intangibles, outside services-data processing and litigation resolution, being offset by the $21.5 million of certain expenses incurred in 2002. These increases in expense were offset in part by declines in marketing expense, equipment expense and outside services-other in 2003.

Salary and benefit expense was $115.7 million in 2004, $101.8 million in 2003 and $94.8 million in 2002. The increase in 2004 compared to 2003 resulted mainly from the above mentioned contract modification and settlement charges of $4.7 million, severance of $0.9 million, retirement and early vesting of certain benefits of $6.6 million. The increase in 2003 over 2002 was due primarily to $4.5 million of charges in the fourth quarter of 2003 relating to executive transition, replacement of the Company’s medical and dental benefit insurance provider and a modification of the payroll process.

Equipment expense was $16.4 million in 2004 as compared to $18.5 million in 2003 and $20.3 million in 2002. The lower expense in 2004 compared to 2003 was due primarily to lower depreciation expense on technology equipment that resulted from full depreciation of the fixed asset. The lower expense in 2003 compared to 2002 was due to the Company’s focused management of capital expenditures and infrastructure expense.

Outside services expense was $60.6 million in 2004 as compared to $53.4 million in 2003 and $53.0 million in 2002. The increase in expense for 2004 when compared to 2003 was mainly the result of the third quarter modification of the Company’ data processing and item processing contracts, professional fees related to Sarbanes-Oxley implementation and expenses resulting from strategic business reviews. The increase in 2003 compared to 2002 was primarily due to higher legal expenses in 2003.

Marketing expense was $6.8 million in 2004, $3.3 million in 2003 and $5.5 million in 2002. Management continues to focus on cost effective marketing expenditures. Expenditure levels will vary as conditions and business opportunities change in the Company’s marketplace.

Amortization of intangibles was $4.9 million in 2004, $4.3 million in 2003 and $4.0 million in 2002. The increases in expense was due to the Company’s acquisition of Flatiron Credit Company, Inc. in 2003.

Other expenses were $14.3 million for 2004, $14.2 million in 2003 and $23.7 million in 2002. The decrease in 2003 over 2002 was due mainly to the inclusion in 2002 of $10.4 million of certain expenses related to the Dime termination payment .

In 2004, there were $2.7 million of expenses related to factors related to the resolution of the Company’s correspondent banking business. These expenses were for legal, consulting and policy and procedure implementation. In 2003 there were $7.4 million in expenses related to the resolution of the Company’s correspondent banking business. This total consisted of $5.0 million in settlement fees, $1.9 million in the write-off of the core deposit intangible associated with the Company’s acquisition of CBC, and $0.5 million in professional fees. In 2002, there were $8.3 million in expenses related to the Dime termination payment. Of this amount $4.7 million was an investment banking advisory fee, $1.6 million was the acceleration of restricted stock expense, $1.1 million was for executive and other employee bonuses and $0.9 million was for other related expenses.

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

The Company’s provision for income taxes was $45.3 million in 2004, $37.7 million in 2003 and $64.2 million in 2002. The Company’s effective tax rate was 26.1% in 2004, 24.3% in 2003 and 34.3% in 2002. The increase in the provision for taxes in 2004 compared to 2003 was due primarily to higher pretax income, nondeductible compensation expense, partially offset by a full year of section 29 tax credits. The decrease in 2003 over 2002 was due to the Company’s increased investment in tax advantaged securities; as well as section 29 tax credits, the tax benefit associated with the closure of certain tax years and the inclusion in 2002’s income of the Dime merger termination payment offset by certain expenses. The same factors were the primary reasons for the change in the effective tax rate for the years discussed. The Company’s effective tax rate in 2004, 2003 and 2002 was also favorably impacted by the Company’s use of HUB Mortgage Investments Inc.II and NJ Investments of Delaware to assist in managing a portion of the Company’s investment portfolio (see Business (a) General Development of Business; Other Subsidiaries)

Section 29 Tax Credits

The section 29 tax credit is reduced and ultimately eliminated as the price of oil increases. Historically, this has not been a problem, and the section 29 credit has never been subject to phase out. However, recent dramatic market shifts in oil prices have raised the possibility of phase out for 2005 and future years.

Section 29 provides a credit against tax for the production of fuel from a nonconventional source. IRC § 29(a). The credit is $3.00 multiplied by the “barrel-of oil equivalent” of qualified fuels sold by the taxpayer to the unrelated person. IRC § 29(a). The credit amount is indexed for inflation. Each spring, the IRS publishes the section 29 “inflation adjustment factor” for the prior year. The inflation adjustment factor for 2003 was 2.1336, which was published in April 2004. 69 F.R. 18424 (Apr. 7,2004). Thus, the Section 29 credit amount for 2003 was $6.40 per barrel-of-oil equivalent. Thus, the actual credit amount for the particular qualified fuel produced at any facility will depend on a number of factors.

As noted above, the credit phases out if oil prices exceed certain levels. IRC § 29(b). The amount of the credit is reduced by an amount that bears the same ratio to the unadjusted amount of the credit as the amount by which the “reference price” for the calendar year in which the sale occurs exceeds $23.50 bears to $6.00. IRC § 29(b). The $23.50 and $6 amounts are adjusted for the inflation adjustment factor as is used to adjust the basic credit amount ( 2.1336 in 2003). As a result, in 2003, the Section 29 credit would have become subject to phase out at a reference price in excess of $50.14, and the credit would have been fully phased out had the reference price been in excess of  $62.94.

The range over which the phase-out occurs is calculated as follows (using 2003 data) :

Threshold Price = $23.50 x 2.1336	= $50.14
Phase- out Range =$6 x 2.1336	= $12.80
Total Phase -out Price	=$62.94

The Actual Credit Amount (“ACA”) for any Reference price (“RP”) between $50.14 and $64.94 in 2003 would have been calculated from the unadjusted or Base Credit Amount (“BCA”) as follows:

ACA = BCA *(l=(RP - $50.14)/$12.80)

The reference price is set each year by the IRS based on the IRS’s estimate of the annual average wellhead price for domestic crude oil. IRC § 29(d)(2)(C). For 2003, the reference price was a modest $27.56. 69 F.R. 18424 (Apr. 7, 2004). The reference price for 2004 will not be set until Spring 2005. The 2004 reference price likely will be substantially higher than $27.56, but not high enough to require any phase out of the Section 29 credit for 2004.

Financial Condition

Total assets at December 31, 2004 were $9.1 billion, an increase of $1.0 billion from total assets at December 31, 2003 of $8.1 billion. This increase was mainly due to a $834.1 million increase in investment securities and a $208.6 million increase in core loans. Total assets at December 31, 2003 were $8.1 billion compared to total assets of $7.7 billion at December 31, 2002. This increase was due to the acquisition of Flatiron Credit Company in October 2003 which increased loans by $248.9 million, increases in investment securities of $89.7 million, and increases in commercial, commercial mortgage, consumer and credit card loans of $177.9 million being offset in part by a decrease of $106.6 million in residential mortgage loans. The increase in securities was due primarily to increased purchases associated with growth in deposits and borrowings. The increase in commercial; commercial real estate; consumer; and credit card loans was due to an increased focus on core business activities. The decline in residential mortgage loans was due to prepayments throughout the year.

Total liabilities were $8.5 billion at December 31, 2004 and $7.6 billion at December 31, 2003. The increase was due primarily to an $801.2 million increase in borrowings. Total liabilities at December 31, 2003 were $7.6 billion, an increase from total liabilities at December 31, 2002 of $7.2 billion. The increase was primarily due to a $43.7 million increase in deposits; a $451.5 million increase in borrowings; offset in part by decreases of $32.0 million and $42.5 million in other liabilities and subordinated debt, respectively.

Total Stockholders’ Equity was $531.7 at December 31, 2004 and $458.2 at December 31, 2003. The increase was due primarily to net income of $128.1, partially offset by cash dividends paid of $61.1 million. Total Stockholders’ Equity was $458.2 million at December 31, 2003, an increase of $25.7 million from Stockholders’ Equity of $432.5 million at December 31, 2002. This increase was due primarily to net income of $112.3 million, partially offset by cash dividends declared and paid of $52.8 million and purchases of treasury stock of $16.5 million.

Investment Securities

The securities portfolio serves as a source of liquidity, earnings, and a means of managing interest rate risk along with other asset liability management strategies. Consequently, the securities portfolio is managed over time in response to changes in market conditions and loan demand. The securities portfolio comprised 39% of the total assets of the Company at December 31, 2004 and 33% of the total assets of the Company at December 31, 2003.

The following tables summarize the composition of the investment securities as of December 31, 2004 and 2003 (in thousands):

	December 31, 2004
				Estimated
	Amortized	Gross Unrealized		Market
	Cost	Gains	(Losses)	Value
Available for Sale
U.S. Treasury and Government Agency Obligations	$142,644	$89	$(7)	$142,726
State and Political Subdivisions	—	—	—	—
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,605,564	3,490	(6,706)	1,602,348
All other mortgage backed securities	62,818	364	(108)	63,074
Asset backed and other debt securities	165,478	2,704	(677)	167,505
FHLB stock	45,150	—	—	45,150
Other securities	144,145	2,609	(930)	145,824
	$2,165,799	$9,256	$(8,428)	$2,166,627

	December 31, 2003
				Estimated
	Amortized	Gross Unrealized		Market
	Cost	Gains	(Losses)	Value
Available for Sale
U.S. Treasury and Government Agency Obligations	$6,012	$31	$—	$6,043
State and Political subdivisions	39,560	514	—	40,074
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,478,575	6,433	(15,157)	1,469,851
All other mortgage backed securities	579,136	3,488	(3,727)	578,897
Asset backed and other debt securities	448,546	12,060	(9,040)	451,566
FHLB stock	16,250	—	—	16,250
Other securities	141,429	2,175	(100)	143,504
	$2,709,508	$24,701	$(28,024)	$2,706,185

	December 31, 2004
				Estimated
	Amortized	Gross Unrealized		Market
	Cost	Gains	(Losses)	Value
Held to Maturity
U.S. Treasury and Government Agency Obligations	$73,300	$—	$(419)	$72,881
State and Political subdivisions	65,208	—	(14)	65,194
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,049,940	1,512	(7,072)	1,044,380
All other mortgage backed securities	178,811	458	(1,813)	177,456
Asset backed and other debt securities	4,969	20	—	4,989
	$1,372,228	$1,990	$(9,318)	$1,364,900

The following table summarizes trading assets at December 31, 2004 (in thousands):

Estimated Market Value
Trading Asset Portfolio
Other Equity Securities	$1,477
Total	$1,477

Securities with a book value of $2,696.1 million and $1,822.9 million at December 31, 2004 and 2003, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law. The increase was due to the Company’s increased borrowings and public sector deposits

The majority of the Company’s mortgage backed securities, and asset backed securities and other debt securities, are guaranteed by U.S. Agencies or Government Sponsored Entities (GSEs), or have credit ratings of triple A by one or more rating agencies. The majority of these assets have fixed interest rates.

EITF No. 03-1 “The Meaning of Other-Than -Temporary Impairment and Its Application to Certain Investments” discusses recommendations set forth on the proposed models for evaluating impairment of equity securities and debt securities. While no consensus has yet been reached guidelines were given for the quantitative and qualitative disclosures for debt and marketable equity securities classified as available for sale or held to maturity. The Company has adopted these guidelines as of December 31, 2003 and continues to monitor the status of the recommendations laid forth in EITF No.3-1. The Company monitors the market value fluctuations of its investment portfolio on a monthly basis as well as associated credit ratings to determine potential impairment of a security. As of December 31, 2004, the Company had $81.1 million of securities classified as “Other-Than-Temporarily Impaired.” These securities are carried at the lower of cost or fair value. Charges for “Other-Than-Temporarily Impaired” securities were $13.9 million in 2004. As of December 31, 2003, the Company did not have any securities classified as “Other-Than-Temporarily-Impaired” and in 2003 the Company did not have any charges on such securities. As of year-end 2004, 91% of the Company’s investment portfolio was rated AA or better. The Company’s investment securities with unrealized losses are considered temporarily impaired due to interest rate fluctuations that occurred during the year.

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

In the two tables below, mortgage backed securities backed by government and government sponsored agencies are included in the U.S. Treasury and other U.S. Government Agencies and Corporations caption. Other mortgage backed securities are included in the Asset backed, Other Mortgage Backed and Other Debt Securities caption. Other securities include both common and preferred stock .

INVESTMENT SECURITIES PORTFOLIO
Carrying Value at End of Each Year

	As of December 31,
	2004	2003	2002
	(in thousands)

U.S. Treasury and other U.S. Government Agencies and Corporations	$2,868,314	$1,475,894	$1,172,419
States and Political Subdivisions	65,208	40,074	45,316
Asset backed, Other Mortgage Backed and Other Debt Securities	414,359	1,030,463	1,248,358
Other Securities	190,974	159,754	150,359
Subtotal	3,538,855	2,706,185	2,616,452
Trading Assets	1,477	—	—
TOTAL	$3,540,332	$2,706,185	$2,616,452

Maturities and Weighted Average Yield for the Year Ending December 31, 2004 (in thousands)

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other U.S. Government Agencies Obligations	$—	—%	$142,726	4.15%	$73,300	4.51%	$—	—%
States and Political Subdivisions	57,281	3.12	6,089	5.06	1,599	7.78	238	7.95
Mortgage Backed securities guaranteed or issued by US Government Agencies	—	—	61,684	3.15	321,430	3.81	2,269,176	4.16
All Other Mortgage Backed Securities	—	—	18	9.25	—	—	241,866	5.08
Asset backed and other debt securities	500	—	27,275	3.87	19,947	5.39	125,251	6.16
Other Securities	45,184	1.56	51,409	3.69	—	—	93,882	5.75
TOTAL	$102,965	2.42%	$289,201	3.85%	$416,276	4.02%	$2,730,413	4.38%

Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35.0 percent. Weighted average yields on held to maturity and available for sale securities are based on amortized cost.

Contractual maturities of the Company’s investment securities may differ from expected maturities and average lives because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Loans and Leases

Loan Portfolio Distribution of Loans by Category (excludes loans held for sale)
( in thousands)

(as of December 31,)
Loans secured by real estate:	2004	2003	2002	2001	2000

Residential mortgage loans	$126,775	$167,913	$274,473	$537,055	$1,433,697
Residential home equity loans	436,134	399,160	356,193	329,571	338,164
Commercial mortgage loans	1,113,604	993,937	908,910	826,151	920,397
	$1,676,513	$1,561,010	$1,539,576	$1,692,777	$2,692,258
Commercial and financial loans	2,190,339	2,137,499	1,784,444	1,728,793	1,891,171
Credit cards	400,700	326,713	340,173	299,295	158,922
Other loans to individuals	559,632	634,533	675,282	617,624	535,172
Total Loan Portfolio	$4,827,184	$4,659,755	$4,339,475	$4,338,489	$5,277,523

Total loans increased by $167.4 million to $4,827.2 million at December 31, 2004 from $4,659.8 million at December 31, 2003. The increase was in the commercial, commercial mortgage and credit card categories. Total loans, excluding residential mortgages, increased by $208.6 million.

Total loans increased by $320.3 million to $4,659.8 million at December 31, 2003 from $4,339.5 million at December 31, 2002. The increase was in the categories of commercial and financial and commercial mortgages. The acquisition of Flatiron Credit Company in October 2003 added $248.9 million in commercial and financial loans to the Company’s loan portfolio.

The Company continued its emphasis on commercial; commercial mortgage; consumer; and credit card loans in 2004 and 2003. These loans represented 97.4% of loans at December 31, 2004; 96.4% of loans at December 31, 2003 and 93.7% of loans at December 31, 2002.

The following table shows the maturity of loans outstanding (excluding 1-4 family residential mortgages and credit cards). Also provided are the amounts classified according to the sensitivity to changes in interest rates.

Maturities and Sensitivity to Changes in Interest Rates as of December 31, 2004 (in thousands)

(In thousands)	MATURING
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial and Financial	$1,380,430	$417,696	$112,371	$1,910,497
Real Estate Construction	257,716	19,807	2,319	279,842
Commercial Mortgage	202,990	282,592	628,022	1,113,604
Consumer Loans	463,648	262,646	269,472	995,766
TOTAL	$2,304,784	$982,741	$1,012,184	$4,299,709

Contractual maturities of the Company’s loans may differ from expected maturities and average lives because borrowers and the Company may have the right to call or prepay loans with or without call or prepayment penalties.

SENSITIVITY TO CHANGES IN INTEREST RATES
	As of December 31, 2004
	Fixed Rate	Variable Rate

Due Within One Year	$406,605	$1,898,179
Due After One But Within Five Years	674,558	308,183
Due After Five Years	445,576	566,608
TOTAL	$1,526,739	$2,772,970

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

Nonaccruing loans include commercial loans and commercial mortgage loans past due for payment 90-days or more and are deemed not fully collectable. Consumer loans are charged off after 120 days and credit card loans are charged off after 180 days. Residential real estate loans are generally placed on nonaccrual status after 180 days of delinquency. Any loan may be put on nonaccrual status earlier if the Company has concern about the future collectability of the loan or its ability to return to current status. The Company believes that the practices it follows for classifying loans as non-accrual loans are generally consistent with general practices within the banking industry.

Nonaccrual real estate mortgage loans are principally loans secured by real estate in the foreclosure process, including single family residential, multi-family, and commercial properties.

Nonaccruing consumer credit loans are loans to individuals. Excluding the credit card receivables, these loans are principally secured by homes or real estate.

Renegotiated loans are loans which were renegotiated as to the term or rate or both to assist the borrower after the borrower has suffered adverse effects in financial condition. Terms are designed to fit the ability of the borrower to repay and the Company's objective of obtaining repayment. The Company has no loans which are considered renegotiated as of December 31, 2004.

Foreclosed assets consist of properties on which the Bank has foreclosed or has taken a deed in lieu of the loan obligation. Included are OREO properties, which are carried at fair value, net of estimated costs to sell. The cost to maintain the properties during ownership and any further declines in fair value are charged to current earnings. The Company has been successful in disposing of OREO properties, including those acquired in acquisitions.

Foreclosed assets amounted to $15.6 million at December 31, 2004, $1.0 million at December 31, 2003, and $1.3 million at December 31, 2002. Included in foreclosed assets at December 31, 2004 was a property with a carrying value of $13.3 million.

Nonperforming Assets

Nonperforming assets were $27.9 million at December 31, 2004 compared to $14.2 million at December 31, 2003 and $16.7 million at December 31, 2002. The increase in non-performing assets in 2004 compared to 2003 resulted mainly from a default on a property with a carrying value of $13.3 million which the Company foreclosed on in November 2004. The amount of interest income on nonperforming loans which would have been recorded had these loans continued to perform under their original terms amounted to $1.8 million in 2004, $1.2 million in 2003, and $3.0 million in 2002. The Company recorded no interest income on a cash basis in 2004 and 2003, and $0.9 million in 2002. The Company has no outstanding commitments to advance additional funds to borrowers whose loans are in a nonperforming status.

Measures to control and reduce the level of nonperforming assets are continuing. Efforts are made to identify slow paying loans and collection procedures are instituted. After identification, steps are taken to understand the problems of the borrower and to work with the borrower toward resolving the problem, if practicable. Continuing collection efforts are a priority for the Company.

The following table summarizes the Company's nonperforming assets at the dates indicated (in thousands):

Nonperforming Assets (including assets held for sale)
(in thousands)	At December 31,

	2004	2003	2002	2001	2000
Nonaccrual Loans	$12,257	$13,217	$15,357	$44,469[1]	$57,898
Total Nonperforming Loans	$12,257	$13,217	$15,357	$44,469	$57,898
Foreclosed Assets	15,618	977	1,315	3,381	4,318
Total Nonperforming Assets	$27,875	$14,194	$16,672	$47,850	$62,216
Ratios:
Nonaccrual Loans to Total Loans	0.25%	0.28%	0.35%	1.02%	1.10%
Nonperforming assets to loans and Foreclosed Assets	0.58	0.30	0.38	1.10	1.18
Allowance for Loan and Lease Losses to Nonaccrual Loans	496	513	468	158	164
Allowance for Loan and Lease Losses to Nonperforming Loans	496	513	468	158	164

1 Includes $16.2 million of nonperforming loans held for sale at December 31, 2001.

The following table shows the loans past due 90 days or more and still accruing and applicable asset quality ratios:

	As of December 31,
( in thousands)	2004	2003	2002	2001	2000

Commercial & financial	$1,950	$4,107	$1,596	$2,600	$4,293
Real estate mortgages	3,852	2,867	6,921	6,053	13,080
Consumer credits	1,492	2,228	2,269	3,287	4,034
Credit cards	7,323	7,481	9,004	9,068	8,371
Total Loans Past-Due 90-Days or More and Still Accruing	$14,617	$16,683	$19,790	$21,008	$29,778
As a percent of Total Loans	0.30%	0.36%	0.46%	0.48%	0.56%

The Company determines the placement of loans into the 90 days past due or more and still accruing based on management’s determination of the collectability of the assets and their associated interest, consistent with regulatory guidelines.

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

The provision for loan and lease losses was $14.9 million for 2004 compared with $26.0 million in 2003 and $51.3 million in 2002. The decrease in 2004 compared to 2003 was due to lower levels of delinquent and nonperforming loans over the course of the year, lower net charge-offs and a reduction in net loan losses for the Company’s consumer loan portfolio. The decrease in the provision in 2003 compared to 2002 was due to the $21.3 million provision related to accelerated disposition of loans in 2002 as well as reduced levels of net loan charge-offs in the third and fourth quarter of 2003.

Management formally reviews the loan portfolio, the allowance for loan and lease losses and the components of the allowance for loan and lease losses on a monthly basis throughout the year. Such review takes into consideration the Company’s assessment of the financial condition of the borrowers, and the Company’s internal risk grading of the borrowers, fair value of the collateral, level of delinquencies, historical loss experience by loan category, industry trends and the impact of local and national economic conditions. Management also evaluates the allowance for loan and lease losses, and the components of the Allowance for Loan and Lease Losses throughout the year, based on changes in external conditions and other factors, and makes changes to the Allowance accordingly

The determination of the adequacy of the Allowance for Loan and Lease Losses (“the Allowance”) and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a monthly basis. The methodology employed for assessing the adequacy of the Allowance consists of the following two criteria:

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

- economic data associated with the real estate market in the Company’s area of operations

- opportunities to dispose of marginally performing loans for cash considerations

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance for Loan and Lease Losses to be adequate at December 31, 2004. The Company allocated an immaterial amount of its allowance to off-balance sheet items

The following is a summary of the activity in the allowance for possible loan and lease losses, by loan category, for the years indicated (in thousands):

Allowance for Loan and Lease Losses
	2004	2003	2002	2001	2000

Amount of Loans Outstanding at End of Year	$4,827,184	$4,659,755	$4,339,475	$4,460,787	$5,277,523
Daily Average Amount of Loans Outstanding	4,700,573	4,333,434	4,287,200	4,793,998	5,470,763
Allowance for Loan and Lease Losses
Balance at beginning of year	$67,846	$71,929	$70,046	$95,180	$98,749
Loans charged off:
Real estate mortgages	1,184	1,427	2,420	6,851	2,847
Commercial and financial	6,051	7,825	10,505	21,323	8,778
Consumer Credit	24,385	28,214	27,155	33,517	23,781
Other	5	—	79	67	—
Accelerated disposition	—	—	21,333	—	—
Assets held for sale (1)	—	—	—	10,147	—
Total loans charged off	$31,625	$37,466	$61,492	$71,905	$35,406
Recoveries:
Real estate mortgages	535	928	912	935	772
Commercial and financial	3,592	4,412	4,636	1,625	1,822
Consumer Credit	6,135	6,905	6,412	5,255	5,243
Other	161	168	82	98	—
Total recoveries	$10,423	$12,413	$12,042	$7,913	7,837
Net loans charged off	21,202	25,053	49,450	63,992	27,569
Provision for loan and lease losses - portfolio loans	14,850	26,000	30,000	24,000	24,000
Provision for loan and lease losses - non-performing loans held for accelerated disposition or for sale	—	—	21,333	10,147	—
Loan portfolio sales and reclassification of acquired reserves	(695)	(5,030)	—	—	—
Allowance acquired through mergers and acquisitions	—	—	—	4,711	—
Balance at end of year	$60,799	$67,846	$71,929	$70,046	$95,180
Provision for loan and lease losses as a percentage of average loans outstanding	0.32%	0.60%	1.20%	0.71%	0.44%
Net charge offs as a percentage of average loans outstanding	0.45%	0.58%	1.15%	1.33%	0.50%
Allowance for loan and lease losses as a percentage of loans outstanding at year end	1.26%	1.46%	1.66%	1.57%	1.80%

(1)	The writedown of assets held for sale pertains to the planned disposal of $16.2 million of nonaccrual loans in 2001.

The following is the allocation of the allowance for loan and lease losses by loan category (in thousands):

Allocation of the Allowance for Loan and Lease Losses

	As of December 31,
	2004		2003		2002		2001		2000
	Allowance	Category Percent of Loans(%)	Allowance	Category Percent of Loans(%)	Allowance	Category Percent of Loans(%)	Allowance	Category Percent of Loans(%)	Allowance	Category Percent of Loans(%)
Real estate mortgages	$6,114	25.7%	$6,082	24.9%	$12,350	27.3%	$9,607	30.7%	$23,245	44.4%
Commercial and financial	26,716	45.4%	26,521	45.9%	19,722	41.1%	32,546	41.3%	42,355	36.2%
Consumer Credit	25,129	28.9%	35,232	29.2%	35,318	31.6%	27,893	28.0%	28,278	19.4%
Unallocated	2,840	—	11	—	4,539	—	0	—	1,302	—
Total	$60,799	100%	$67,846	100%	$71,929	100%	$70,046	100.0%	$95,180	100.0%

Deposits

As of December 31, 2004, Hudson had 102 branch offices in New Jersey, 34 branch offices in New York State, 43 branch offices in Connecticut, and 25 branch offices in Pennsylvania, for a total of 204 branches.

The following table summarizes deposits at the dates indicated (in thousands):

	December 31,
	2004	2004 % of Total	2003	2003 % of Total	2002	2002 % of Total

Noninterest-bearing deposits	$1,355,624	21.4%	$1,328,586	21.3%	$1,304,289	21.0%
NOW accounts	884,139	14.0%	728,708	11.7%	712,004	11.5%
Savings deposits	1,125,739	17.7%	1,214,998	19.4%	1,231,225	19.9%
MMDA	1,119,477	17.6%	1,066,114	17.1%	1,176,004	19.0%
Time deposits	1,859,219	29.3%	1,904,953	30.5%	1,776,179	28.6%
Total Deposits	$6,344,198	100.0%	$6,243,359	100.0%	$6,199,701	100.0%

Total deposits increased by $100.8 million at December 31, 2004 compared to December 31, 2003. Total deposits increased by $43.7 million at December 31, 2003 compared to December 31, 2002. In December 2003, the Company terminated its banking business for correspondent customers of CBC. The effect on deposits of this termination was a decline of approximately $50 million which is reflected in the Company’s balance sheet as of December 31, 2003. Management has focused on increasing non-interest bearing and low cost deposits by offering products designed to bring in balances of this type. Part of the increase in NOW accounts was from the development of a new deposit account used by the public sector group to solicit relationships with government units. These accounts include both an interest-earning component and a non-interest bearing component as compensation for account services.

The following table sets forth average deposits and average rates for each of the years indicated (in thousands).

	As of December 31,
	2004		2003		2002
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Noninterest bearing demand deposits	$1,315,280		$1,274,562		$1,201,289
Interest bearing NOW	834,273	0.57%	687,710	0.37%	643,872	0.74%
Savings deposits	1,182,705	0.19%	1,248,971	0.39%	1,286,822	1.00%
Interest-bearing MMDA	1,152,206	1.07%	1,197,033	1.10%	1,096,161	1.87%
Time deposits	1,741,619	1.80%	1,746,370	2.11%	1,922,040	3.10%
TOTAL	$6,226,083		$6,154,646		$6,150,184

Maturities of certificates of deposit and other time deposits of $100,000 or more issued, outstanding at December 31, 2004 are summarized as follows:

	Time Certificates of Deposit	Other Time Deposits (1)	Total
(In thousands)

3 months or less	$510,517	$127,653	$638,170
Over 3 through 6 months	614,473	28,617	643,090
Over 6 through 12 months	217,503	—	217,503
12 months and over	70,285	290,171	360,456
TOTAL	$1,412,778	$446,441	$1,859,219

(1) Other time deposits consist solely of brokered certificates of deposit.

Borrowings

The following is a summary of borrowings at December 31, 2004, 2003 and 2002 (in thousands):

The following table shows the distribution of the Company's borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amounts of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

Borrowings	Securities Sold Under Agreement to Repurchase	Other

At December 31:
2004	$842,893	$879,530
2003	532,485	388,734
2002	134,920	334,766

Weighted average interest rate at year end:
2004	1.68%	2.33%
2003	0.63%	1.84%
2002	1.93%	1.38%

Maximum amount outstanding at any month's end:
2004	$842,893	$1,283,395
2003	691,679	941,228
2002	142,301	334,766

Average amount outstanding during the year:
2004	$564,553	$826,542
2003	365,712	534,865
2002	131,439	81,075

Weighted average interest rate during the year
2004	1.07%	2.09%
2003	0.87%	2.00%
2002	2.18%	3.49%

Liquidity

Liquidity is a measure of the Company's ability to meet the needs of depositors, borrowers, and creditors at a reasonable cost and without adverse financial consequences. The Company has several liquidity measurements that are evaluated on a frequent basis. The Company has adequate sources of liquidity including the ability to attract deposits from individuals, businesses and public sector customers through its branches, ATMs, call center, internet banking capabilities and marketing efforts of its employees; brokered deposits; cash flow from interest payments and scheduled principal repayments and prepayments on investment securities and loans; sales of securities, loans or other assets, and the ability to borrow funds on a collateralized basis from the Federal Home Loan Bank and Federal Reserve discount window; repurchase agreements collateralized by securities with securities firms; and other sources. The management of balance sheet volumes, mixes, and maturities enables the Company to maintain adequate levels of liquidity.

The Company does not rely on its unsecured credit ratings for borrowing senior debt to fund its operations in the institutional certificate of deposit market or debt market. The Company does rely on its unsecured credit ratings for issuing subordinated debt and capital trust securities to enhance its regulatory capital ratios, or to replace subordinated debt and capital trust securities from time to time that the Company has redeemed or repurchased. During 2004, the Company increased its unsecured line of credit, which expires June 30, 2005, to $40 million with an unaffiliated U.S. bank. This line of credit, which was not utilized in 2004, is available for general corporate purposes.

The Bank and the Company have obtained credit ratings for certain of its obligations from Moody’s, Standard and Poor’s and Fitch, which are nationally recognized rating agencies.

The Company’s credit ratings are as follows:

		Moody’s	S & P	Fitch

Bank	Short-term deposits	P2	A2	F2
	Long-term deposits	Baa1	BBB	BBB+
	Subordinated debt	Baa3	BBB-	BBB-
Company	Subordinated debt	Not rated	BB+	BBB-
	Capital trust securities	Not rated	Not rated	BBB-

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

Capital

Capital adequacy is a measure of the amount of capital needed to support asset growth, unanticipated losses, and provide safety for depositors. The regulators establish minimum capital ratio guidelines for the banking industry.

The following table sets forth the regulatory minimum capital ratio guidelines, the capital ratio guidelines an institution must meet to be considered well capitalized and the current capital ratios of the Company.

	Regulatory Minimum Capital Ratios	Well Capitalized Capital Ratios	Company Capital Ratios at December 31, 2004
Tier 1 Leverage Ratio	4%	5%	6.69%
Tier 1 Risk-Based Capital Ratio	4%	6%	9.60%
Total Risk-Based Capital	8%	10%	13.89%

At December 31, 2004, 2003, and 2002, the Company exceeded all regulatory capital guidelines including those for a well-capitalized institution (See Note 24 to the Consolidated Financial Statements).

The Company, subject to the approval of the Board of Directors, has paid regular cash dividends on a quarterly basis. The quarterly cash dividends paid in 2003 and 2004 are detailed in the section “Quarterly Common Stock and Dividend Information.” The dividend payout ratio, based on cash dividends per share and diluted earnings per share, was 47.7% for 2004, 47.0% for 2003 and 40.8% for 2002. The increase in the dividend payout ratio in 2003 compared to 2002 was due to the decline in net income in 2003 as compared to 2002 offset in part by fewer common shares outstanding .

Subordinated Debt

In May 2002, the Bank issued $200.0 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2012, bear interest at a fixed interest rate of 7.00% per annum payable semi-annually. Proceeds of the above issuance were used for general corporate purposes including providing Tier 2 capital to Hudson United.

In September 1996, the Company issued $75.0 million of subordinated debt. The subordinated debentures bear interest at a fixed rated of 8.20% per annum payable semi-annually and mature in 2006. The Company repurchased $7.0 million of this debt during 2002, $37.8 million during 2003 and $5.7 million during 2004. The outstanding balance of this debt is $24.5 million as of December 31,2004.

In January 1994, the Company issued $25.0 million aggregate principal amount of subordinated debentures which bore interest at a fixed rate of 7.75% per annum payable semi-annually. During 2002, the Company repurchased $16.2 million of this debt. The debentures, matured in January 2004, at which time, the Company redeemed the debt.

The Company repurchased $37.8 million of its 8.20% fixed rate subordinated debt due in September of 2006 in the second quarter of 2003. The debt was repurchased from an investment banking firm at a price of 115% of par, which resulted in a premium of $5.7 million and a total transaction value of $44.0 million, which also included accrued interest. The Company at the same time issued a $45 million, 3.50% fixed rate institutional certificate of deposit due in May of 2008 to the same investment banking firm. The changed terms of the debt instruments and the present value of the cash flows of the obligations repurchased and the new obligation issued were not considered to be substantially different. The effective annual interest cost of the new obligation issued by the Company is 6.02%. The Company repurchased $5.7 million of its 8.20% subordinated debt in the third quarter in 2004. The Company recorded a $0.5 million charge associated with this early retirement.

Proceeds of the above issuances were used for general corporate purposes including providing Tier I capital to the subsidiary bank. The debt has been structured to comply with the Federal Reserve Bank rules regarding debt qualifying as Tier 2 capital at the Company.

Junior Subordinated Debt Associated with Capital Trust Securities

The Company issued on March 17, 2004, $20 million of capital trust preferred securities, with a final maturity of March 17, 2034, using Hudson United Statutory Trust I, a statutory business trust formed under the laws of the State of Connecticut. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $20.6 million principal amount variable rate Junior Subordinated Debentures due 2034 of the Company. The capital trust preferred securities have a rate equal to the 3-month LIBOR plus 2.79% adjusting quarterly at each interest payment date and are callable by the Company on or after March 17, 2009 and any subsequent interest payment date thereafter.

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

On January 1997, the Company placed $50.0 million in aggregate liquidation amount at a fixed rate 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount at a fixed rate of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital Securities are redeemable by the Company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. $45.0 million of the 8.98% Capital Securities remained outstanding as of December 31, 2004.

The five issues of capital securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation and are guaranteed by the Company. The net proceeds of the offerings are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

At the end of the reporting period, there were no known uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity or capital resources.

The FASB issued Interpretation No. 46 (“Consolidation of Variable Interest Entities”) in December 2003. As a consequence of this interpretation the Company now deconsolidates all of its capital trust issuances and now reports these issuances in the other liability line on the Company’s balance sheet. On March 1, 2005 the Federal Reserve Bank released its final rule on trust preferred securities. The final rule retains the bifurcated system of limits on trust preferred securities: 15% of core capital elements limit for “internationally active banks” ; 25% of core capital elements for non-internationally active banks. The final ruling does not have an impact upon the Company

The following is a maturity distribution of outstanding subordinated debt and junior subordinated debentures associated with capital trust securities, which are included in the other liability section of the Company’s consolidated balance sheet at December 31, 2004 (in thousands)

Year Maturing	Year Callable	Subordinated Debt	Junior Subordinated Debentures	Total ($ millions)
2006	Not callable	$24,515	$—	$24,515
2012	Not callable	200,669	—	200,669
2027	2007		46,500	46,500
2028	2008		51,500	51,500
2033	2008		35,094	35,094
2034	2009		20,435	20,435
		$225,184	$153,529	$378,713

The above schedule includes $1.2 million in deferred issuance costs on the Company’s junior subordinated debentures.

Interest and Liquidity rate sensitivity management

The primary objectives of asset/liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, maintain an appropriate balance between interest-sensitive earning assets and interest-sensitive liabilities in order to enhance earnings. Interest rate risk management ensures that the Company maintains acceptable levels of net interest income throughout a range of interest rate environments. The Company seeks to maintain its interest rate risk within a range that it believes is both manageable and prudent, given its capital and income generating capacity.

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

The Company has an asset/liability management committee, which manages the risks associated with the volatility of interest rates and the resulting impact on projected net interest income, net income and capital. The management of interest rate risk at the Company is performed by: “income simulation analysis” which analyzes the effects of interest rate changes on net interest income, net income and capital over specific periods of time and captures the dynamic impact of interest rate changes on the Company’s mix of assets and liabilities.

The Asset/Liability Committee of the Company believes that financial simulation modeling reasonably estimates the effects and exposure on net interest income to changes in interest rates. It attempts to measure the degree to which the interest income and interest expense on certain assets and liabilities which are directly linked to market indices, such as Fed Funds or the Prime Rate or LIBOR, may change as market interest rates change. It also attempts to measure the degree to which interest expense on deposits, which are administered by the Bank’s management but which need to be generally competitive with the deposit rates of other banks, may change as market interest rates change, and the degree to which balances in deposit accounts may change due to changes in administered rates. It additionally attempts to measure how changes in the composition of the investment portfolio may change the potential interest income and cash flow of the Bank, and how hedging instruments such as interest rate derivatives may be used to change the interest sensitivity of certain assets and liabilities. Net interest income simulation is designed to address the likely results to net interest income as a result of interest rate changes and behavioral response of the components of the balance sheet to those changes. The Market Value of Portfolio Equity represents the estimated fair values of the net present value of assets, liabilities, and off-balance sheet items. The estimated fair value of many loans and other assets, and of deposits and other liabilities, may not be based on public market prices if markets do not readily exist for trading and valuing such assets and liabilities.

Financial modeling is performed under several scenarios including a regulatory interest rate shock scenario which measures changes in net interest income over the next twelve months and market value of portfolio equity given instantaneous and sustained changes in interest rates.

The Company enters into interest rate derivative contracts (interest rate swaps; interest rate floors; and interest rate caps) from time to time for asset liability management purposes. The purpose of these contracts is to limit the volatility in the Company’s net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company’s overall asset liability risk. Management does not enter into these contracts for speculative purposes. The Company’s derivative contracts include LIBOR indexed interest rate swaps entered into in connection with certain fixed rate certificates of deposits and with a specified amount of the Company’s fixed rate borrowings, to effectively convert those fixed rate liabilities into LIBOR indexed liabilities. The notional amount of the derivative contracts totals $495 million at December 31, 2004.

The derivative contracts hedging the fixed rate certificates of deposit and the fixed rate borrowings are accounted for as “fair value” hedges using the “short-cut method” under SFAS No. 133. Under the short-cut method, any changes in value of the hedged item is assumed to be exactly as much as the change in the value of the derivative contract. Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings.

The Company’s policies for the use of interest rate derivative contracts, its actual use of interest rate derivative contracts, and the effectiveness of the interest rate derivative contracts as hedges are reviewed throughout the year by the Company’s Asset Liability Committee.

The following table depicts the Company’s sensitivity to interest rate changes and the effects on the Market Value of Portfolio Equity as of December 31, 2004 under several scenarios (in thousands).

Rate Shock Model

Basis point rate change	Net Interest Income	Effect on Market Value of Portfolio Equity
+200 bp	+1.6%	-8.9%
+100 bp	+0.8%	-5.3%
-100 bp	-4.3%	-2.2%

The following table illustrates the changes in the Bank’s quarterly net interest income in 2004. Management believes that the results shown in the following table indicate that the Company’s use of financial simulation modeling helped it maintain generally stable net interest income during the year:

Quarter Ended	Net Interest Income (millions)
March 31, 2004	$77.9
June 30, 2004	78.1
September 30, 2004	80.0
December 31, 2004	79.7

Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no off-balance sheet debt financing or related type entities.

Unused commitments include loan origination commitments, which are legally binding agreements to lend at a specified interest rate for a specified purpose and lines of credit, which represent loan agreements under which the lender has an obligation, subject to certain conditions to lend funds up to a particular amount, whereby the borrower may repay and re-borrow at anytime within the contractual period. Stand by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s maximum exposure to loss relating to its loan portfolio was $4.8 billion at December 31, 2004, utilizing the book value of its loan portfolio less the allowance. The Company’s allowance for loan and lease losses includes an immaterial amount for off-balance sheet items.

The Company’s maximum exposure to accounting loss related to the contract amounts of these financial instruments, assuming they are fully funded at December 31, 2004 and 2003 is as follows:

	2004
(in thousands)	Loan Origination Commitments	Unused Lines of Credit	Stand by Letters of Credit	Total
Real Estate Mortgage	$21,226			$21,226
Home Equity Loans		426,023		426,023
Other Consumer Loans	39,536	1,106,609		1,146,145
Commercial Loans	66,855	641,765	$78,192	786,812
Total	$127,617	$2,174,397	$78,192	$2,380,206

	2003
(in thousands)	Loan Origination Commitments	Unused Lines of Credit	Stand by Letters of Credit	Total
Real Estate Mortgage	$45,572			$45,572
Home Equity Loans		411,877		411,877
Other Consumer Loans	37,666	1,074,774		1,112,440
Commercial Loans	48,749	641,555	$85,441	775,745
Total	$131,987	$2,128,206	$85,441	$2,345,634

 The following table outlines the Company’s contractual obligations as of December 31, 2004 (in thousands):

Contractual Obligations	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total

Long-Term Debt	$26,505	$74,764	$48,593	$580,733	$730,595
Operating Leases	9,566	14,592	7,828	7,936	39,922

All of the Company’s material operating leases are for bank premises.
The Company’s long-term debt includes the Company’s payments on its junior subordinated debt (related to its capital trust preferred securities) and subordinated debt principal, as well as interest payable. As of December 31, 2004, there was $374,515 in principal and $356,080 in interest payments over the term of the debt.
The Company makes monthly payments to its data processing service vendors of minimum amounts based upon levels of transactions and services utilized. These payment amounts can vary from month to month depending upon certain circumstances. Actual expense is reflected in the Company’s financial statements and was $33.3 million, $29.7 million and $26.9 million for the years-ended 2004, 2003 and 2002, respectively.

Item 7A. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations “Interest Rate and Liquidity Sensitivity Management”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following are included in this item
Managements Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Income for each of the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the each of the years ended December 31, 2004, 2003 and 2003
Consolidated Statements of Changes in Stockholder’s Equity for each of the years ended December 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Selected quarterly financial data of the Company for 2004 and 2003 are reported in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations-Selected Quarterly Financial Data”.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on this assessment, management determined that, as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm has issued an attestation report on management’s assessment of the Company’s internal controls over financial reporting.

Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Hudson United Bancorp and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Hudson United Bancorp and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hudson United Bancorp and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management's assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of Hudson United Bancorp and Subsidiaries' internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Hudson United Bancorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hudson United Bancorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson United Bancorp and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Hudson United Bancorp

We have audited the accompanying consolidated balance sheets of Hudson United Bancorp and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson United Bancorp and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hudson United Bancorp and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 11, 2005

Hudson United Bancorp and Subsidiaries
Consolidated Balance Sheets
	December 31,	December 31,
(in thousands), except share data	2004	2003
ASSETS
Cash and due from banks non-interest bearing	$161,878	$272,636
Interest bearing due from banks	99,028	41,358
TOTAL CASH AND CASH EQUIVALENTS	$260,906	$313,994

Investment securities available for sale, at market value	$2,166,627	$2,706,185
($1,491,084 and $1,813,247 in market value pledged at December 31, 2004 and December 31, 2003 Respectively)
Investment Securities held to maturity, at cost: $1,364,900 market value	$1,372,228	$—
($1,201,730, at cost pledged, at December 31, 2004)
Trading Assets	$1,477	$—

Loans and leases: ($345,664 pledged at December 31, 2004)
Commercial and financial	$2,190,339	$2,137,499
Commercial real estate mortgages	1,113,604	993,937
Consumer	995,766	1,033,693
Credit card	400,700	326,713
Sub-total	$4,700,409	$4,491,842
Residential mortgages	126,775	167,913
TOTAL LOANS AND LEASES	$4,827,184	$4,659,755
Less: Allowance for loan and lease losses	(60,799)	(67,846)
NET LOANS AND LEASES	$4,766,385	$4,591,909

Premises and equipment, net	121,037	125,168
Intangibles, net of amortization	20,104	22,664
Goodwill	83,561	81,068
Investment in separate account bank owned life insurance	150,073	144,126
Other assets	136,644	115,544
TOTAL ASSETS	$9,079,042	$8,100,658
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest bearing	$1,355,624	$1,328,586
NOW, money market and savings	3,129,355	3,009,821
Time deposits	1,859,219	1,904,952
TOTAL DEPOSITS	$6,344,198	$6,243,359
Repurchase agreements	842,893	532,485
Other borrowings	879,530	388,734
TOTAL BORROWINGS	$1,722,423	$921,219
Other liabilities	255,587	238,117
Subordinated debt	225,184	239,773

TOTAL LIABILITIES	$8,547,392	$7,642,468
Stockholders' Equity:
Preferred stock, authorized 25,000,000 shares, no shares issued and outstanding	$—	$—
Common stock, no par value; authorized 103,000,000 shares; 52,186,866 shares issued and 44,982,803 shares outstanding December 31, 2004 and 52,186,866 shares issued and 44,798,901 shares outstanding December 31, 2003	92,788	92,788
Additional paid-in capital	310,102	311,310
Retained earnings	304,000	237,046
Treasury stock, at cost, 7,204,063 shares December 31, 2004 and 7,387,965 shares December 31, 2003	(170,183)	(176,505)
Effect of Stock Based Compensation	(1,359)	(3,899)
Accumulated other comprehensive (loss) income	(3,698)	(2,550)
TOTAL STOCKHOLDERS' EQUITY	$531,650	$458,190
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,079,042	$8,100,658

See Notes to Consolidated Financial Statements.

Hudson United Bancorp and Subsidiaries
Consolidated Statements of Income
	Year Ended December 31,
(in thousands, except per share data)	2004	2003	2002
INTEREST AND FEE INCOME:
Loans and leases	$274,251	$271,691	$303,558
Investment securities	138,802	120,456	124,058
Other	1,381	1,982	2,387
TOTAL INTEREST AND FEE INCOME	$414,434	$394,129	$430,003
INTEREST EXPENSE:
Deposits	$50,606	$57,419	$97,807
Borrowings	23,045	12,705	6,517
Subordinated and other debt	25,131	24,747	24,922
TOTAL INTEREST EXPENSE	$98,782	$94,871	$129,246
NET INTEREST INCOME	$315,652	$299,258	$300,757
PROVISION FOR LOAN AND LEASE LOSSES,
PORTFOLIO LOANS	14,850	26,000	30,000
PROVISION FOR LOAN AND LEASE LOSSES,
NON-PERFORMING LOANS HELD FOR ACCELERATED DISPOSITION OR SALE	—	—	21,333
TOTAL PROVISION FOR LOAN AND LEASE LOSSES	14,850	26,000	51,333
NET INTEREST INCOME AFTER PROVISION FOR
LOAN AND LEASE LOSSES	$300,802	$273,258	$249,424
NONINTEREST INCOME:
Retail service fees	$30,628	$37,812	$36,895
Credit card fee income	31,553	28,672	25,214
Loan fees	19,075	13,079	12,358
ATM and debit card fees	6,947	7,330	7,552
Separate account bank owned life insurance income	5,947	6,968	7,783
Trust income	3,141	2,599	3,079
Income From Landfill Investments	26,052	11,169	—
Dime merger termination payment	—	—	77,000
Impairment on mortgage related servicing assets	—	(2,004)	(2,815)
Merchant processing sale	5,150	—	—
Gain on sale of premises and equipment	3,654	417	318
Trading asset gain	1,279	3,449	—
Securities gains, net	8,887	5,117	3,545
Other income	14,014	18,437	14,193
TOTAL NONINTEREST INCOME	$156,327	$133,045	$185,122
NONINTEREST EXPENSE:
Salaries and benefits	$115,733	$101,790	$94,771
Occupancy expense	30,968	30,266	29,180
Equipment expense	16,404	18,533	20,327
Deposit and other insurance	2,419	2,233	2,238
Outside services - data processing	33,255	29,654	26,939
Outside services - other	27,296	23,725	26,034
Amortization of intangibles	4,911	4,340	4,015
Marketing expense	6,888	3,295	5,513
Telephone expense	5,536	5,850	6,099
Expenses for Landfill Investments	23,308	14,948	—
Expenses related to Dime termination payment	—	—	8,293
CBC correspondent bank settlement and related expense	2,662	7,421	—
Other	14,326	14,240	23,717
TOTAL NONINTEREST EXPENSE	$283,706	$256,295	$247,126
INCOME BEFORE INCOME TAXES	$173,423	$150,008	$187,420
PROVISION FOR INCOME TAXES	45,340	37,687	64,214
NET INCOME	$128,083	$112,321	$123,206
NET INCOME PER COMMON SHARE:
Basic	$2.86	$2.51	$2.73
Diluted	$2.85	$2.50	$2.72
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,717	44,737	45,159
Diluted	44,944	44,892	45,349

See Notes to Consolidated Financial Statements.

Hudson United Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)	2004	2003	2002

NET INCOME	$128,083	$112,321	$123,206
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized securities gains (losses) arising during period (tax expense of $1,155 , tax benefit of $13,683 and tax expenses of $5,712, respectively)	$3,484	$(25,668)	$12,450
Unrealized (losses) gains on derivative contracts (tax benefits of $0, $2,471, $6,740, respectively)	—	(3,684)	(11,221)
Amortization of net unrealized losses arising from the transfer of securities from AFS to HTM (tax expense of $487)	1,648	—	—
Less: reclassification for securities gains (losses) included in net income (tax expense of $ 3,382 and tax benefits of $3,652, $2,238, respectively)	6,280	(5,748)	(3,241)
Other comprehensive (loss) income	$(1,148)	$(23,604)	$4,470
COMPREHENSIVE INCOME	$126,935	$88,717	$127,676

See Notes to Consolidated Financial Statements.

Hudson United Bancorp and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Effect of Stock Based Compensation Plans	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2001	45,814,227	—	$92,796	$320,309	$104,570	$(146,560)	$(3,795)	$16,584	$383,904
Net income	—	—	—	—	123,206	—	—	—	123,206
Cash dividends common($1.10 cash paid per share)	—	—	—	—	(50,232)	—	—	—	(50,232)
Shares issued for: Stock options exercised	434,813	—	—	(6,842)	—	12,250	—	—	5,408
Other transactions	—	—	(8)	—	—	—	—	—	(8)
Purchase of treasury stock	(1,303,952)	—	—	—	—	(37,686)	—	—	(37,686)
Effect of stock based compensation plans	78,371	—	—	—	—	2,125	1,339	—	3,464
Other comprehensive income	—	—	—	—	—	—	—	4,470	4,470
Balance at December 31, 2002	45,023,459	—	$92,788	$313,467	$177,544	$(169,871)	$(2,456)	$21,054	$432,526

Net income	—	—	—	—	112,321	—	—	—	112,321
Cash dividends common ($1.18 cash paid per share)	—	—	—	—	(52,819)	—	—	—	(52,819)
Shares issued for: Stock options exercised	250,383	—	—	(2,332)	—	7,778	—	—	5,446
Other transactions	(11,220)	—	—	175	—	(175)	—	—	—
Purchase of treasury stock	(527,095)	—	—	—	—	(16,525)	—	—	(16,525)
Effect of stock based compensation plans	63,374	—	—	—	—	2,288	(1,443)	—	845
Other comprehensive (loss)	—	—	—	—	—	—	—	(23,604)	(23,604)
Balance at December 31, 2003	44,798,901	—	$92,788	$311,310	$237,046	$(176,505)	$(3,899)	$(2,550)	$458,190

Net income	—	—	—	—	128,083	—	—	—	128,083
Cash dividends common ($1.36 cash paid per share)	—	—	—	—	(61,129)	—	—	—	(61,129)
Shares issued for: Stock options exercised	102,932	—	—	(1,208)	—	3,262	—	—	2,054
Purchase of treasury stock	(14,980)	—	—	—	—	(561)	—	—	(561)
Effect of stock based compensation plans	95,950	—	—	—	—	3,621	2,540	—	6,161
Other comprehensive (loss)	—	—	—	—	—	—	—	(1,148)	(1,148)
Balance at December 31, 2004	44,982,803	—	$92,788	$310,102	$304,000	$(170,183)	$(1,359)	$(3,698)	$531,650

See Notes to Consolidated Financial Statements.

HUDSON UNITED BANCORP AND SUBSIDIARES CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)	2004		2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$128,083	$112,321	$123,206
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan and lease losses		14,850	26,000	51,333
Provision for depreciation and amortization		19,535	20,967	24,464
Amortization of security premiums, net		5,383	27,243	4,346
Amortization of restricted stock		6,161	845	3,464
Impairment on mortgage servicing assets		—	2,004	2,815
Securities (gains)		(22,829)	(5,117)	(3,545)
Trading asset (gains)		(1,279)	(3,449)	—
Impairment on securities		13,942
(Gain) on sale of premises and equipment		(3,654)	(417)	(318)
Net (increase) decrease in assets held for sale		(1,477)	—	—
(Increase) decrease in other assets		(16,227)	10,892	(64,020)
Increase (decrease) in other liabilities		(2,340)	(12,135)	129,092
NET CASH PROVIDED BY OPERATING ACTIVITIES		$140,148	$179,154	$270,837
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale		$1,338,560	$1,459,280	$768,125
Proceeds from repayments and maturities of investment securities:
Available for sale		951,260	1,555,035	701,911
Held to maturity		345,517	—	—
Purchases of investment securities
Available for sale		(3,378,790)	(3,158,831)	(1,996,478)
Held to maturity		(87,322)	—	—
Increase in loans other than purchases and sales		(127,457)	(89,185)	(109,343)
Increase in loans due to purchases		—	(5,922)	—
Payment for acquisition of Flatiron Credit Company, net of cash acquired		—	(32,492)	—
Credit card receivables purchased		(67,872)	(10,148)	(62,579)
Loans sold		6,003	—	34,543
Proceeds from sales of premises and equipment		4,386	1,395	1,287
Purchases of premises and equipment		(11,225)	(39,498)	(7,135)
(Increase) decrease in foreclosed property		(14,641)	338	2,066
NET CASH (USED IN) INVESTING ACTIVITIES	$	(1,041,581)	$(320,028)	$(667,603)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW and savings accounts		$146,572	$(85,115)	$656,218
Net increase (decrease) in certificates of deposit		(45,733)	128,773	(440,062)
Net increase in borrowings		801,204	228,586	157,720
Proceeds from issuance of debt securities		19,810	33,976	—
Payment of debt securities		—	(25,300)	(51,210)
Proceeds from issuance of subordinated debt		—	—	200,000
Payment of subordinated debt securities		(13,872)	(37,734)	—
Cash received from exercise or stock options		2,054	5,446	5,400
Cash dividends paid		(61,129)	(52,819)	(50,232)
Acquisition of treasury stock		(561)	(16,525)	(37,686)
NET CASH PROVIDED BY FINANCING ACTIVITIES		$848,345	$179,288	$440,148
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		$(53,088)	$38,414	$43,382
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		313,994	275,580	232,198
CASH AND CASH EQUIVALENTS AT END OF YEAR		$260,906	$313,994	$275,580
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest		$97,142	$97,333	$134,177
Income taxes		48,834	34,793	27,159
Fair value of assets acquired-Flatiron		—	259,609	—
Cash Paid (Received) for Flatiron acquisition		(1,761)	40,000	—
Liabilities assumed-Flatiron		—	219,609	—
Additional Disclosures:
Residential mortgage exchange for mortgage-backed securities		—	—	118,012
Securities transferred from available for sale to trading assets		1,477	133,457	—
Securities transferred from available for sale to held to maturity		1,632,754	—	—

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

DECEMBER 31, 2004 (in thousands, except share data)

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

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Hudson United Bancorp and its subsidiaries.

During May 2003, the Company acquired ownership interests in two companies, a wholly owned company and a 50% owned company, involved in landfill gas projects (“LGPs”). The Company has included both companies in the consolidated financial statements from their date of acquisition, the minority interest is included in other liabilities, income in the “noninterest income” category and expense in the “noninterest expense” category. All ther subsidiaries are wholly-owned.

In preparing the consolidated financial statements, in accordance with GAAP management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the financial statements and revenues and expenses for the period. Actual results could differ from those estimates.

All intercompany accounts and transactions are eliminated in consolidation.

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Securities

The Company classifies its securities as held to maturity, available for sale and held for trading purposes. Securities for which the Company has the ability and positive intent to hold until maturity are classified as held to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts on a method, which is not materially different from the interest method. Management reviews its intent to hold securities to maturity as a result of changes in circumstances, including major business combinations.

Securities, which are held for indefinite periods of time, and management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available for sale and are carried at fair value. Temporary differences between available for sale securities' amortized cost and fair value are charged/credited directly to other comprehensive income (loss), net of income taxes. The cost basis of individual securities is written down to estimated fair value through a charge to earnings when declines in value below amortized cost are considered to be other than temporary. This other than temporary impairment is charged to securities gain, net, on the Company’s financial statements. Securities held for trading purposes are carried at fair value, with changes in fair value charged/credited directly to income. Security purchases and sales are recorded on the trade date. The cost of securities sold is determined on a specific identification basis.

Repurchase Agreements

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

Recognition of interest on the accrual method is discontinued when a loan, including commercial loans and commercial mortgage loans are past due for payment 90-days or more and are deemed not fully collectable. Any loan may be put on nonaccrual status earlier if the Company has concern about the future collectability of the loan or its ability to return to accrual status. Consumer loans are charged off after 120 days and credit card loans are charged off after 180 days. Residential real estate loans are generally placed on nonaccrual status after 180 days of delinquency. A nonaccrual loan is not returned to an accrual status until all past due payments are received on a current basis and other factors indicate that collection of the entire principal and interest is no longer doubtful.

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

Premises and Equipment

Land, buildings and furniture, fixtures and equipment are carried at amortized cost. Depreciation on substantially all buildings and furniture, fixtures and equipment is provided using the straight-line method. Leasehold improvements and banking premises are amortized and depreciated over the shorter of the lease term including renewals or 39 years; furniture and fixtures over 7 years; machinery, equipment and software are depreciated generally over 5 years and up to 20 years for landfill gas equipment; and bank owned automobiles are depreciated over 3 years. Maintenance and repairs are expensed as incurred and additions and improvements are capitalized.

Foreclosed Assets

Foreclosed assets includes loan collateral that has been formally repossessed. These assets are transferred to foreclosed assets and recorded at the lower of cost or the fair value of the properties, less estimated costs to sell. Subsequent provisions that result from ongoing periodic evaluations of these foreclosed assets are charged to expense in the period in which they are identified. Carrying costs, such as maintenance and property taxes, are charged to expense as incurred.

Bank Owned Life Insurance

Separate account bank owned life insurance, which is recorded separately on the balance sheet, and general account bank owned life insurance, which is recorded in other assets, reflect the cash surrender value of the underlying policies. Increases in the cash surrender value resulting from investment returns net of expenses is recorded in noninterest income as a separate line item. Any premium payments or related expenses pertaining to these policies are reflected in noninterest expenses. At December 31, 2004, the Company had recorded $179.5 million in bank owned life insurance of which $150.1 million was separate account bank owned life insurance. The assets in the separate account consist of investment grade rated securities, the majority of which are Treasuries or Triple A rated mortgage backed securities. The assets in the separate account are independently managed by Goldman Sachs Asset Management LP. The Company’s investment equaled its cash surrender value at the end of 2004. The Company made its investment in separate account bank owned life insurance as part of a plan to manage the long-term cost of employee benefits, and to do so in a tax efficient manner, and consequently the Company has no current intention of surrendering its policy. The cash surrender value of the policy is guaranteed by Sun Life Insurance Company of Canada (“Sun Life”) in the ordinary course of business. Sun Life does not guarantee the cash surrender value if the Company were to exchange its policy for a similar policy of a different insurance carrier rather than surrender it for cash, or if the Company has undergone a change of control within two years prior to the date of surrender. The Company would also be subject to increased federal income tax liability if it were to surrender the policy.

At year-end 2003, the Company had recorded $172.0 million in bank owned life insurance, of which $144.1 million was in separate account bank owned life insurance.

Goodwill

Goodwill resulting from acquisitions under the purchase method of accounting was amortized on a straight-line basis over periods ranging from five to ten years. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. Under this standard, separately identifiable deposit intangibles must continue to be amortized, but goodwill is no longer amortized.. Goodwill that is determined to be impaired must be written-off when that determination is made. The Company has not recognized any impairment charges as a result of the implementation of this standard.

Intangibles

Intangible assets resulting from acquisitions under the purchase method of accounting consist of core deposit intangibles, naming rights and customer intangibles. Naming rights relate to the Quinnipiac University basketball and hockey arenas, which are in the process of construction, and have a term of 10 years commencing upon project completion, which is estimated to occur in 2007. Customer intangibles resulted from the Company’s acquisition of Flatiron Credit Company and certain Shoppers Charge merchant relationships. Core deposit intangibles are being amortized, on a straight-line basis, over the estimated average remaining lives of such intangible assets. Customer intangibles are being amortized, on a straight-line basis, over the estimated life of the customer relationship.

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

Stock-Based Compensation

The FASB issued a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” in December 2004 (SFAS No. 123R),effective July 1, 2005. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. The adoption of this statement will not have a material effect on the Company’s operations.

SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans and allows companies to choose either: 1) a fair value method of valuing stock-based compensation plans which will affect reported net income; or 2) to continue following the existing accounting rules for stock option accounting but disclose what the impact would have been had the new standard been adopted. Prior to January 1, 2003, the Company elected the disclosure option of this standard. The Company applied APB

Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and income per share would have been reduced to the proforma amounts indicated in Note 15, Stockholders’ Equity.

SFAS No. 148 has provided alternative transition methods to SFAS No. 123’s fair value method of accounting for stock -based employee compensation. The Company has adopted SFAS No. 148 as of January 1, 2003 and has chosen the prospective method of transition. The adoption of this standard did not have a material effect on the Company’s operations.

Cash Equivalents

Cash equivalents include amounts due from banks.

Per Share Amounts

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of any preferred stock and the incremental number of shares issuable from the exercise of stock options calculated using the treasury stock method. All per share amounts have been retroactively adjusted for all stock dividends in applicable years.

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

Employers’ Disclosures about Pensions and Other Postretirement Benefits

SFAS No. 132 standardized the disclosure requirements for pension and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets. The Company does not currently offer post retirement benefits and has only a small number of grandfathered retirees of immaterial amounts.

Derivative Financial Instruments

The Company enters into interest rate derivative contracts (interest rate swaps; interest rate floors; and interest rate caps) from time to time for asset liability management purposes. The purpose of these contracts is to limit the volatility in the Company’s net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company’s overall asset liability risk. Management does not enter into these contracts for speculative purposes. These agreements are designated against specific assets and liabilities. The effectiveness of each hedge is analyzed by the Company on both an initial and ongoing basis. Under SFAS No.133, the Company has adopted hedge accounting for these contracts. The current derivative contracts are utilized to hedge fixed rate certificates of deposit and fixed rate borrowings and are accounted for as “fair value” hedges using the “short-cut method” under SFAS No. 133. Changes in interest rates will impact the cash flows and valuation of the derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario. The Company’s adoption of SFAS No. 149, which amends and clarifies certain provisions of SFAS No. 133, had no material impact on the Company’s operations.

Recent Accounting Standards

The FASB issued a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” in December 2004 (SFAS No. 123R). SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. The adoption of this statement did not have a material effect on the Company’s operations

The FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” on December 31, 2002. This pronouncement provides alternative methods of transition to FAS 123. The Company has adopted FASB No. 148 effective January 1, 2003. The Company has elected to utilize the prospective method, which requires that companies apply the recognition provisions of Statement 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The adoption of this statement did not have a material effect on the Company’s operations.

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

The FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in May 2003. This pronouncement requires that an issuer classify a financial instrument that is within its scope as a liability. As a result of adoption of this statement the Company reclassified its capital trust security issuances into the other liability category on the Company’s consolidated balance sheets. There was no material impact on the Company’s operations from adoption of this statement.

The FASB issued FIN 46,”Consolidation of Variable Interest Entities” as amended in December 2003. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations are to be included in an entity’s consolidated financial statements. The Company applied the provisions of FIN 46 to wholly-owned subsidiary trusts in 2003 and 2002 that issued capital trust securities to third-party investors. For purposes of financial statement presentation, the Company has deconsolidated the trusts issuing the capital trust securities and now includes the junior subordinated debentures under other liabilities on its consolidated balance sheet. . This does not have a material impact on the Company’s operations. On March 1, 2005 the Federal Reserve Bank released its final rule on trust preferred securities. The final rule retains the bifurcated system of limits on trust preferred securities: 15% of core capital elements limit for “internationally active banks” ; 25% of core capital elements for non-internationally active banks.

In December 2003, the FASB issued a revised FIN46 (“FIN46R”), which attempted to clarify the guidance in the original interpretation regarding variable interest entities created after January 31, 2003 and to all variable interest entities created prior to February 1, 2003 that were considered special-purpose entities, by further defining special-purpose entities. The adoption of FIN 46R did not have a material impact upon the Company’s operations.

EITF No. 03-1 “The Meaning of Other-Than -Temporary Impairment and Its Application to Certain Investments” was issued in November 2003 and discusses recommendations set forth on the proposed models for evaluating impairment of equity securities and debt securities. While no consensus has yet been reached guidelines were given for the quantitative and qualitative disclosures for debt and marketable equity securities classified as available for sale or held to maturity. The Company has adopted these guidelines as of December 31, 2003 and continues to monitor the status of the recommendations laid forth in EITF No.3-1.

The FASB issued FIN 45, ”Initial Recognition and Measurement of the Liability for a Guarantor’s Obligations” in September 2004. This interpretation provides guidance on the obligations of a guarantor under many different circumstances surrounding the initial recognition and measurement. The Company has applied the provisions of FIN 45 with no material impact on the Company’s operations.

(2) BUSINESS COMBINATIONS

The following business combinations were accounted for using the purchase method of accounting:

The Company, through its subsidiary Hudson United Bank, acquired Flatiron Credit Company (“Flatiron”) on October 31, 2003. The purchase price of the acquisition was approximately $40 million in cash based on the estimated book value of Flatiron on the closing date of the acquisition. The Bank may also be obligated to make additional earn-out payments, based on the increase in net income of Flatiron in the next two years after the closing of the acquisition. The purchase price (excluding any potential earn-out payments) represents a $3.4 million premium to Flatiron’s estimated book value (before acquisition costs). At December 31, 2004, $4.5 million of additional goodwill was recorded representing the first earn-out payment which is payable when finalized during 2005. The final earn-out payment, if any, will be based on 2005 financial results compared to 2004.

In 2003, Hudson United acquired ownership interests in two companies involved in landfill gas projects (“LGPs”). The Company as the owner of the LGPs is eligible to receive tax credits under Section 29 of the Internal Revenue Code (“Section 29 tax credits”), which are available to producers of fuel from non-conventional sources. These Section 29 tax credits were $9.4 million for 2004 and $6.3 million for 2003. The Section 29 tax credits, which may be limited or eliminated based upon a formula tied to the average price of crude oil during each calendar year, are scheduled to expire on December 31, 2007. The difference between the acquisition value of $20 million and the net asset value was recorded as a reduction of the carrying value of long-lived equipment.

The Company entered into agreements at several times in 2004 and 2003 to purchase third party credit card assets from unaffiliated third parties. In 2004, the Company had paid total consideration of $67.9 million for $77.3 million of these assets, with an associated discount of $10.4 million and an associated premium of $1.0 million. In 2003, the Company had paid total consideration of $19.0 million for $23.0 million of these assets, with an associated discount of $4.0 million

The Company had $21.5 million in merger related and other expenses in 2002. The Company classified as “Expenses related to Dime termination payment” $8.3 million, and the remaining $13.2 million was classified into other expense categories. The $13.2 million was classified as follows: $0.2 million to salaries and benefits, $1.3 million to occupancy expenses, $1.1 million to equipment expense, $0.2 million to outside services-other and $10.4 million to other expenses.

(3) CASH AND DUE FROM BANKS

The Company’s subsidiary bank is required to maintain an average reserve balance as established by the Federal Reserve Board. The amount of the reserve balance requirement for the reserve computation period, which included December 31, 2004, was approximately $60.5 million.

(4) INVESTMENT SECURITIES

The amortized cost and estimated market value of Investment Securities as of December 31, are summarized as follows (in thousands):

	December 31, 2004
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Market Value
Available for Sale
U.S. Treasury and Government Agency Obligations	$142,644	$89	$(7)	$142,726
State and Political Subdivisions	—	—	—	—
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,605,564	3,490	(6,706)	1,602,348
All other mortgage backed securities	62,818	364	(108)	63,074
Asset backed and other debt securities	165,478	2,704	(677)	167,505
FHLB stock	45,150	—	—	45,150
Other securities	144,145	2,609	(930)	145,824
	$2,165,799	$9,256	$(8,428)	$2,166,627

	December 31, 2003
	Amortized	Gross Unrealized		Estimated Market
	Cost	Gains	(Losses)	Value
Available for Sale
U.S. Treasury and Government Agency Obligations	$6,012	$31	$—	$6,043
State and Political subdivisions	39,560	514	—	40,074
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,478,575	6,433	(15,157)	1,469,851
All other mortgage backed securities	579,136	3,488	(3,727)	578,897
Asset backed and other debt securities	448,546	12,060	(9,040)	451,566
FHLB stock	16,250	—	—	16,250
Other securities	141,429	2,175	(100)	143,504
	$2,709,508	$24,701	$(28,024)	$2,706,185

	December 31, 2004
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Market Value
Held to Maturity
U.S. Treasury and Government Agency Obligations	$73,300	$—	$(419)	$72,881
State and Political subdivisions	65,208	—	(14)	65,194
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,049,940	1,512	(7,072)	1,044,380
All other mortgage backed securities	178,811	458	(1,813)	177,456
Asset backed and other debt securities	4,969	20	—	4,989
	$1,372,228	$1,990	$(9,318)	$1,364,900

The amortized cost and estimated market value of investment securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
(in thousands)	Amortized Cost	Estimated Market Value
Available For Sale Securities
Due in one year or less	$45,678	$45,684
Due after one year through five years	282,130	283,112
Due after five years through ten years	342,678	341,376
Due after ten years	1,495,313	1,496,455
Total	$2,165,799	$2,166,627

(in thousands)	Amortized Cost	Estimated Market Value
Held to Maturity Securities
Due in one year or less	$57,281	$57,268
Due after one year through five years	6,089	6,089
Due after five years through ten years	74,900	74,480
Due after ten years	1,233,958	1,227,063
Total	$1,372,228	$1,364,900

Sales of securities for the years ended December 31, are summarized as follows (in thousands):

	2004	2003	2002
Proceeds from sales	$1,338,560	$1,459,280	$768,125
Gross gains from sales	23,946	12,583	8,029
Gross losses from sales	(1,117)	(7,466)	(4,484)

Realized gains and losses on the sales of investment securities are determined using the specific identification method. The Company incurred $13.9 million of impairment charges for securities with losses classified as other than temporarily impaired. These charges are included on the Company’s financial statements for the year ended December 31, 2004 under security gains, net.

The following table represents the Company’s 122 investment securities that are temporarily impaired as of December 31, 2004:

	Less than one year Fair Value	Less than one year Unrealized loss	One year or greater Fair Value	One year or greater Unrealized loss
U.S. Treasury and Government Agency Obligations	$77,834	$(426)	$—	$—
State and Political Subdivisions	5,303	(14)	—	—
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,520,568	(5,385)	584,386	(8,393)
All other mortgage backed securities	52,848	(455)	123,278	(1,466)
Asset backed and other debt securities	16,119	(274)	14,174	(403)
Other Securities	19,754	(770)	10,494	(160)
Total	$1,692,426	$(7,324)	$732,332	$(10,422)

In determining impairment the Company analyzed the investment portfolio by issuer and credit rating and reviewed period to period price changes relative to changes in open market interest rates. The Company’s investment securities with unrealized losses as of December 31, 2004 are temporarily impaired primarily due to interest rate fluctuations. Of the $81.1 million of securities classified as “Other -Than- Temporarily impaired as of December 31, 2004, are categorized as collateralized mortgage obligations. The Company sold $65.5 million of these securities in January 2005. The Company undergoes expected cash flow analysis on this sector of its portfolio to further monitor changes in market values.

The Company had impairment charges of $13.9 million in 2004 that were included in security gains, net on the Company’s financial statements. The Company did not have any securities classified as other than temporarily impaired as of December 31, 2003.

At December 31, 2004, the Company transferred from available for sale to trading account assets $1.5 million of one investment security and recorded trading asset gains of $1.3 million in 2004. These types of transfers are transacted on an infrequent basis by the Company.

Securities with a book value of $2,696.1 million and $1,822.8 million at December 31, 2004 and 2003, respectively, were pledged to secure public sector deposits, repurchase agreements, derivative contracts and for other purposes as required by law.

(5) LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company's loan portfolio is diversified with no industry comprising greater than 10% of the total loans outstanding. Real estate loans are primarily made in the four state lending area of the Bank.

The Company had $279.8 million and $391.0 million outstanding construction loans at December 31, 2004 and 2003, respectively.

At December 31, 2004, $345.7 million of loans secured by real estate were pledged as collateral to secure borrowings from the Federal Home Loan Bank.

The allowance for loan and lease losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in operations in the periods in which they become known. The Company allocates an immaterial amount of its allowance to off-balance sheet items.

A summary of the activity in the allowance for loan and lease losses is as follows (in thousands):

	2004	2003	2002
Balance at January 1	$67,846	$71,929	70,046
Additions (deductions): Provision for loan and lease losses - portfolio loans	14,850	26,000	30,000
Provision for loan and lease losses - Non-performing loans held for accelerated disposition or for sale	—	—	21,333

Loan portfolio sales and reclassification of acquired reserves	(695)	(5,030)	—
Recoveries on loans previously charged off	10,423	12,413	12,042
Loans charged off portfolio loans	(31,625)	(37,466)	(61,492)
Balance at December 31	$60,799	$67,846	$71,929

(6) NONPERFORMING LOANS

The following table presents information related to loans which are on nonaccrual (non-performing loans), or contractually past due ninety days or more as to interest or principal payments (in thousands)

	December 31,
	2004	2003
Nonperforming loans	$12,257	$13,217
90 days or more past due and still accruing	$14,617	$16,683
Gross interest income which would have been recorded under original terms	$1,831	$1,250
Gross interest income recorded during the year	$88	$519

At December 31, 2004, 2003, 2002, 2001 and 2000 impaired loans, comprised principally of nonaccruing loans, totaled $12.7 million, $13.8 million, $15.9, $45.1 and $58.5 million respectively. The allowance for possible loan and lease losses related to such impaired loans was $2.4 million, $1.9 million, $2.1, $3.9 and $9.9 million at December 31, 2004, 2003, 2002, 2001 and 2000 respectively. The average balance of impaired loans for 2004, 2003, 2002, 2001 and 2000 was $14.5 million, $14.8 million $30.5 million,$51.8 million and $52.1 million respectively. The interest recognized on impaired loans in 2004, 2003, 2002, 2001 and 2000 was $0.1 million, $0.5 million ,$0.9 million, $0.9 million and $0.6 million respectively.

(7) RELATED PARTY TRANSACTIONS

In the ordinary course of business, the subsidiary bank has extended credit to various directors, senior officers and their affiliates. The aggregate loans outstanding to related parties are summarized below for the years ended December 31, 2004, 2003 and 2002 (in thousands):

Balance at January 1, 2004	$4,411
New loans issued	500
Repayment of loans	(900)
Balance at December 31, 2004	$4,011
Balance at January 1, 2003	$6,343
New loans issued	1,000
Repayment of loans	(2,930)
Loans to former directors	(2)
Balance at December 31, 2003	$4,411
Balance at January 1, 2002	$7,319
New loans issued	527
Repayment of loans	(923)

Loans to former directors	(580)
Balance at December 31, 2002	$6,343

Charles F.X. Poggi, who is a director, was formerly President of Poggi Press, a general printing company. Mr. Poggi is no longer a director, shareholder or executive officer of Poggi Press. During 2004, 2003 and 2002, Poggi Press was paid $134 thousand, $205 thousand and $267 thousand, respectively, for printing work for the Company. Management believes the terms and conditions of the transactions with Poggi Press to be equivalent to terms available from an independent third party.

The son-in-law of Donald Calcagnini, a director of the Company, is a partner in a law firm which was paid approximately $127 thousand in legal fees by Hudson United Bank for services to Hudson United Bank in 2004 in connection with the closing of loans. Of this amount approximately $67 thousand was paid directly by customers of Hudson United Bank In 2003, the firm was paid approximately $230 thousand in legal fees by Hudson United Bank in connection with the closing of loans. Of this amount approximately $59 thousand was paid directly by customers of Hudson United Bank. In 2002, the firm was paid approximately $176 thousand in legal fees by HUB in connection with the closing of loans. Of this amount approximately $52.5 thousand was paid directly by customers of Hudson UnitedBank. Management believes the terms and conditions of the transactions with this law firm were equivalent to terms and conditions available from an independent third party. Mr. Calcagnini received no benefit from these payments.

During 2004 Hudson United Bank agreed to a $5 million sponsorship of Quinnipiac University’s new athletic center, which will be known as the Hudson United Bank Center. Mr. Calcagnini, a director of the Company, is also a member of Quinnipiac University’s Board of Trustees and chairman of the finance committee. Mr. Calcagnini himself received no benefits from Hudson United Bank’s sponsorship of Quinnipiac University’s new athletic center.

Mr. McBride a director of the Company, owns 2% of the outstanding shares of McBride Corporate Real Estate. McBride Corporate Real Estate was retained to assist in the sale and/or leasing of various Company and/or Hudson United Bank properties and earned commissions of approximately $28 thousand during 2004 and $88 thousand during 2002. Management believes that the terms and conditions of the transactions with McBride Corporate Real Estate were equivalent to terms and conditions available from an independent third party.

Mr. Malcolm, a director of the Company was paid approximately $14 thousand by the Company in 2004 for engineering services performed in conjunction with loan closings. Of this amount approximately $8 thousand was paid directly by customers of Hudson United Bank. Management believes the terms and conditions of the transactions with Mr. Malcolm were equivalent to terms and conditions available from an independent third party.

(8) PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31 (in thousands):

	2004	2003
Land	$16,668	$16,936
Premises	69,131	67,693
Leasehold improvements	36,055	35,880
Furniture, fixtures and equipment	159,627	160,477
	$281,481	$280,986
Less- Accumulated depreciation	(135,790)	(132,948)
Less- Accumulated amortization	(24,654)	(22,870)
	$121,037	$125,168

Depreciation expense for premises and equipment for 2004, 2003 and 2002 amounted to $12.6 million, $15.7 million and $16.3 million, respectively. Amortization expense for 2004, 2003 and 2002 amounted to $2.0 million, $1.9 million and $1.9 million, respectively.

(9) INCOME TAXES

The components of the provision for income taxes for the year ended December 31 are as follows (in thousands):

	2004	2003	2002
Federal-
Current	$45,390	$35,032	$17,869
Deferred	1,397	2,557	41,149
State-
Current	(2,082)	505	691
Deferred	635	(407)	4,505
Total provision for income taxes	$45,340	$37,687	$64,214

A reconciliation of the provision for income taxes, as reported, with the Federal income tax at the statutory rate for the year ended December 31 is as follows (in thousands):

	2004	2003	2002
Tax at statutory rate	$60,698	$52,503	$65,597
Increase (decrease) in taxes resulting from:
Section 29 tax credits	(9,419)	(6,316)	—
Tax-exempt income	(6,812)	(7,839)	(6,718)
Release of reserve	(660)	(1,500)	—
Release of valuation allowance	—	(1,215)
Non-deductible compensation	2,096	—	—
Non-deductible settlement payment	—	1,750
State income taxes, net of Federal income tax benefit-merger termination related	—	—	4,505
State income taxes, net of Federal income tax benefit	(1,233)	328	691
Other, net	670	(24)	139
Provision for income taxes	$45,340	$37,687	$64,214

The Company included Section 29 tax credits in its income tax calculation for 2004 and 2003, as indicated in the table above. These credits are related to the Company’s landfill gas operations. The level of credits generated depends on the quantity and quality of the alternative fuel that is produced. The tax credits may be limited or eliminated based upon a formula tied to the average price of crude oil during each calendar year. Sophisticated equipment is used to measure the fuel produced and these production volumes are then used in a formula to calculate the tax credits. Based on current law, these Section 29 tax credits are due to expire at year-end 2007. The Company had no valuation allowance at December 31, 2004.

Deferred income taxes are provided for the differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in future income or deductions for income tax purposes and are measured using the enacted tax rates that will be in effect when such items are expected to reverse. The net deferred tax assets are reported in Other Assets in the Consolidated Balance Sheet.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Deferred Tax Assets: Allowance for loan and lease losses	$25,343	$28,563
Federal and state tax operating loss carry forwards	724	3,625
Capital losses	—	4,247
Director/Officer compensation Plans	555	2,075
Allowance for impaired investment securities	4,408	—
Accumulative other comprehensive loss	1,579	161
Other	2,286	4,153
Subtotal Deferred Tax Asset	$34,895	$42,824
Deferred Tax Liabilities:
Acquisition related expenses	22,545	23,587

Pension plan	7,579	4,882
Depreciation	1,846	10,485
Other	916	1,247
Subtotal Deferred Tax Liability	$32,886	$40,201
Net Deferred Tax Asset	$2,009	$2,623

Management periodically evaluates the realizability of its deferred tax asset and will adjust the level of the valuation allowance if it is deemed more likely than not that all or a portion of the net deferred tax asset is realizable. As part of the evaluation process in 2003, it was determined that the New Jersey alternative minimum assessment (“AMA”) should be treated as a temporary item because New Jersey allows for AMA credit to offset regular income tax in future years, the AMA credit has an indefinite life and the Company is expected to pay the

New Jersey regular income tax in the foreseeable future. If the Company’s New Jersey tax profile changes, it will reconsider whether a valuation allowance should be established to offset the AMA credit. In addition, the Company released a valuation allowance against its state and local deferred items. The release of the valuation allowance occurred in the tax year ended December 31, 2003, because, as stated above, the Company’s state tax profile has changed.

The Company has a net operating loss (“NOL”) of approximately $2.1 million. These NOLs relate to various subsidiaries that the Company acquired. As such, these NOLs generally have Internal Revenue Code Section 382 limitations. The NOLs should start to expire in 2006. However, the Company believes that the NOLs are realizable prior to expiration taking into consideration the Section 382 limitations, the expiration schedule, and the history of the taxable income of the Company. Accordingly, no valuation allowance has been established related to the NOLs.

(10) BENEFIT PLANS AND POSTRETIREMENT BENEFITS

The Company provides pension plan benefits to eligible employees. Payments are based on salary and years of service. The Company's funding policy is to make the maximum annual contributions allowed by the applicable regulations.

Investment Policies and Strategies

Retirement Plan assets are invested in accordance with the Company’s Wealth Management Department overall investment guidelines consistent with its stated investment objective. In terms of our asset allocation guidelines, the Retirement Plan has an investment objective of growth with income. This objective allows for cash to range 0 - 10% of the total market value of the account, fixed income 30 - 50% and stocks 50-70%.

The selection of individual bonds and stocks is consistent with the Company’s Wealth Management Department fixed income and equity investment policies. Bonds are all investment grade with laddered maturities to minimize reinvestment risk. In accordance with the Company’s Wealth Management Department equity investment philosophy, it blends growth stocks and value stocks consistent with its stated guidelines. While the Company concentrates its equity selections on large capitalization domestic equities, mutual funds may be appropriate vehicles for international or small cap stocks. The investment goal is to achieve results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long-term. In addition, investment managers are expected to provide above average performance when compared to their peer managers. Performance volatility is also monitored.

Current Asset Allocation

The Company’s pension plan weighted average asset allocations at January 1, 2004 and 2005, by asset category are as follows:

Asset Category	Plan assets at January 1, 2004	Plan assets at January 1, 2005

Equity securities	61%	61%

Debt securities (Bond Mutual Funds)	30%	30%

Cash (Money Market)	9%	9%

Total	100%	100%

Equity securities include 854,000 and 743,000 common shares of various companies held in the plan at December 31, 2004 and 2003, respectively. Fair value of these shares was $36.1 million and $33.2 million at year end December 2004 and 2003, respectively. Dividends paid to the plan were $0.8 million and $0.6 million at December 31, 2004 and December 31, 2003, respectively.

Included in the above equity securities are 111,621 and 112,029 shares of Hudson United Bancorp common stock at January 1, 2004 and January 1, 2005, respectively. The fair value of these securities was $4.1 million at January 1, 2004 and $4.4 million at January 1, 2005.

Determination of Long-Term Rate of Return

The long-term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6% respectively.

The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan’s target allocation, the expected rate of return is determined to be 9.0% which is approximately the midpoint of the range of expected return.

Cash Flows

Contributions

For the fiscal year ending December 31, 2005, based on an actuarial calculation, the Company will not have a required contribution to the plan. However, in 2004 and 2003 the Company made the maximum tax-deductible contribution.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.

Fiscal year ending December 31 (in thousands)

2005	$2,462
2006	2,571
2007	2,774
2008	3,078
2009	3,285
2010 - 2014	21,690

Information regarding the benefit obligation resulting from the actuarial valuations prepared as of January 1, 2004 and 2003 is as follows (in thousands):

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$54,295	$47,832
Service cost	2,537	2,342
Interest cost	3,562	3,215
Actuarial (gain) loss	3,440	1,478
Settlements	(1,019)	(673)
Benefits paid	(2,017)	(1,929)
Termination benefits	(83)	0
Plan amendments	0	2,030
Curtailments	333	0
Contractual deferred compensation	1,562	0
Benefit obligation at end of year	$62,610	$54,295

	2004	2003
Change in plan assets:

Fair value of plan assets at beginning of year	$55,741	$44,054
Actual gain (loss) on plan assets	2,108	7,116
Employer contribution	7,502	7,173
Settlements	(1,019)	(673)
Benefits paid	(2,017)	(1,929)
Fair value of plan assets at end of year	$62,315	$55,741

Prepaid/accrued pension cost consists of the following as of Dec 31:	2004	2003
Funded status	$(295)	$1,447
Unrecognized net transition obligation	—	—
Unrecognized net actuarial gain	15,188	9,376
Unrecognized prior service cost	4,623	5,262
Prepaid pension cost	23,462	16,932
Accrued pension( benefit)	$(3,946)	$(847)

Assumptions used by the Company in the accounting for its plans in 2004 and 2003 were:

Weighted average assumptions as of Dec. 31:	2004	2003
Discount rate	6.375%	6.75%
Expected return on plan assets	9.0%	9.0%
Rate of compensation increase	3.0%	3.0%

Components of net periodic benefit cost as of December 31, (in thousands):	2004	2003	2002
Service cost	$2,538	$2,342	$1,745
Interest cost	3,562	3,215	2,982
Expected return on plan assets	(4,937)	(3,900)	(3,603)
Settlements	76	55	377
Net amortization and deferral	1,022	1,225	115
Contractual deferred compensation	1,562	0	0
Termination benefits charge	249	0	0
Net periodic benefit cost	$4,072	$2,937	$1,616

The above tables include costs associated with the Company’s SERP agreements with key employees.

The Company has 401(k) savings plans covering substantially all of its employees. Under the plans, the Company matches varying percentages of the employee’s contribution. The Company’s contributions under the plans were approximately $1.1 million, $0.8 million, and $1.5 million in 2004, 2003, and 2002, respectively.

(11) DEPOSITS

The scheduled maturities of certificates of deposit are as follows at December 31, 2004(in thousands):

3 months or less	$638,170
Greater than 3 months to 1 year	643,090
Greater than 1 year to 3 years	217,503
Greater than 3 years	360,456
$1,859,219

The Company had $1,003.5 million and $926.1 million in time deposits greater than $100,000 at December 31, 2004 and December 31, 2003 respectively. The Company has hedged $295 million of its time deposits with interest rate swaps accounted for as fair value hedges under FAS 133 at December 31,2004 and $305 million was hedged at December 31, 2003. The amount of the fair value adjustment that is included in time deposit balances was $1.5 million at December 31, 2004 and $1.7 million at December 31, 2003.

12) BORROWINGS

The following is a summary of borrowings at December 31, 2004, 2003 and 2002:

The following table shows the distribution of the Company's borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amounts of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

	Securities Sold
($In Thousands)	Under Agreement	Other
	to Repurchase
Borrowings

At December 31:
2004	$842,893	$879,530
2003	532,485	388,734
2002	134,920	334,766

Weighted average interest rate at year-end:
2004	1.68%	2.33%
2003	0.63%	1.84%
2002	1.93%	1.38%

Maximum amount outstanding at any month's end:
2004	$842,893	$1,283,395
2003	691,679	941,228
2002	142,301	334,766

Average amount outstanding during the year:
2004	$564,553	$826,542
2003	365,712	534,865
2002	131,439	81,075

Weighted average interest rate during the year:
2004	1.07%	2.09%
2003	0.87%	2.00%
2002	2.18%	3.49%

The following is a summary of borrowings at December 31 (in thousands)

	2004	2003
Federal Home Loan Bank advances	$874,924	$298,825
Bank repurchase agreements	699,020	430,857
Customer repurchase agreements	143,873	101,628
Treasury, Tax and Loan note	1,718	1,650
Other borrowings	2,888	88,259
Total borrowings	$1,722,423	$921,219

Maturity distribution of borrowings at December 31, 2004 (in thousands):

2005	(1)	$1,497,423
2006		200,000
2007		—
2008		25,000
Total		$1,722,423

(1)	Includes $528 million of structured repurchase agreements extendable at the option of the counterparty in 2005.

Information concerning securities sold under agreements to repurchase and FHLB advances is summarized as follows (in thousands):	2004	2003
Average daily balance during the year	$1,381,575	$731,423
Average interest rate during the year	0.68%	0.73%
Maximum month-end balance during the year	$1,577,020	$1,073,428

Investment securities underlying the repurchase agreements and FHLB advances at December 31 are as follows (in thousands):

	2004	2003
Amortized cost	$1,561,719	$1,258,876
Estimated fair value	$1,557,011	$1,253,543

At December 31, 2004, the Company had a $40 million line of credit with an unaffiliated Bank, which matures June 30, 2005. The line of credit was not utilized in 2004.

(13) SUBORDINATED DEBT

On May 6, 2002, the Bank issued $200 million of 7.00% subordinated notes due May 2012. The debentures bear interest at a fixed interest rate of 7.00% per annum payable semi-annually. The proceeds of the above issuance were used for general corporate purposes including providing Tier 2 Capital to Hudson United.

In September 1996, the Company issued $75 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at a fixed interest rate of 8.20% per annum payable semi-annually. The Company repurchased $7.0 million of this debt during 2002, $37.8 million during 2003 and $5.7 million during 2004. The outstanding balance of this debt is $24.5 million as of December 31, 2004.

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

(14) JUNIOR SUBORDINATED DEBT ASSOCIATED WITH CAPITAL TRUST SECURITIES

The Company issued on March 17, 2004, $20 million of capital trust preferred securities, with a final maturity of March 17, 2034, using Hudson United Statutory Trust I, a statutory business trust formed under the laws of the State of Connecticut. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $20.6 million principal amount variable rate Junior Subordinated Debentures due 2034 of the Company. The capital trust preferred securities have a rate equal to the 3-month LIBOR plus 2.79% adjusting quarterly at each interest payment date and are callable by the Company on or after March 17, 2009 and any subsequent interest payment date thereafter.

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

On January 31, 1997, the Company issued $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital Securities are redeemable by the Company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income tax is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. As of December 31, 2004, $45.0 million of the 8.98% Capital Securities and $46.5 Junior Subordinated Debentures respectively, remained outstanding.

The FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in May 2003. This pronouncement requires that an issuer classify a financial instrument that is within its scope as a liability. As a result of adoption of this statement the Company reclassified its capital trust security issuances into the other liability category on the Company’s consolidated balance sheets. There was no material impact on the Company’s operations from adoption of this statement.

The FASB issued FIN 46,”Consolidation of Variable Interest Entities” as amended in December 2003. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations are to be included in an entity’s consolidated financial statements. The Company applied the provisions of FIN 46 to the wholly-owned subsidiary trusts described above in 2003 and 2002 that issued capital trust preferred securities to third-party investors. For purposes of financial statement presentation, the Company has deconsolidated the trusts issuing the capital trust securities and now includes these junior subordinated debentures under other liabilities on its consolidated balance sheet. This does not have a material impact on the Company’s operations

The outstanding issues of capital trust preferred securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation and are guaranteed by the Company. The net proceeds of the offerings are being used for general corporate purposes and to increase capital levels of the Company and its subsidiariesOn March 1, 2005 the Federal Reserve Bank released its final rule on trust preferred securities. The final rule retains the bifurcated system of limits on trust preferred securities: 15% of core capital elements limit for “internationally active banks” ; 25% of core capital elements for non-internationally active banks. The final ruling does not have an impact upon the Company.

The following is a maturity distribution of outstanding subordinated debt and junior subordinated debentures associated with capital trust preferred securities as of December 31, 2004: (in millions)

Year Maturing	Year Callable	Subordinated Debt	Junior Subordinated Debentures	Total ($ millions)
2006	Not callable	$24,515	$—	$24,515
2012	Not callable	200,669	—	200,669
2027	2007	—	46,500	46,500
2028	2008	—	51,500	51,500
2033	2008	—	35,094	35,094
2034	2009		20,435	20,435
		$225,184	$153,529	$378,713

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

On April 17, 2002, the Board of Directors adopted the 2002 Stock Option Plan, which provides for the issuance of up to 1,250,000 stock options to employees of the Company. As of the adoption date there are no further issuances from any of the previous plans. As of December 31, 2004, there remained 875,200 shares available for grant from the 2002 Stock Option Plan.

In connection with the acquisitions completed by the Company in prior years, certain outstanding options were converted into options to purchase common stock of the Company.

Transactions under the Company’s plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Option Price Per Share
Outstanding, December 31, 2002	1,397,694	$24.39	11.3 yrs	$7.14 - $30.79
Granted	88,700	34.43	9.4 yrs	$31.10 - $34.74
Exercised	(88,273)	12.66	0.9 yrs	7.14 - 13.56
Exercised	(18,022)	21.93	3.9 yrs	18.36 - 23.73
Exercised	(104,302)	26.68	4.5 yrs	25.07 - 26.76
Exercised	(39,786)	28.83	6.0 yrs	28.50 - 30.16
Forfeited	(232,217)	23.29	5.7 yrs	12.42 - 34.74
Outstanding, December 31, 2003	1,003,794	$26.20	14.4 yrs	$10.36 - $34.74
Granted	87,700	37.35	9.60 yrs	$36.54 - $38.10
Exercised	(51,536)	10.55	0.0 yrs	10.36 - 13.17
Exercised	(8,078)	16.39	1.78 yrs	14.64 - 17.89
Exercised	(11,930)	22.99	3.14 yrs	20.92 - 23.73
Exercised	(31,388)	27.80	6.64 yrs	27.39 - 30.16
Forfeited	(73,488)	29,28	7.03 yrs	17.67 - 36.60
Outstanding, December 31, 2004	915,074	$27.97	6.44 yrs	$14.14 - $38.10
Exercisable, December 31, 2004	269,792	$26.33	3.81 yrs	$14.14 - $30.79

If compensation cost had been determined based on the fair value at the grant dates for stock options awarded under the Company’s plans consistent with the method of SFAS No. 123, the Company’s net income and income per share would have been reduced to the proforma amounts indicated below for the years ended December 31, 2004 and December 31, 2003. The Company has adopted the prospective method of recording stock compensation expense effective January 1, 2003 (in thousands except per share data):

		Twelve months ended
		December 31, 2004	December 31, 2003 (A) Restated
Net income	As reported	$128,083	$112,321
Plus: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported (1)		4,005	549
Less: Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income, if the fair value method had been applied to all awards		4,515	1,042
	Pro forma	$127,573	$111,829

Basic earnings per share	As reported	$2.86	$2.51
	Pro forma	$2.85	$2.50

Diluted earnings per share	As reported	$2.85	$2.50
	Pro forma	$2.84	$2.49

(1)	Includes expenses for both stock options and restricted stock

(A) In July 2004, the Company identified an error in the computation of pro forma stock based compensation cost, pro forma net income and pro forma basic and fully diluted earnings per share included in the financial statements as of and for the period ending March 31, 2004 and all prior periods. The computation error related to amortization of such awards and the calculation of forfeitures. The table above has been revised for the twelve months ended December 31, 2003. These revisions had no effect upon the Company’s Consolidated Balance Sheets, Consolidated Statements of Income and reported basic and fully diluted earnings per share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 2004, 2003 and 2002: dividend yield of 3.38% - 3.61% for 2004, 3.40% - 3.75% for 2003, and 3.66% for 2002; risk-free interest rates of 2.471% - 3.96% for 2004, 2.322% - 2.961% in 2003, and 3.05% to 3.25% in 2002; volatility factors of the expected market price of the Company’s common stock of approximately 21. 29% in 2004, 22.40% in 2003, and 34% in 2002 and an expected life of 5 years in 2004, 2003 and 2002. The Company used an expected life of five years for employee options and ten years for executive options based on actual exercise history.

The Company adopted as of January 1, 2003 SFAS No. 148 and will utilize the prospective method of transition, which requires that companies apply the recognition provisions of Statement 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Adoption of this statement had no material effect on the Company’s operations.

The Board of Directors adopted and the shareholders approved on April 21, 2004 an amended restricted stock plan, which authorized an additional one million shares available for future issuances. As of December 31, 2004, 941,647 shares remain available to be granted to officers and key employees. During 2004, 2003 and 2002, respectively, the Company awarded 116,600, 80,000 and 52,850 shares of common stock which have vesting periods of up to ten years from the date of grant. The weighted average price of the grants awarded during 2004, 2003 and 2002 were $36.30, $34.80 and $27.66, respectively. The value of shares issued that have not been vested are $1.5 million, $3.9 million and $2.4 million for 2004, 2003 and 2002, respectively, and have been recorded as a reduction of stockholders' equity. Amortization of restricted stock awards charged to expense amounted to $6.0 million, $0.8 million and $1.9 million, in 2004, 2003 and 2002, respectively.

Prior to termination of the merger agreement between Hudson United Bancorp and Dime Bancorp, Inc., the compensation committee adopted the Hudson United Bancorp and Subsidiaries Key Employee Retention Program. The program was designed to encourage designated key employees of Hudson United Bancorp and its subsidiaries (collectively, the “Company”) to remain with the Company in connection with the then pending merger and subsequent transition in light of the uncertainty then surrounding the consummation of the merger. Eligible employees received awards under the program that totaled, in the aggregate, 186,000 shares of restricted stock and $90,000 in cash awards. Restricted stock and cash awards under the program could become vested ten years from the date of the award of the Compensation Committee, if extended after the initial two-year period. Restricted stock and cash awards were to become fully and immediately vested if, within two years after the Hudson-Dime merger agreement, (1) the Company received payment of $25 million or more in satisfaction of its rights under the terms of the September 16, 1999 Stock Option Agreement between Hudson and Dime; or (2) there occurred a change in control, as defined in the Restricted Stock Plan. On January 7, 2002, the Company received a $77 million final merger termination payment from Dime, which resulted in the vesting of the aforementioned restricted stock and cash awards. The compensation expense resulting from the vesting of the restricted stock and cash awards were part of the approximately $8.3 million in expenses related to the closing of the Washington Mutual/Dime merger recorded by the Company in the first quarter of 2002.

In November 1993, the Company's Board of Directors authorized management to repurchase up to 10 percent of its outstanding common stock each year. The program may be discontinued or suspended at any time, and there is no assurance that the Company will purchase the full amount authorized. The acquired shares are to be held in treasury and to be used for stock option and other employee benefit plans, stock dividends, or in connection with the issuance of common stock in pending or future acquisitions. In June 2000, the Company’s Board of Directors authorized the repurchase of up to 20% of the Company’s outstanding shares. In June 2001, the Company’s Board of Directors extended the Company’s stock repurchase program until December 2002 and authorized additional repurchases of up to 10% of the Company’s outstanding shares. The Board further authorized on January 30, 2003 the repurchase of up to $4.5 million outstanding shares of the Company. During 2004, the Company purchased 14,980 shares at a cost of $0.6 million. During 2003, the Company purchased 0.5 million treasury shares at a cost of $16.5 million, of which 65,783 were reissued for stock. During 2002, the Company purchased 1.3 million treasury shares at an aggregate cost of $37.7 million, of which 434,813 shares were reissued for stock options.

 (16) EARNINGS PER SHARE

A reconciliation of income to net income available to common stockholders and of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands, except share data):

	Year Ended
	December 31,
	2004	2003	2002
Basic Earnings Per Share
Net income	$128,083	$112,321	$123,206
Weighted average common shares outstanding	44,717	44,737	45,159
Basic Earnings Per Share	$2.86	$2.51	$2.73

Diluted Earnings Per Share
Net income	$128,083	$112,321	$123,206
Weighted average common shares outstanding	44,717	44,737	45,159
Plus: Incremental shares from assumed conversion of stock options
Stock Options	227	160	190
	44,944	44,897	45,349
Diluted Earnings Per Share	$2.85	$2.50	$2.72

As of December 31, 2004 the Company had 143,800 shares that were not included in the diluted computation because they would have been antidilutive. There were 74,800 and 11,670 shares as of December 31, 2003, and 2002 respectively that were antidilutive.

(17) RESTRICTIONS ON BANK DIVIDENDS, LOANS OR ADVANCES

Certain restrictions exist regarding the ability of Hudson United to transfer funds to the Company in the form of cash dividends, loans or advances. New Jersey state banking regulations allow for the payment of dividends in any amount provided that capital stock will be unimpaired and there remains an additional amount of paid-in capital of not less than 50 percent of the capital stock amount. As of December 31, 2004, $207.4 million, subject to regulatory capital limitations, was available for distribution to the Company from Hudson United.

Under Federal Reserve regulations, Hudson United is limited as to the amounts it may loan to its affiliates, including the Company. All such loans are required to be collateralized by specific assets.

(18) LEASES

Total rental expense for all leases amounted to approximately $13.4 million, $12.4 million and $11.8 million in 2004, 2003 and 2002, respectively.

At December 31, 2004, the minimum total rental commitments under all noncancellable leases on bank premises with initial or remaining terms of more than one year were as follows (in thousands):

2005	$9,566
2006	8,133
2007	6,459
2008	4,610
2009	3,218
2010 and thereafter	7,936
Total	$39,922

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

In 2004, the Company made a $5 million commitment for the development of Quinnipiac University’s new sports complex. In return, the Company received from the University numerous business commitments and full naming rights for a 10 year term commencing upon the project’s completion, which is estimated to occur in 2007. At December 31, 2004, the Company had paid $2 million of the $5 million and has classified the asset in Intangibles. The Company will begin amortizing the intangible upon completion of the project.

(20) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company has no off-balance sheet debt financing or related type entities.

Unused commitments include loan origination commitments, which are legally binding agreements to lend at a specified interest rate for a specified purpose and lines of credit, which represent loan agreements under which the lender has an obligation, subject to certain conditions to lend funds up to a particular amount, whereby the borrower may repay and re-borrow at anytime within the contractual period. Stand by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s maximum exposure to loss relating to its loan portfolio was $4.8 billion at December 31, 2004, utilizing the book value of its loan portfolio less the allowance.

The Company’s maximum exposure to accounting loss related to the contract amounts of these financial instruments, assuming they are fully funded at December 31, 2004 and 2003 is as follows:

2004

(in thousands)	Loan Origination Commitments	Unused Lines of Credit	Stand by Letters of Credit	Total
Real Estate Mortgage	$21,226			$21,226
Home Equity Loans		$426,023		426,023
Other Consumer Loans	39,536	1,106,609		1,146,145
Commercial Loans	66,855	641,765	$78,192	786,812
Total	$127,617	$2,174,397	$78,192	$2,380,206

2003

(in thousands)	Loan Origination Commitments	Unused Lines of Credit	Stand by Letters of Credit	Total
Real Estate Mortgage	$45,572			$45,572
Home Equity Loans		$411,877		411,877
Other Consumer Loans	37,666	1,074,774		1,112,440
Commercial Loans	48,749	641,555	$85,441	775,745
Total	$131,987	$2,128,206	$85,441	$2,345,634

(21) HUDSON UNITED BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION
(in thousands)	December 31,
BALANCE SHEETS	2004	2003
ASSETS:
Cash and due from banks	$15,765	$23,892
Investment securities available for sale	11,498	12,074
Trading Assets	1,477	—
Investment in subsidiaries	652,687	572,440
Premises and equipment, net	6,361	6,471
Other assets	25,272	28,045
TOTAL ASSETS	$713,060	$642,922
LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes payable-subsidiaries	$—	$1,164
Other liabilities	156,895	144,563
Subordinated Debt	24,515	39,005
TOTAL LIABILITIES	$181,410	$184,732
Stockholders' equity	531,650	458,190
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$713,060	$642,922

(in thousands)	Years Ended December 31,
STATEMENTS OF INCOME	2004	2003	2002
Income:
Cash dividends from bank subsidiaries	$60,339	$113,376	$126,723
Interest income	185	111	172
Securities (losses) gains	1,999	6,745	(1,309)
Other income	509	648	2,006
	$63,032	$120,880	$127,592
Expenses:
General and administrative	8,791	2,958	5,053
Interest expense	13,203	14,519	16,851
	$21,994	$17,477	$21,904
Income before income taxes and equity in
Undistributed net income of subsidiaries	41,038	103,403	105,688
Income tax benefit	(6,176)	(2,992)	(6,311)
	$47,214	$106,395	$111,999
Equity in undistributed net income of subsidiaries	80,869	5,926	11,207
NET INCOME	$128,083	$112,321	$123,206

HUDSON UNITED BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)
(in thousands)	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2004	2003	2002
Operating activities:
Net income	$128,083	$112,321	$123,206
Adjustments to reconcile net income to net cash provided by operating activities-Amortization and depreciation	429	592	708
Amortization of restricted stock	6,161	845	3,464
Securities losses (income)	(720)	(6,745)	(1,205)
(Increase) in investment in subsidiaries	(80,247)	(9,676)	(11,207)
(Increase) in trading assets	(1,477)	—	—
Decrease (increase) in other assets	(184)	(1,513)	31,332
(Decrease) in other liabilities	(1,332)	15,132	(24,777)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$50,713	$110,956	$121,521
Investing activities:
Proceeds from sale of securities	1,026	15,441	8,215
Proceeds from maturities of securities	2,079	6,707	2,603
Purchase of securities	—	(10,960)	(2,000)
Capital expenditures	—	—	(155)
Other	(319)	(129)	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	$2,786	$11,059	$8,663
Financing activities:
Proceeds from issuance of common stock	$2,054	$5,446	$5,408
Dividends paid	(61,129)	(52,819)	(50,232)
Purchase of treasury stock	(561)	(16,525)	(37,686)
Other	(1,990)	(39,021)	(50,223)
NET CASH USED IN FINANCING ACTIVITIES	$(61,626)	$(102,919)	$(132,733)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(8,127)	$19,096	$(2,549)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	23,892	4,796	7,345
CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,765	$23,892	$4,796

(22) SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following quarterly financial information for the two years ended December 31, 2004 and 2003 is unaudited. However, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected. Results of operations for the periods are not necessarily indicative of the results of the entire year or any other interim period.

	Three Months Ended
( in thousands, except per share data)	March 31	June 30	September 30	December 31
2004
Interest and fee income	$98,145	$100,229	$106,332	$109,728
Interest expense	20,254	22,132	26,311	30,085
Net interest income	77,891	78,097	80,021	79,643
Provision for loan and lease losses	5,600	4,750	4,500	0
Net securities (losses) gains	3,470	857	12,050	(7,490)
Other non-interest income	32,093	38,235	32,301	44,811
Non-interest expense	66,569	69,790	75,884	71,463
Income before income taxes	41,285	42,649	43,988	45,501
Net income	$30,982	$31,659	$32,538	$32,904
Earnings per share-basic	0.69	0.71	0.73	0.73
Earnings per share-diluted	0.69	0.70	0.72	0.73
2003
Interest and fee income	$102,410	$101,365	$94,314	$96,040
Interest expense	27,206	25,167	21,562	20,936
Net interest income	75,204	76,198	72,752	75,104
Provision for possible loan and lease losses	7,000	7,000	6,500	5,500
Net securities (losses) gains	(3,259)	2,364	1,228	4,784
Other non-interest income	30,142	27,242	34,259	36,285
Non-interest expense	54,657	58,999	63,044	79,595
Income before income taxes	40,430	39,805	38,695	31,078
Net income	$28,301	$29,135	$30,403	$24,482
Earnings per share-basic	0.63	0.65	0.68	0.55
Earnings per share-diluted	0.63	0.65	0.68	0.54

(23) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments include cash, loan agreements, debt securities, deposit liabilities, loan commitments, standby letters of credit and financial guarantees, among others. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale.

Estimated fair values have been determined by the Company using the best available data and estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating rates, it is presumed that estimated fair values generally approximate their recorded book balances. The estimation methodologies used, the estimated fair values and recorded book balances of the Company's financial instruments at December 31, 2004 and 2003 were as follows:

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

(in thousands)	2004		2003
	Estimated Fair Value	Recorded Book Value	Estimated Fair Value	Recorded Book Value
Cash and cash equivalents	$260,906	$260,906	$313,994	$313,994
Investment securities available for sale	$2,166,627	$2,166,627	$2,706,185	$2,706,185
Investment securities held to maturity,recorded at book value	1,364,900	1,372,228	—	—
Trading assets	1,477	1,477	—	—

The fair value of the Company’s derivative instruments, which includes interest rate swaps, floors and caps, was based on quoted broker price quotes.

	2004		2003
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Derivative instruments	$4,580	$4,580	$(2,121)	$(2,121)

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

	2004		2003
	Estimated Fair Value	Recorded Book Value	Estimated Fair Value	Recorded Book Value
Loans, net of allowance, and assets held for sale	$4,805,896	$4,766,385	$4,650,955	$4,591,909

The fair value of demand deposits, savings deposits and certain money market accounts are assumed to approximate their recorded book balances. The fair value of fixed maturity certificates of deposit was estimated using the present value of discounted cash flows based on rates currently offered for deposits of similar remaining maturities.

	2004		2003
	Estimated Fair Value	Recorded Book Value	Estimated Fair Value	Recorded Book Value
Deposits	$6,358,357	$6,344,198	$6,307,345	$6,243,359

The fair value for accrued interest receivable and the cash surrender value of life insurance policies approximates their respective recorded book balance. The fair value of borrowed funds is estimated using the present value of discounted cash flows based on the rates currently offered for debt instruments of similar remaining maturities.

	2004		2003
	Estimated Fair Value	Recorded Book Value	Estimated Fair Value	Recorded Book Value
Accrued interest receivable	$ 42,687	$ 42,687	$ 40,427	$ 40,427
Cash surrender value of separate life insurance	150,073	150,073	144,126	144,126
Borrowings	1,722,737	1,722,423	928,202	921,219

The fair value of the subordinated debt and capital trust securities was determined by reference to estimated market prices.

	2004		2003
	Estimated Fair Value	Recorded Book Value	Estimated Fair Value	Recorded Book Value
Subordinated Debt	$238,491	$225,184	$259,119	$239,773
Capital Trust Securities	145,445	148,827	129,115	129,000

The Company's remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. The fair value of off-balance sheet items, which are primarily unused lines of credit, is not material because they are generally priced at market at time of offering.

(24) REGULATORY MATTERS/CAPITAL ADEQUACY

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject. . On March 1, 2005 the Federal Reserve Bank released its final rule on trust preferred securities. The final rule retains the bifurcated system of limits on trust preferred securities: 15% of core capital elements limit for “internationally active banks” ; 25% of core capital elements for non-internationally active banks. The final ruling did not have an impact upon the Company.

The Company’s and the Bank's actual capital amounts and ratios at December 31, 2004 and 2003 are presented in the following table
(dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital to Risk Weighted Assets:
Hudson United Bancorp	$862,640	13.89%	$496,935	>8.0%	$621,169	>10.0%
Hudson United Bank	824,299	13.32%	494,914	>8.0%	618,643	>10.0%
Tier I Capital to Risk Weighted Assets:
Hudson United Bancorp	$596,182	9.60%	$248,468	>4.0%	$372,701	>6.0%
Hudson United Bank	562,831	9.10%	247,457	>4.0%	371,186	>6.0%

Tier I Capital to Average Assets:
Hudson United Bancorp	$596,182	6.69%	$356,405	>4.0%	$445,506	>5.0%
Hudson United Bank	562,831	6.33%	355,403	>4.0%	444,254	>5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital to Risk Weighted Assets:
Hudson United Bancorp	$792,036	13.67%	$464,863	>8.0%	$581,078	>10.0%
Hudson United Bank	754,300	13.05%	464,012	>8.0%	580,014	>10.0%
Tier I Capital to Risk Weighted Assets:
Hudson United Bancorp	$505,128	8.72%	$232,431	>4.0%	$348,647	>6.0%
Hudson United Bank	485,520	8.40%	232,006	>4.0%	348,009	>6.0%

Tier I Capital to Average Assets:
Hudson United Bancorp	$505,128	6.36%	$317,691	>4.0%	$397,114	>5.0%
Hudson United Bank	485,520	6.14%	316,046	>4.0%	395,057	>5.0%

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

• In the opinion of management, the Bank has taken appropriate actions to comply with the requirements of the Order.

(25) DERIVATIVES FINANCIAL INSTRUMENTS
The Company enters into interest rate derivative contracts (interest rate swaps; interest rate floors; and interest rate caps) from time to time for asset liability management purposes. The purpose of these contracts is to limit the volatility in the Company’s net interest income and net interest margin in the event of changes in interest rates, within the context of the management of the Company’s overall asset liability risk. Management does not enter into these contracts for speculative purposes. The notional amount of the derivative contracts totals $495 million at December 31, 2004. The Company’s derivatives contracts include LIBOR indexed interest rate swaps entered into in connection with certain fixed rate certificates of deposits and with a specified amount of the Company’s fixed rate borrowings, to effectively convert those fixed rate liabilities into LIBOR indexed liabilities. The Company evaluates the effectiveness of its hedges on a quarterly basis.

Under SFAS No.133, the Company has adopted hedge accounting for these contracts. The derivative contracts hedging the fixed rate certificates of deposit and the fixed rate subordinated debt are accounted for as “fair value” hedges using the “short-cut method” under SFAS No.133 under the short cut method, any change in the value of the hedged item is assumed to be exactly as much as the change in value of the derivative contract. Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings. Changes in interest rates will impact the cash flows and valuation of the derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario. The FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” in April 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company had no material impact on its operations from adoption of this statement.

The Company’s policies for the use of interest rate derivative contracts, its actual use of interest rate derivative contracts, and the effectiveness of the interest rate derivative contracts as hedges are reviewed throughout the year by the Company’s Asset Liability Committee.

Interest rate derivatives outstanding at December 31, 2004 are as follows: (in thousands)

Maturity	Notional Amount	Fixed Interest Rate	Variable Rate Index	Type of Instrument
Less than one year	$100,000	2.03	LIBOR	Swap

1 year through three years	100,000	2.60	LIBOR	Swap

3 year through 5 years	75,000	3.50 - 4.25	LIBOR	Swap

Greater than 5 years	220,000	5.00 -5.50	LIBOR	Swap

Total	$495,000

(26) INTANGIBLES
Intangibles are as follows for the periods indicated ($ in thousands)

At December 31, 2004	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$42,029	$25,997	$16,032
Other Intangibles (see Note 19)	4,880	808	4,072

At December 31, 2003	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$42,029	$21,776	$20,253
Other Intangibles	2,529	118	2,411

At December 31, 2002	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$42,029	$15,606	$26,423

The following is the estimated amortization expense on intangibles for the years indicated ($ in thousands):

2005	$4,892
2006	4,846
2007	5,103
2008	3,615
2009	1,027

The Company annually tests its intangibles for impairment. As of December 31, 2004 and December 31, 2003 the Company did not consider its intangibles impaired.

(27) CONTRACTUAL OBLIGATIONS

The following table outlines the Company’s contractual obligations as of December 31, 2004:

Contractual Obligations	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total

Long-Term Debt	$26,232	$74,219	$48,047	$579,278	$727,776
Operating Leases	9,566	14,592	7,828	7,936	39,922

All of the Company’s material operating leases are for bank premises.

The Company’s long-term debt includes the Company’s payments on its junior subordinated debt (related to its capital trust preferred securities) and subordinated debt principal as well as interest payable. As of December 31, 2004 there was $374,515 in principal and $353,261 in interest payments over the life of the long-term debt.
The Company makes monthly payments to its data processing service vendors of minimum amounts based upon levels of transactions and services utilized These payment amounts can vary considerably from month to month depending upon certain circumstances. Actual expense is reflected in the Company’s financial statements and was $33.3 million, $29.7 million and $26.9 million for the years-ended 2004, 2003 and 2002, respectively.

Market and Dividend Information

Hudson United Bancorp is traded on the New York Stock Exchange under the symbol of “HU”. At year-end, there were approximately 7,867 common stockholders of record. The quarterly common stock and dividend information is as follows:

Quarterly Common Stock and Dividend Information

	2004			2003
	High	Low	Cash Dividends	High	Low	Cash Dividends
Quarter Ending
March 31	$39.82	$34.12	$0.33	$32.32	$29.80	$0.28
June 30	38.30	34.95	0.33	35.36	30.83	0.30
September 30	37.79	33.09	0.35	40.39	34.08	0.30
December 31	41.64	37.75	0.35	37.56	34.26	0.30

The Company’s restrictions on the payment of dividends is covered under Note 17 (“Restrictions on Bank Dividends, Loans or Advances”). In addition to these restrictions, under the terms of the Company’s junior subordinated debentures , the Company could not pay dividends on its common stock if it deferred payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities.

Hudson United Bancorp will provide, free of charge, to any stockholders, upon written request, a copy of the Corporation’s Annual Report on Form 10-K, including the financial statements and schedules, which have been filed with the Securities & Exchange Commission. Requests should be addressed to Miranda Grimm, Acting Corporate Secretary, Hudson United Bancorp, 1000 MacArthur Blvd., Mahwah, New Jersey, 07430.

Duplicate accounts and mailings are costly and often unnecessary. We can consolidate such accounts upon written request if you will notify either the Corporate Secretary at the above address or , American Stock Transfer and Trust Company, 40 Wall Street, New York, 10269.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE

Item9A	CONTROLS AND PROCEDURES

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance with respect to financial statement preparation and presentation that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, control may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting is contained in Part IV of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B	OTHER INFORMATION
NONE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

HUB’s Proxy Statement for its 2005 Annual Meeting under the captions Item 1- “Election of Directors” and "Corporate Governance” --Section 16(a) Beneficial Ownership Reporting Compliance" contains the information required by Item 10 with respect to directors of HUB, certain information with respect to executive officers, audit committee financial experts, code of ethics and material changes in shareholder nominating procedures and that information is incorporated herein by reference. Certain additional information regarding executive officers of HUB, who are not also directors, appears under subsection (e) of Item 1 of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

HUB’s Proxy Statement for its 2005 Annual Meeting, under the captions “Executive Compensation”, "Corporate Governance --Compensation of Directors" and “Compensation Committee Interlocks and Insider Participation”, contains the information required by Item 11 and that information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ( c )

Equity compensation plans approved by security holders	970,138	$28.02	1,816,847

Equity compensation plans not approved by security holders	NONE	NONE	NONE

Total	970,138		1,816,847

The Company has 7,166 outstanding options that have been granted under the different plans of acquired institutions. These plans cannot have any further issuances from them.
HUB’s Proxy Statement for its 2004 Annual Meeting under the caption “Stock Ownership of Management and Principal Shareholders” contains the information required by Item 12 and that information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HUB’s Proxy Statement for its 2005 Annual Meeting under the captions “Corporate Governance, —“Compensation Committee Interlocks and Insider Participation” and “Certain Transactions with Management”, contains the information required by Item 13 and that information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Proxy Statement for its 2005 Annual Meeting under the captions Independent Public Accountants contains the information required by Item 14 and that information is incorporated herein by reference.

 PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
Notes to Consolidated Financial Statements
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm

Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)           (3)            Exhibits

List of Exhibits

(2.1)	Flatiron Stock Purchase Agreement. Dated July 25, 2003 (Incorporated by reference to the Company’s filing on Form 8-K filed on July 28, 2003 Exhibit 2.1).

(3)(A)
The Certificate of Incorporation of the Company as in effect on the date of this filing. (Incorporated by reference from the Company's Amended Quarterly Report on Form 10- Q/A for the quarter ended June 30, 1999 filed September 10, 1999, Exhibit (3a)).

(3)(B)
Revised By-Laws of the Company dated April 15, 2003 as in effect on the date of this filing. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended 2003,Exhibit 3(b))

(4a)
Indenture dated as of January 14, 1994, between HUBCO, Inc. and Summit Bank as Trustee for $25,000,000 7.75% Subordinated Debentures due 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003,Exhibit 4(a)).

(4b)
Indenture dated as of September 13, 1996, between HUBCO, Inc. and Summit Bank as Trustee for $75,000,000 8.20% Subordinated Debentures due 2006. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended 2002,Exhibit 4(b)).

(4c)	Indenture dated as of January 31, 1997, between HUBCO, Inc. and The Bank of New York as Trustee for $50,000,000 8.98% Junior Subordinated Debentures due 2027. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002,Exhibit 4( c)).

(4d)	Indenture dated as of June 19, 1998, between HUBCO, Inc. and The Bank of New York as Trustee for $50,000,000 7.65% Junior Debentures due 2028. (Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 1998, Exhibit 4(a)).

4 (e)	Indenture dated March 28, 2003 between Hudson United Bancorp, Inc. and Wilmington Trust Company as Trustee for $20,000,000 6.85% Junior Subordinated Debentures due 2033 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003,Exhibit 10(a)).

4 (f)	Guarantee Agreement dated March 28, 2003 between Hudson United Bancorp Inc. and Wilmington Trust Company (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31,2003,Exhibit 10(b)).

               List of Exhibits

4 (g)	Amended and Restated Declaration of Trust for Hudson United Capital Trust II dated March 28, 2003 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31,2003,Exhibit 10( c)).

4 (h)	Purchase Agreement dated March 28, 2003 between Hudson United Capital Trust II, Hudson United Bancorp Inc. and Sandler O’Neill & Partners, LP(Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003,Exhibit 10(d) ).

4 (i)	Indenture dated March 31, 2003 between Hudson United Bancorp, Inc. and Bank of New York as Trustee for $15,000,000 6.448% Junior Subordinated Debentures due 2033 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003,Exhibit 10(e))

4 (j)	Guarantee Agreement dated March 31, 2003 between Hudson United Bancorp Inc. and Bank of New York (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003,Exhibit 10(f))

4 (k)	Amended and Restated Declaration of Trust for Hudson United Capital Trust I dated March 31, 2003 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003,Exhibit 10(g))

4 (l)	Purchase Agreement dated March 31, 2003 between Hudson United Capital Trust I, Hudson United Bancorp Inc. and Trapeza CDO II, LLC(Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003,Exhibit 10(h))

4(m)	Indenture dated March 17, 2004, between Hudson United Bancorp, and U.S. National Bank Association as Trustee for $20,000,000 Floating Rate Junior Subordinated Deferred Interest Debentures due 2034 (Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004, Exhibit 4(a))

4(n)	Guarantee agreement dated March 17, 2004 between Hudson United Bancorp, and U.S. Bank National Association (Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004,Exhibit 4(b))

4(o)
Amended and Restated Declaration of Trust dated March 17, 2004, by and among Hudson United Bancorp, U.S. Bank National Association, Kenneth T. Neilson, James W. Nall and George Amentas as Administrators (Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004,Exhibit 4(c ))

4(p)	Placement agreement dated March 8, 2004 between Hudson United Bancorp, and Hudson United Statutory Trust I, a Connecticut statutory trust (Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004, Exhibit 4(d))

(10a)	Kenneth T. Neilson Agreement Terminating Change in Control, Severance and Employment Agreement (Incorporated by reference to the Company’s Form 8-K dated December 1, 2004,Exhibit 10(2))

(10b)	James Mayo Agreement Terminating Change in Control, Severance and Employment Agreement (Incorporated by reference to the Company’s Form 8-K dated December 1, 2004,Exhibit 10(3))

(10c)	Thomas R. Nelson Agreement Terminating Change in Control, Severance and Employment Agreement (Incorporated by reference to the Company’s Form 8-K dated December 1, 2004,Exhibit 10(4))

(10d)	Thomas Shara Agreement Terminating Change in Control, Severance and Employment Agreement (Incorporated by reference to the Company’s Form 8-K dated December 1, 2004,Exhibit 10(5))

(10e)	Hudson United Bancorp Severance Plan (Incorporated by reference to the Company’s Form 8-K dated December 1, 2004,Exhibit 10(1))

(10f)	Form of Agreement Terminating Severance Agreements(Incorporated by reference to the Company’s Form 8-K dated December 1, 2004,Exhibit 10(6))

(10g)	Gross-up Agreement with Kenneth T. Neilson(Incorporated by reference to the Company’s Form 8-K dated December 1, 2004,Exhibit 10(7))

               List of Exhibits

(10h)	Form of Hudson United Bancorp 2002 Stock Option Plan Nonqualified Stock Option Grant Agreement (Incorporated by reference to the Company’s Form 8-K Filed December 30, 2004,Exhibit 10(1))
(10i)	Form of Hudson United Bancorp 2002 Stock Option Plan Incentive Stock Option Grant Agreement (Incorporated by reference to the Company’s Form 8-K Filed December 30, 2004,Exhibit 10(2)

(10j)	Form of Hudson United Bancorp Restricted Stock Plan Agreement (Incorporated by reference to the Company’s Form 8-K Filed December 30, 2004,Exhibit 10(3)

(10k)	Separation Agreement and Release between D. Lynn Van Borkulo-Nuzzo and Hudson United Bancorp and Hudson United Bank dated September 23, 2004. (Incorporated by reference to the Company’s Form 8-K filed September 29, 2004,Exhibit 10(1))

(10l)
Supplemental Employee Retirement Participation Agreement, as restated with Kenneth T. Neilson dated March 1, 2004(Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003,Exhibit 10(o))

(10m)	Supplemental Employee Retirement Participation Agreement, as restated with Thomas Shara dated March 1, 2004 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003,Exhibit 10(p))

(10n)	Supplemental Employee Retirement Participation Agreement with James Mayo dated March 1, 2004 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003,Exhibit 10(r ))

(10o)	Supplemental Employee Retirement Participation Agreement with Thomas R..Nelson dated March 1, 2004 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003,Exhibit 10(s))

(10p)
Supplemental Employee Retirement Participation Agreement with James Nall, dated March 5, 2004 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003,Exhibit 10(z))

(10q)
Hudson United Bancorp Inc. Supplemental Employee’s Retirement Plan (as amended and restated effective September 14, 2004). (Incorporated by reference to the Company’s filing on Form 8-K dated September 14, 2004,Exhibit 10(1))

(10r)	HUBCO, Inc. Directors Deferred Compensation Plan. (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000,Exhibit 10(o))

(10s)	Hudson United Bancorp 2002 Stock Option Plan dated April 17,2002. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended 2002,Exhibit 10(p))

(10t)	Hudson United Bancorp Restricted Stock Plan of 1989, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003,Exhibit 10(x))

(10u)	Letter of Agreement with John Oliver dated September 3, 2003. (Incorporated by reference to the Company’s filing on Form 8-K dated February 10, 2005,Exhibit 10(1))

(10v)	Letter of Agreement with Irwin Nack dated February 2, 2004. (Incorporated by reference to the Company’s filing Form 8-K dated February 10, 2005,Exhibit 10(2))

(10w)	Hudson United Bancorp 1999 Stock Option Plan dated February 27, 1999. (filed herewith)

(10x)	Hudson United Bancorp 1995 Stock Option Plan dated December 13, 1994. (filed herewith)

21	List of Subsidiaries (Filed herewith).

23	Consent of Ernst & Young LLP, (filed herewith)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kenneth T. Neilson, Chief Executive Officer of the Company (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James W. Nall, Chief Financial Officer of the Company(filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson United Bancorp

March 15, 2005	By:	/s/ Kenneth T. Neilson
Date		Kenneth T. Neilson
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth T. Neilson	Chairman, President and Chief Executive Officer and Director	March 15, 2005
Kenneth T. Neilson

/s/ James W. Nall	EVP, CFO (Principal Financial Officer)	March 15, 2005
James W. Nall

/s/ Richard Alban	SVP, Controller (Principal Accounting Officer)	March 15, 2005
Richard Alban

/s/ Robert J. Burke	Director	March 15, 2005
Robert J. Burke

/s/ Donald P. Calcagnini	Director	March 15, 2005
Donald P. Calcagnini

/s/ Joan David	Director	March 15, 2005
Joan David

/s/ Bryant D. Malcolm	Director	March 15, 2005
Bryant D. Malcom

/s/ W. Peter McBride	Director	March 15, 2005
W. Peter McBride

/s/ Charles F.X. Poggi	Director	March 15, 2005
Charles F.X. Poggi

/s/ David A. Rosow	Director	March 15, 2005
David A. Rosow

/s/ Brian Flynn	Director	March 15, 2005
Brian Flynn

/s/ John H. Tatigian Jr.	Director	March 15, 2005
John H. Tatigan, Jr.