Form 10-Q
period 2005-03-31
HUDSON UNITED BANCORP
filed 2005-05-09
CIK 703559

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 120b-2)     Yes  ☒    No  ☐

The number of shares of Common Stock, no par value, outstanding as of May 4, 2005 was 44,752,092.

HUDSON UNITED BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$182,281	$161,878
Interest bearing due from banks	12,051	99,028

TOTAL CASH AND CASH EQUIVALENTS	$194,332	$260,906

Investment securities available for sale, at fair value ($1,431,162 and $1,491,084 pledged at March 31, 2005 and December 31, 2004, respectively)	$2,108,882	$2,166,627
Investment securities held to maturity, at cost; (Fair Value: $1,264 million at March 31, 2005 and $1,365 at December 31, 2004; $1,154,512 and $1,201,730 million, at cost pledged, at March 31, 2005 and December 31, 2004)	$1,291,979	$1,372,228
Trading Assets	$—	$1,477

Loans and leases:
Commercial and financial	$2,173,713	$2,190,339
Commercial real estate mortgages ($339,306 million pledged at March 31, 2005)	1,130,665	1,113,604
Consumer	1,005,885	995,766
Credit card	378,274	400,700

Sub-total	$4,688,537	$4,700,409
Residential mortgages	118,865	126,775

TOTAL LOANS AND LEASES	$4,807,402	$4,827,184
Less: Allowance for loan and lease losses	(59,750)	(60,799)

NET LOANS AND LEASES	$4,747,652	$4,766,385

Premises and equipment, net	$119,168	$121,037
Core deposit and other intangibles, net of amortization	18,881	20,104
Goodwill	83,561	83,561
Investment in separate account bank owned life insurance	151,514	150,073
Other assets	134,474	136,644

TOTAL ASSETS	$8,850,443	$9,079,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,319,769	$1,355,624
NOW, money market and savings	3,220,405	3,129,355
Time deposits	1,713,884	1,859,219

TOTAL DEPOSITS	$6,254,058	$6,344,198
Repurchase agreements	910,534	842,893
Other borrowings	682,558	879,530

TOTAL BORROWINGS	$1,593,092	$1,722,423
Other liabilities	247,305	255,587
Subordinated debt	225,122	225,184

TOTAL LIABILITIES	$8,319,577	$8,547,392
Stockholders’ Equity:
Common stock, no par value; authorized 103,000,000 shares; 52,186,866 shares issued and 45,030,405 shares outstanding in 2005 and 52,186,866 shares issued and 44,982,803 shares outstanding in 2004	$92,788	$92,788
Additional paid-in capital	310,124	310,102
Retained earnings	317,081	304,000
Treasury stock, at cost 7,156,462 shares in 2005 and 7,204,063 shares in 2004	(169,005)	(170,183)
Other Stock Compensation	(1,342)	(1,359)
Accumulated other comprehensive loss	(18,780)	(3,698)

TOTAL STOCKHOLDERS’ EQUITY	$530,866	$531,650

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,850,443	$9,079,042

See Notes to Consolidated Financial Statements
December 31, 2004 Balance sheet from audited financial statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2005	2004
INTEREST AND FEE INCOME:
Loans and leases	$73,607	$67,197
Investment Securities	36,913	30,590
Other	346	258

TOTAL INTEREST AND FEE INCOME	$110,866	$98,145

INTEREST EXPENSE:
Deposits	$17,267	$11,958
Borrowings	9,459	2,210
Subordinated and other debt	6,843	6,086

TOTAL INTEREST EXPENSE	$33,569	$20,254

NET INTEREST INCOME	$77,297	$77,891
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	4,500	5,600

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	$72,797	$72,291

NON INTEREST INCOME:
Retail Service fees	$6,295	$8,088
Credit Card fee income	7,810	7,199
Loan Fees	3,465	4,534
ATM and debit card fees	1,537	1,653
Separate account bank owned life insurance income	1,441	1,546
Trust income	796	798
Income from Landfill Investments	5,378	5,162
Securities gains	1,515	3,470
Other Income	3,314	3,113

TOTAL NONINTEREST INCOME	$31,551	$35,563

NONINTEREST EXPENSE
Salaries and benefits	$25,216	$25,635
Occupancy expense	8,111	8,201
Equipment expense	3,562	4,480
Deposit and other insurance	586	621
Outside services – data processing	6,458	7,511
Outside services – other	6,435	8,204
Amortization of intangibles	1,222	1,244
Marketing expense	1,164	706
Telephone expense	1,401	1,366
Expense for Landfill Investments	6,549	5,882
Other expense	3,884	2,719

TOTAL NONINTEREST EXPENSE	$64,588	$66,569

INCOME BEFORE INCOME TAXES	39,760	41,285
PROVISION FOR INCOME TAXES	10,029	10,303

NET INCOME	$29,731	$30,982

NET INCOME PER COMMON SHARE
Basic	$0.66	$0.69
Diluted	$0.66	$0.69
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	44,966	45,808
Diluted	45,119	45,003

See Notes to Unaudited Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in thousands)	2005	2004
NET INCOME	$29,731	$30,982

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net Unrealized securities gains (losses) on available for sale securities arising during period (tax benefit of $8,657 and tax expense of $10,866 respectively)	(15,126)	18,555
Amortization of net unrealized losses arising from the transfer of securities from AFS to HTM (tax expense of $218)	404	—
Less: reclassification for net gains included in net income (tax expense of $194 and $71 respectively)	360	93

Other comprehensive (loss) income	$(15,082)	$18,462

COMPREHENSIVE INCOME	$14,649	$49,444

See Notes to Unaudited Consolidated Financial Statements

HUDSON UNITED BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)	Common Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Effect of Stock Based Compensation Plans	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at December 31, 2003	44,798,901	$—	$92,788	$311,310	$237,046	$(176,505)	$(3,899)	$(2,550)	$458,190

Net income	—	—	—	—	128,083	—	—	—	128,083
Cash dividends ($1.36 cash paid per share)	—	—	—	—	(61,129)	—	—	—	(61,129)
Shares issued for Stock Options exercised	102,932	—	—	(1,208)	—	3,262	—	—	2,054
Purchase of treasury stock	(14,980)	—	—	—	—	(561)	—	—	(561)
Effect of stock based compensation plans	95,950	—	—	—	—	3,621	2,540	—	6,161
Other comprehensive income	—	—	—	—	—	—	—	(1,148)	(1,148)

Balance at December 31, 2004	44,982,803	$—	$92,788	$310,102	$304,000	$(170,183)	$(1,359)	$(3,698)	$531,650

Net income	—	—	—	—	29,731	—	—	—	29,731
Cash dividends ($ 0.37 cash paid per share)	—	—	—	—	(16,650)	—	—	—	(16,650)
Shares issued for Stock options exercised	45,752	—	—	22	—	1,081	—	—	1,103
Effect of stock based compensation plans	1,850	—	—	—	—	97	17	—	114
Other comprehensive income	—	—	—	—	—	—	—	(15,082)	(15,082)

Balance at March 31, 2005	45,030,405	$—	$92,788	$310,124	$317,081	$(169,005)	$(1,342)	$(18,780)	$530,866

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$29,731	$30,982
Adjustments to reconcile to net income to net cash provided by operating activities:
Provision for loan an lease losses	4,500	5,600
Provision for depreciation and amortization	4,068	4,893
Amortization (Accretion) of investment securities premiums (discounts), net	539	1,497
Amortization of restricted stock	114	354
Loss on sales of premises and equipment	14	22
Securities (gains)	(1,515)	(3,470)
Trading asset losses	111	—
Decrease in assets held for sale	1,477	—
(Increase) / decrease in other assets	9,721	(2,826)
Decrease in other liabilities	(8,344)	(947)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$40,416	$36,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities
Available for sale	$350,278	$202,926
Proceeds from repayments and maturities of investment securities:
Available for sale	98,084	305,881
Held to maturity	88,159	—
Purchases of investment securities:
Available for sale	(413,772)	(365,454)
Held to maturity	(7,605)	(73,300)
Decrease in loans other than purchases and sales	17,794	53,648
Credit card receivables purchased	(3,561)	(1,582)
Proceeds from sales of premises and equipment	—	12
Purchases of premises and equipment	(991)	(2,578)
Decrease (increase) in foreclosed property	(358)	208

NET CASH PROVIDED BY INVESTING ACTIVITIES	$128,028	$119,761

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW and savings accounts	$55,195	$17,590
Net (decrease) in certificates of deposit	(145,335)	(18,351)
Net (decrease) in borrowings	(129,331)	(175,837)
Payment of subordinated debt securities	—	(8,826)
Proceeds from issuance of debt securities	—	19,810
Proceeds from issuance of common stock for option exercises	1,103	178
Cash dividends paid	(16,650)	(14,854)
Acquisition of treasury stock	—	(561)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$235,018	$180,851

DECREASE IN CASH AND CASH EQUIVALENTS	$(66,574)	$(24,985)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	260,906	313,994

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$194,332	$289,009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid during the period
Interest	$29,804	$17,874
Taxes	3,222	10,809
Additional Disclosures
Securities transferred from available for sale to held to maturity	$—	$742,617

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hudson United Bancorp and Subsidiaries (“Hudson United” or “the Company”) include the accounts of the parent company, Hudson United Bancorp, and its wholly-owned subsidiary: Hudson United Bank (“the Bank”). These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information presented includes all adjustments and normal recurring accruals considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company’s significant accounting policies are outlined in Note 1 “Summary of Significant Accounting Policies in its Form 10-K for the year ended December 31, 2004, previously filed with the SEC. There have not been any significant changes in factors or methodology applied to our critical accounting policies since December 31, 2004 that would be considered material to the Company’s operations.

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

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Basic Earnings Per Share
Net Income	$29,731	$30,982
Weighted average common shares outstanding	44,966	44,808
Basic Earnings per share	$0.66	$0.69

Diluted Earnings Per Share
Net Income	$29,731	$30,982
Weighted average common shares outstanding	44,966	44,808
Plus: Incremental shares from assumed conversion of stock options	153	195

Weighted average common shares assuming dilution	45,119	45,003
Diluted earnings per share	$0.66	$0.69

As of March 31, 2005 the Company had 2,133 shares that were not included in the diluted computation because they would have been anti-dilutive. There were no anti-dilutive shares as of March 31, 2004.

NOTE C – ACQUISITIONS/BUSINESS COMBINATIONS

The Company, through its subsidiary Hudson United Bank, acquired Flatiron Credit Company (“Flatiron”) on October 31, 2003. The purchase price of the acquisition was approximately $40 million in cash based on the estimated book value of Flatiron on the closing date of the acquisition. The Bank may also be obligated to make additional earn-out payments, based on the increase in net income of Flatiron in the two years after the closing of the acquisition. The purchase price (excluding any potential earn-out payments) represented a $3.4 million premium to Flatiron’s estimated book value (before acquisition costs). At December 31, 2004, $4.5 million of additional goodwill was recorded representing the first earn-out payment which was finalized with no adjustment and paid in the first quarter of 2005. The final earn-out payment, if any, will be based on 2005 financial results compared to 2004.

In 2003, Hudson United acquired ownership interests in two companies involved in landfill gas projects (“LGPs”). The Company as the owner of the LGPs is eligible to receive tax credits under Section 29 of the Internal Revenue Code (“Section 29 tax credits”), which are available to producers of fuel from non-conventional sources. These Section 29 tax credits were $2.3 million and $2.1 million for the three month periods ended March 31, 2005 and 2004, respectively. The Section 29 tax credits, which may be limited or eliminated based upon a formula tied to the average price of crude oil during each calendar year, are scheduled to expire on December 31, 2007. The difference between the acquisition value of $20 million and the net asset value was recorded as a reduction of the carrying value of long-lived equipment.

The Company entered into agreements in the first quarter of 2005 to purchase third party credit card assets from unaffiliated third parties. As of March 31, 2005, the Company had paid total consideration of $3.6 million for $5.9 million of these assets, with an associated discount of $2.3 million.

NOTE D – INVESTMENT SECURITIES

The following table presents the amortized cost and estimated fair value of investment securities available for sale and held to maturity at the dates indicated excluding trading assets (in thousands):

	March 31, 2005
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		(Losses)	Gains
Available for Sale
U.S. Treasury and Government Agency Obligations	$142,649	$—	$(1,660)	$140,989
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,738,095	2,063	(25,034)	1,715,124
All other mortgage backed securities	22,163	15	(126)	22,052
Asset backed and other debt securities	47,938	1,462	(116)	49,284
FHLB stock	36,900	—	—	36,900
Other securities	144,592	1,042	(1,101)	144,533

	$2,132,337	$4,582	$(28,037)	$2,108,882

	March 31, 2005
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
Held to Maturity
U.S. Treasury and Government Agency Obligations	$73,300	$—	$(1,641)	$71,659
State and Political Subdivisions	67,409	—	(72)	67,337
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	976,603	280	(23,327)	953,556
All other mortgage backed securities	169,698	15	(2,977)	166,736
Asset backed and other debt securities	4,969	52	—	5,021

	$1,291,979	$347	$(28,017)	$1,264,309

	December 31, 2004
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
Available For Sale
U.S. Treasury and Government Agency Obligations	$142,644	$89	$(7)	$142,726
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,605,564	3,490	(6,706)	1,602,348
All other mortgage backed securities	62,818	364	(108)	63,074
Asset backed and other debt securities	165,478	2,704	(677)	167,505
FHLB stock	45,150	—	—	45,150
Other securities	144,145	2,609	(930)	145,824

	$2,165,799	$9,256	$(8,428)	$2,166,627

	December 31, 2004
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
Held to Maturity
U.S. Treasury and Government Agency Obligations	$73,300	$—	$(419)	$72,881
State and Political Subdivisions	65,208	—	(14)	65,194
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,049,940	1,512	(7,072)	1,044,380
All other mortgage backed securities	178,811	458	(1,813)	177,456
Asset backed and other debt securities	4,969	20	—	4,989

	$1,372,228	$1,990	$(9,318)	$1,364,900

The following table summarizes trading assets at December 31, 2004 (in thousands):

Estimated Fair Value
Trading Asset Portfolio
Other Equity Securities	$1,477

Total	$1,477

Investment securities with a fair value of $2,559 million at March 31, 2005 and $2,686 million at December 31, 2004 were pledged as collateral for public sector deposits, customer repurchase agreements and borrowings from the Federal Home Loan Bank and other counterparties.

Other securities include preferred stocks of Government Sponsored Entities, Community Reinvestment Act Funds, and common and preferred stocks of other financial institutions

EITF No. 03-1 “The Meaning of Other-Than –Temporary Impairment and Its Application to Certain Investments” discusses recommendations set forth on the proposed models for evaluating impairment of equity securities and debt securities. While no consensus has yet been reached, guidelines were given for the quantitative and qualitative disclosures for debt and marketable equity securities classified as available for sale or held to maturity. The Company has adopted these guidelines as of December 31, 2003 and continues to monitor the status of the recommendations set forth in EITF No.3-1. The Company monitors the market value fluctuations of its investment portfolio on a monthly basis as well as associated credit ratings to determine potential impairment of a security. As of December 31, 2004, the Company had $81.1 million of securities classified as “Other-Than-Temporarily Impaired.” These securities are carried at the lower of cost or fair value. Charges for “Other-Than-Temporarily Impaired” securities were $13.9 million in 2004. As of March 31, 2005 the Company did not have any securities classified as “Other-Than Temporarily Impaired”. The Company’s investment securities with unrealized losses are considered temporarily impaired due to interest rate fluctuations that occurred during the year.

NOTE E – BORROWINGS

The maturity of the Company’s federal funds purchased, repurchase agreements and FHLB advances at March 31, 2005 and December 31, 2004 are as follows:

	03/31/2005	12/31/2004
2005 (1)	$1,268,092	$1,497,423
2006 (2)	300,000	200,000
2007	—	—
2008	25,000	25,000

Total	$1,593,092	$1,722,423

(1)	Includes $528 million of structured repurchase agreements extendable at the option of the counterparty in 2005.
(2)	Includes $100 million of structured repurchase agreements extendable at the option of the counterparty in 2006.

	March 31, 2005	December 31, 2004
Weighted average rate	2.24%	1.66%

The Company decreased its borrowings by $129.3 million at March 31, 2005 over December 31, 2004 levels. This decrease was primarily due to decreases in Federal Home Loan Bank advances. At March 31, 2005 the Company had a $40 million line of credit with an unaffiliated bank, which matures June 30, 2005. The line of credit was not utilized during the first quarter of 2005.

NOTE F – SUBORDINATED DEBT

On May 6, 2002, the Bank issued $200 million of 7.00% subordinated notes due May 2012. The debentures bear interest at a fixed interest rate of 7.00% per annum payable semi-annually. The proceeds of the above issuance were used for general corporate purposes including providing Tier 2 Capital to Hudson United.

In September 1996, the Company issued $75 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at a fixed interest rate of 8.20% per annum payable semi-annually. The Company repurchased $7.0 million of this debt during 2002, $37.8 million during 2003 and $5.7 million during 2004. The outstanding balance of this debt is $24.5 million as of March 31, 2005. The 2003 debt repurchase was repurchased from an investment banking firm at a price of 115% of par, which resulted in a premium of $5.7 million and a total transaction value of $44.0 million, which also included accrued interest. The Company at the same time issued a $45 million, 3.50% fixed rate institutional certificate of deposit due in May of 2008 to the same investment banking firm. The changed terms of the debt instruments and the present value of the cash flows of the obligations repurchased and the new obligation issued were not considered to be substantially different. The effective annual interest cost of the new obligation issued by the Company is 6.02%. The Company repurchased $5.7 million of its 8.20% subordinated debt in the third quarter of 2004.

Proceeds of the above issuances were used for general purposes including providing Tier I capital to the subsidiary bank. The debt has been structured to comply with the Federal Reserve Bank and FDIC rules regarding debt qualifying as Tier 2 capital at the Company.

NOTE G – JUNIOR SUBORDINATED DEBENTURES ASSOCIATED WITH CAPITAL TRUST SECURITIES

The Company issued on March 17, 2004, $20 million of capital trust preferred securities, with a final maturity of March 17, 2034, using Hudson United Statutory Trust I, a statutory business trust formed under the laws of the State of Connecticut. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $20.6 million principal amount variable rate Junior Subordinated Debentures due 2034 of the Company. The capital trust preferred securities have a rate equal to the 3-month LIBOR plus 2.79% adjusting quarterly at each interest payment date and are callable by the Company on or after March 17, 2009 and any subsequent interest payment date thereafter. As of March 31, 2005, $20.0 million of the Hudson United Statutory Trust I and $20.6 million Junior Subordinated Debentures respectively, remained outstanding.

On March 31, 2003, the Company issued $20 million of capital trust preferred securities, with a final maturity on April 15, 2033, using Hudson United Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $20.6 million principal amount at a fixed rate of 6.85% Junior Subordinated Debentures due 2038 of the Company. The capital trust preferred securities are callable at par on April 15, 2008, and have a fixed rate yield of 6.85% until the call date. Thereafter the yield on this issuance is based on 6-month LIBOR plus 3.30%. As of March 31, 2005, $20 million of the Hudson United Capital Trust I and $20.6 million Junior Subordinated Debentures respectively, remained outstanding.

The Company issued on March 28, 2003, $15 million of capital trust preferred securities, with a final maturity of April 10, 2033, using Hudson United Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $15.5 million principal amount at a fixed rate of 6.45% Junior Subordinated Debentures due 2038 of the Company. The capital trust preferred securities are callable at par on April 24, 2008, and have a fixed rate yield of 6.45% until the call date. As of March 31, 2005, $15.0 million of the Hudson United Capital Trust II and $15.5 million of Junior Subordinated Debentures respectively, remained outstanding.

On June 19, 1998, the Company issued $50.0 million in aggregate liquidation amount at a fixed rate of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 7.65% Junior Subordinated Debentures due 2028 of the Company. The 7.65% Capital Securities are redeemable by the Company on or after June 15, 2008, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 Capital is no longer permitted or certain other contingencies arise. As of March 31, 2005, $50.0 million of the HUBCO Capital Trust II and $51.5 million Junior Subordinated Debentures respectively, remained outstanding.

On January 31, 1997, the Company issued $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount at a fixed rate of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital Securities are redeemable by the Company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income tax is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. As of March 31, 2005, $45.0 million of the 8.98% Capital Securities and $46.5 Junior Subordinated Debentures respectively, remained outstanding.

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

The FASB issued Interpretation No. 46 (“Consolidation of Variable Interest Entities”) in December 2003. As a consequence of this interpretation the Company now deconsolidates all of its capital trust issuances and now reports these issuances in the other liability line on the Company’s balance sheet. On March 1, 2005 the Federal Reserve Bank released its final rule on trust preferred securities. The final rule retains the bifurcated system of limits on trust preferred securities: 15% of core capital elements limit for “internationally active banks” ; 25% of core capital elements for non-internationally active banks. The final rule does not have an impact upon the Company.

The following is a maturity distribution of outstanding subordinated debt and junior subordinated debentures associated with capital trust securities, (which are included in the other liability section of the Company’s consolidated balance sheet at March 31, 2005):

Year Maturing	Year Callable/ Maturity	Subordinated Debt	Junior Subordinated Debentures	Total ($ millions)
2006	Not callable	$24,515		$24,515
2012	Not callable	200,607		200,607
2027	2007		$46,547	46,547
2028	2008		50,407	50,407
2033	2008		35,103	35,103
2034	2009		20,436	20,436

		$225,122	$152,493	$377,615

The table above includes $2.3 million in issuance costs associated with the Company’s junior subordinated debentures.

Trusts holding solely junior subordinated debentures of the Company that issued Company-obligated mandatory redeemable preferred capital securities have been deconsolidated and the junior subordinated debentures are included under other liabilities on its consolidated balance sheet, as a result of the application of FIN 46 and SFAS 150.

NOTE H: - STOCK BASED COMPENSATION

The Board of Directors adopted and the shareholders approved on April 17,2002, the 2002 Stock Option Plan, which provides for the issuance of up to 1,250,000 stock options to employees of the Company, in addition to those previously granted. The option or grant price cannot be less than the fair market value of the common stock at the date of the grant. As of the adoption date there were no further issuances from any of the Company’s previous stock option plans. There are other options outstanding that were granted under the plans of acquired companies. As of March 31, 2005, there remained 879,400 shares and as of December 31, 2004 there remained 875,200 shares available for grant from the 2002 Stock Option Plan.

The Board of Directors has adopted and the shareholders approved on April 21, 2004 an amended restricted stock plan, which authorized an additional one million shares available for future issuances. As of March 31, 2005, 939,797 shares remain available for grants.

The Company adopted as of January 1, 2003 SFAS No. 148 and will utilize the prospective method of transition, which requires that companies apply the recognition provisions of Statement 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Adoption of this statement had no material effect on the Company’s operations. The intrinsic value method is used on all grants prior to January 1, 2003. Since, the pro forma effect on net income of the stock options granted prior to adoption of SFAS No. 148 is immaterial, we have not disclosed such pro forma compensation expense and its related effect on net income and earnings per share herein.

NOTE I: INCOME TAXES

The following represents the components of the Company’s income tax expense for the period ended March 31:

	Three months ended
	March 31, 2005	March 31, 2004
Federal Taxes	$9,966	$10,053
State Taxes	63	250

Total	$10,029	$10,303

A reconciliation of the provision for income taxes, as reported, with the Federal income tax at the statutory rate for the three-month period ended March 31 is as follows (in thousands):

	Three months ended
	March 31, 2005	March 31, 2004
Tax at statutory rate	$13,916	$14,450
Increase (decrease) in taxes resulting from:
Section 29 tax credits	(2,338)	(2,082)
Tax-exempt income	(1,620)	(1,862)
State income taxes, net of Federal income tax benefit	41	163
Other, net	30	(366)

Provision for income taxes	$10,029	$10,303

NOTE J: COMMITMENTS AND CONTINGENT LIABILITIES

The Company and its subsidiaries, from time to time, may be defendants in legal proceedings. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these legal proceedings will not have a material effect on the financial condition of the Company.

In the normal course of business, the Company and its subsidiaries have various commitments and contingent liabilities such as commitments to extend credit, letters of credit and liability for assets held in trust which are not reflected in the accompanying financial statements. Loan commitments, commitments to extend lines of credit and stand-by letters of credit are made to customers in the ordinary course of business. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. As of March 31, 2005, the Company had a total of $2.5 billion in commitments to extend credit, $66.9 million in standby letters of credit and $19.4 million in commercial letters of credit.

NOTE K: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following table outlines the Company’s net periodic benefit costs for each of the income statement periods contained in this report on Form 10-Q:

	Three months ended:
	March 31, 2005	March 31, 2004
Service cost	$654	$568
Interest cost	813	767
Expected return on plan assets	(1,349)	(1,201)
Amortization on unrecognized gains	216	68
Amortization of unrecognized past service liability	19	20

Net periodic benefit costs:	$353	$222

The above tables does include costs associated with the Company’s SERP agreements with key employees. The Company did not have any gains or losses on settlements, prior service costs or recognized gains or losses in the three-month periods ended March 31, 2005 and March 31, 2004. At this time the Company has not determined the contribution level for 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company assumes no obligation for updating any such forward-looking statements at any time. Information on potential factors that could cause the Company’s financial results to differ from the forward-looking statements also is included from time to time in the Company’s public reports filed with the SEC, including in our Form 10-K for the year ending December 31, 2004.

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $29.7 million, or $0.66 per diluted share, for the first quarter of 2005 compared to $31.0 million, or $0.69 per diluted share, for the first quarter of 2004.

The Company’s return on average equity was 22.59% and return on average assets was 1.34% for the first quarter of 2005. The net interest margin was 3.78%. The Company’s return on average equity was 26.51% and return on average assets was 1.54% for the first quarter of 2004. The net interest margin was 4.25%.

NET INTEREST INCOME

Net interest income for the first quarter of 2005 was $77.3 million and the net interest margin on a tax equivalent basis was 3.78%. Net interest income for the first quarter of 2004 was $77.9 million and the net interest margin on a tax equivalent basis was 4.25%. Net interest income decreased by $0.6 million in the first quarter of 2005 compared to the same period of 2004. The decrease in net interest income in the first quarter of 2005 compared to the comparable quarter in 2004 was due primarily to higher costs on deposits and borrowings and the repositioning of the securities portfolio to include a larger component of securities rated AA and AAA.

NONINTEREST INCOME

Noninterest income was $31.6 million in the first quarter of 2005 and $35.6 million in the first quarter of 2004. . The decrease in noninterest income in 2005 compared to 2004 was due mainly to decreases in retail service fees and lower security gains. During the fourth quarter of 2004 the Company sold its merchant processing business. Loan fees for the first quarter 2004 included $1.4 million of merchant processing fees related to this business.

NONINTEREST EXPENSE

Noninterest expense was $64.6 million for the first quarter of 2005 and $66.6 million for the first quarter of 2004. The decrease in noninterest expense in the first quarter of 2005 compared to the first quarter of 2004 is due mainly to decreases in outside services resulting from lower expenses associated with the modification of the Company’s data processing and item processing contracts, as well as nonrecurring expenses in 2004 from the Company’s termination of its correspondent banking business. Increases experienced in noninterest expense in the Company’s Landfill Gas Investments were due to budgeted repair and maintenance expenditures related to the business which were accelerated in the first quarter. An increase in other noninterest expense is due to higher foreclosed property expense related to the property that is expected to close during the second quarter of 2005 at which time it is anticipated that all operating expenses will be reimbursed.

INCOME TAXES

The Company’s pretax income for the first quarter of 2005 was $39.8 million, a decrease of $1.5 million, or 3.7%, compared to the first quarter of 2004. The Company’s provision for income taxes was $10.0 million for the first quarter of 2005 compared to $10.3 million for the first quarter of 2004. The Company’s effective tax rate was 25.2% for the first quarter of 2005 compared to 25.0% for the first quarter of 2004. The effective tax rate is lower than the statutory Federal income tax rate and results from the Company’s investment in tax advantaged securities and loans and the Section 29 income tax credits.

PROVISION FOR LOAN AND LEASE LOSSES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $4.5 million for the first quarter of 2005 and $5.5 million for the first quarter of 2004. The decrease in 2005 over 2004 was due to continued low levels of nonperforming loans and lower net charge-offs over recent quarters. Net charge offs for the first quarter of 2005 were $5.5 million compared to $5.6 million for the first quarter of 2004.

The Allowance for loan and lease losses (“Allowance”) totaled $59.8 million at March 31, 2005 compared to $60.8 million at December 31, 2004. It represented 347% of nonperforming loans and leases at March 31, 2005, compared to 496% at December 31, 2004. The Allowance as a percentage of total loans and leases was 1.24% at March 31, 2005 and 1.26% at December 31, 2004.

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

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at March 31, 2005.

Non Performing Loans and Non Performing Assets

Nonperforming loans and leases totaled $17.2 million at March 31, 2005. This was a increase of $5.0 million, compared to $12.3 million of nonperforming loans and leases as of December 31, 2004. Nonperforming loans and leases were 0.36 % of total loans and leases at March 31, 2005, compared to 0.25% at December 31, 2004.

The increase in the Company’s non-performing loans and leases is anticipated to be temporary. The increase in the commercial loan portfolio was centered in the insurance premium segment of commercial loans. Approximately, $1.5 million in payments due from the insurance company on canceled policies was delayed in the first quarter of 2005. $1.2 million of these payments were received in April 2005. We anticipate that an additional $1.1 million of this increase will be resolved in the second and third quarter. The increase in the mortgage portfolio was caused by three loans. The Bank had entered into a contract to sell a foreclosed upon property for $2.7 million. The buyer has withdrawn from the contract and the Bank and borrower are seeking a buyer. The two remaining related credits totaling $0.8 million are expected to be resolved in the second quarter of 2005.

Nonperforming assets were $33.2 million at March 31, 2005, up from $27.9 million at December 31, 2004. Nonperforming assets as a percent of loans, leases and OREO were 0.69% at March 31, 2005 and 0.58% at December 31, 2004. Nonperforming assets at March 31, 2005 include a property with a carrying value of $13.8 million under a contract to sell scheduled to close during the second quarter of 2005.

The following table presents the composition of non-performing assets and selected asset quality ratios at the dates indicated (in thousands):

	March 31, 2005	December 31, 2004
Nonaccrual Loans:
Commercial	$6,384	$4,756
Commercial Insurance Premium Finance	2,098	562
Real Estate	8,647	6,825
Consumer	100	114

Total Nonaccrual Loans	$17,229	$12,257
Foreclosed Assets	15,976	15,618

Total Nonperforming Assets	$33,205	$27,875

Nonaccrual Loans to Total Loans and Leases	0.36%	0.25%
Allowance for Loan and Lease Losses to Nonaccrual Loans	347%	496%

Loans Past Due 90 Days and Still Accruing

The following table shows loans past due 90 days or more and still accruing, along with the applicable asset quality ratio (in thousands):

	March 31, 2005	December 31, 2004
Loans Past Due 90 Days or More and Accruing
Commercial	$977	$687
Commercial Insurance Premium Finance	511	1,263
Real Estate	3,493	3,852
Consumer	1,497	1,492
Credit card	6,774	7,323

Total Past Due Loans	$13,252	$14,617

As a percent of Total Loans and Leases	0.28%	0.30%

Allowance for Loan and Lease Losses

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Summary of Activity in the Allowance By Loan Category
(Dollars in thousands)	Three Months Ended March 31, 2005	Year Ended December 31, 2004
Amount of Loans and Leases Outstanding at Period End	$4,807,402	$4,827,184

Daily Average Amount of Loans and Leases Outstanding	$4,798,952	$4,700,573

Allowance for Loan and Lease Losses
Balance at beginning of the period	$60,799	$67,846
Loans charged off:
Real estate	$46	$1,184
Commercial	1,647	5,864
Commercial Insurance Premium Finance	43	187
Consumer	6,505	24,385
Other	—	5

Total loans charged off	$8,241	$31,625

Recoveries:
Real estate	$261	$535
Commercial	1,032	3,368
Commercial Insurance Premium Finance	23	224
Consumer	1,353	6,135
Other	23	161

Total recoveries	$2,692	$10,423

Net loans charged off	$5,549	$21,202

Provision for loan and lease losses, portfolio loans	4,500	14,850

Reclassification of reserves	—	(695)

Balance at period end	$59,750	$60,799

Allowance for Loan and Lease Losses to Total Loans and Leases	1.24%	1.26%

Provision for loan and lease losses, as a percentage of average loans and leases outstanding	0.38%	0.32%

Net loans charged off during period to average loans and leases outstanding	0.46%	0.45%

FINANCIAL CONDITION

Loan and lease categories consisting of commercial and financial, commercial real estate, consumer, and credit card loans totaled $4.7 billion at March 31, 2005 and at December 31, 2004. These four loan and lease categories are the areas of loans that the Company emphasizes. This is because they generally have more attractive yields; interest rate sensitivity; and maturity characteristics than single family loans. These four loan and lease categories represented approximately 98% of loans and leases at March 31, 2005, compared to 97% at December 31, 2004. Residential mortgage loans, which are not an area of emphasis for the Company, were $118.9 million as of March 31, 2005, compared to $126.8 million at December 31, 2004. The loan to deposit ratio at March 31, 2005 and December 31, 2004 was 77% and 76%, respectively.

Total investment securities were $3.4 billion at March 31, 2005, compared to $3.5 billion at December 31, 2004. The decrease in investment securities was due primarily to planned sales. Total assets were $8.9 billion at March 31, 2005 compared to $9.1 billion at December 31, 2004.

Deposits other than time deposits were $4.5 billion at both March 31, 2005 and at December 31, 2004. Total deposits were $6.3 billion at both March 31, 2005 and at December 31, 2004.

Total borrowings decreased by $129.3 million over year-end 2004 levels to $1.6 billion. This decrease was primarily due to decreases in Federal Home Loan Bank advances with terms ranging from one month to slightly over one year.

Total stockholders’ equity was $530.9 million and $531.7 million at March 31, 2005 and December 31, 2004, respectively. Book value per common share (defined as total stockholders’ equity divided by total shares outstanding) was $11.79 at March 31,2005 and $11.82 at December 31, 2004. All regulatory capital ratios exceed those necessary to be considered a well-capitalized institution at both March 31, 2005 and December 31, 2004. The Board authorized on April 15, 2005 the repurchase of up to 4.5 million outstanding shares of the Company. This approximates 10% of outstanding shares. This authorization expires on April 15, 2007.

The decrease in stockholders’ equity resulted primarily from $29.7 million of net income, partially offset by payment of cash dividends of $16.7 million and other comprehensive loss of $15.1 million related to the decline in the fair value of available for sale securities.

The Company did not repurchase any shares in the first quarter of 2005. The Company repurchased a total of 14,980 shares in 2004, at an average price of $37.48 per share. The total cash allocated for these repurchases was $0.6 million.

Total shares outstanding were 45.0 million shares at both March 31, 2005 and December 31, 2004.

The Company paid cash dividends of $0.37 per share or $16.7 million in the first quarter of 2005. Total cash dividends paid in the 2004 first quarter were $0.33 per share or $14.9 million. Dividends paid in 2004 were $1.36 per share.

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

The Company evaluates on a monthly basis its simulation model to measure the sensitivity of net interest income to changes in market interest rates. There have been no material changes in these monthly simulations from the Company’s results outlined in its Form 10-K for the year ended December 31, 2004.

During the first quarter of 2005, the Company decreased its investment portfolio by approximately $138.0 million compared to December 31, 2004. The overall effect of this transition has relatively no change to the Company’s balance sheet interest rate sensitivity at March 31, 2005 as compared to December 31, 2004.

The Company enters into interest rate derivative contracts (interest rate swaps) from time to time for asset liability management purposes. The notional amount of the derivative contracts totaled $370 million at March 31, 2005 and $495 million at December 31, 2004.

The purpose of these contracts is to attempt to limit the volatility in the Company’s net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company’s overall asset liability risk. Management did not enter into these contracts for speculative purposes. Under SFAS No.133, the Company has adopted hedge accounting for these contracts. The derivative contracts hedging the fixed rate certificates of deposit and fixed rate debt and that have payments linked to LIBOR are accounted for as “fair value” hedges using the “short-cut method” under SFAS No. 133. Under the short-cut method, any changes in value of the hedged item are assumed to be exactly as much as the change in the value of the derivative contract. Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings. All of the derivative contracts outstanding as of March 31, 2005 that are hedges for the Company’s borrowings and certificates of deposit are indexed to LIBOR. Changes in interest rates will impact the cash flows and valuation of such derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario.

Liquidity

Liquidity is a measure of the Company’s ability to meet the needs of depositors, borrowers, and creditors at a reasonable cost and without adverse financial consequences. The Company has several liquidity measurements that are evaluated on a frequent basis. The Company believes it has adequate sources of liquidity including the ability to attract deposits from businesses and individuals through its branches; brokered deposits from securities firms; cash flow from interest, prepayments and principal repayments on investment securities and loans; Securities Available for Sale; and the ability to borrow funds on a collateralized basis from the Federal Home Loan Bank and Federal Reserve discount window, through repurchase agreements collateralized by securities with customers and with securities firms; and through other sources. The management of balance sheet volumes, mixes and maturities enables the Company to maintain adequate levels of liquidity.

Capital

The capital ratios for the Company at March 31, 2005 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Holding Company Capital Ratios
	Ratios at March 31, 2005	Minimum Regulatory Guidelines for Well-Capitalized
Total Risk-Based Capital	14.41%	10.0%
Tier 1 Risk-Based Capital	10.05%	6.0%
Tier 1 Leverage Ratio	6.85%	4.0%

Bank Capital Ratios
	Ratios at March 31, 2005	Minimum Regulatory Guidelines for Well-Capitalized
Total Risk-Based Capital	13.80%	10.0%
Tier 1 Risk-Based Capital	9.51%	6.0%
Tier 1 Leverage Ratio	6.47%	4.0%

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the Company’s first quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total number shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
January 1 – 31, 2005	—	—	—	—
February 1 – 28, 2005	—	—	—	—
March 1 – 31, 2005	—	—	—	—

The Board authorized on April 15, 2005 the repurchase of up to 4.5 million outstanding shares of the Company. This approximates 10% of outstanding shares. This authorization expires on April 15, 2007.

Item 6: Exhibits

3(a) Certificate of Incorporation of the Company as in effect on the date of this filing (Incorporated by reference from the Company’s Amended Quarterly Reports on Form 10Q/A for the quarter ended June 30, 1999 filed September 10, 1999, Exhibit 3(a)).

3(b) By-laws of the Company, as in effect on the date of the filing (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed May 15, 2003, Exhibit 3(b)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002. (filed herewith)

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

HUDSON UNITED BANCORP

May 9, 2005	By:	/s/ KENNETH T. NEILSON
DATE		Kenneth T. Neilson
Chairman, President and Chief Executive Officer

May 9, 2005	By:	/s/ JAMES W. NALL
DATE		James W. Nall
Executive Vice President, Chief Financial Officer and
Chief Accounting Officer