Form 10-Q
period 2005-06-30
HUDSON UNITED BANCORP
filed 2005-08-09
CIK 703559

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of Common Stock, no par value, outstanding as of August 5, 2005 was 44,444,734.

HUDSON UNITED BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$210,876	$161,878
Interest bearing due from banks	68,143	99,028

TOTAL CASH AND CASH EQUIVALENTS	$279,019	$260,906
Investment securities available for sale, at fair value ($1,480,878 and $1,491,084 pledged at June 30, 2005 and December 31, 2004, respectively)	$2,148,968	$2,166,627
Investment securities held to maturity, at cost; (Fair Value: $1,202,157 at June 30, 2005 and $1,364,900 at December 31, 2004; $900,565 and $1,201,730 million, at cost pledged, at June 30, 2005 and December 31, 2004)	$1,205,102	$1,372,228
Trading Assets	$—	$1,477

Loans and leases:
Commercial and financial	$2,279,100	$2,190,339
Commercial real estate mortgages ($410,886 and $345,664 pledged at June 30, 2005 and December 31, 2004, respectively)	1,203,633	1,113,604
Consumer	1,051,020	995,766
Credit card	422,085	400,700

Sub-total	$4,955,838	$4,700,409
Residential mortgages	111,542	126,775

TOTAL LOANS AND LEASES	$5,067,380	$4,827,184
Less: Allowance for loan and lease losses	(59,506)	(60,799)

NET LOANS AND LEASES	$5,007,874	$4,766,385

Premises and equipment, net	$82,548	$121,037
Core deposit and other intangibles, net of amortization	18,408	20,104
Goodwill	83,653	83,561
Investment in separate account bank owned life insurance	152,988	150,073
Landfill Investment assets held for sale	48,730	—
Other assets	160,795	136,644

TOTAL ASSETS	$9,188,085	$9,079,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,350,722	$1,355,624
NOW, money market and savings	3,250,375	3,129,355
Time deposits	1,965,188	1,859,219

TOTAL DEPOSITS	$6,566,285	$6,344,198
Repurchase agreements	1,190,681	842,893
Other borrowings	381,012	879,530

TOTAL BORROWINGS	$1,571,693	$1,722,423
Landfill Investment liabilities held for sale	22,153	—
Other liabilities	267,857	255,587
Subordinated debt	225,061	225,184

TOTAL LIABILITIES	$8,653,049	$8,547,392
Stockholders’ Equity:
Common stock, no par value; authorized 103,000,000 shares;
52,186,866 shares issued and 44,375,756 shares outstanding in 2005 and 52,186,866 shares issued and 44,982,803 shares outstanding in 2004	$92,788	$92,788
Additional paid-in capital	310,384	310,102
Retained earnings	335,124	304,000
Treasury stock, at cost 7,811,110 shares in 2005 and 7,204,063 shares in 2004	(191,718)	(170,183)
Other Stock Compensation	(3,977)	(1,359)
Accumulated other comprehensive loss	(7,565)	(3,698)

TOTAL STOCKHOLDERS’ EQUITY	$535,036	$531,650

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,188,085	$9,079,042

See Notes to Consolidated Financial Statements

December 31,2004 Balance sheet from audited financial statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,
(in thousands, except per share data)	2005	2004
INTEREST AND FEE INCOME:
Loans and leases	$78,429	$66,462
Investment Securities	35,817	33,412
Other	424	355

TOTAL INTEREST AND FEE INCOME	$114,670	$100,229

INTEREST EXPENSE:
Deposits	$21,190	$10,986
Borrowings	9,958	4,929
Subordinated and other debt	6,872	6,217

TOTAL INTEREST EXPENSE	$38,020	$22,132

NET INTEREST INCOME	$76,650	$78,097
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	5,750	4,750

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	$70,900	$73,347

NON INTEREST INCOME:
Retail Service fees	$7,611	$7,702
Credit Card fee income	9,940	6,929
Loan Fees	2,888	4,755
ATM and debit card fees	1,775	1,820
Separate account bank owned life insurance income	1,474	1,501
Trust income	755	811
Income from Landfill Investments	5,954	10,453
Securities gains	254	857
Other Income	4,552	4,264

TOTAL NONINTEREST INCOME	$35,203	$39,092

NONINTEREST EXPENSE
Salaries and benefits	$27,905	$25,400
Occupancy expense	8,143	7,435
Equipment expense	3,278	4,346
Deposit and other insurance	602	640
Outside services – data processing	6,042	8,056
Outside services – other	7,553	7,174
Amortization of intangibles	1,223	1,223
Marketing expense	2,825	2,787
Telephone expense	1,442	1,495
Expense for Landfill Investments	12,939	7,497
Other expense	4,941	3,737

TOTAL NONINTEREST EXPENSE	$76,893	$69,790

INCOME BEFORE INCOME TAXES	29,210	42,649
(BENEFIT) / PROVISION FOR INCOME TAXES	(5,522)	10,990

NET INCOME	$34,732	$31,659

NET INCOME PER COMMON SHARE
Basic	$0.78	$0.71
Diluted	$0.78	$0.70
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	44,557	44,651
Diluted	44,673	44,920

See Notes to Unaudited Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six Months Ended June 30,
(in thousands, except per share data)	2005	2004
INTEREST AND FEE INCOME:
Loans and leases	$152,036	$133,659
Investment Securities	72,730	64,002
Other	770	713

TOTAL INTEREST AND FEE INCOME	$225,536	$198,374

INTEREST EXPENSE:
Deposits	$38,457	$22,944
Borrowings	19,417	7,139
Subordinated and other debt	13,715	12,303

TOTAL INTEREST EXPENSE	$71,589	$42,386

NET INTEREST INCOME	$153,947	$155,988
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	10,250	10,350

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	$143,697	$145,638

NON INTEREST INCOME:

Retail Service fees	$13,906	$15,790
Credit Card fee income	17,750	14,128
Loan Fees	6,353	9,289
ATM and debit card fees	3,312	3,473
Separate account bank owned life insurance income	2,915	3,047
Trust income	1,551	1,609
Income from Landfill Investments	11,332	15,615
Securities gains	1,769	4,327
Other Income	7,866	7,377

TOTAL NONINTEREST INCOME	$66,754	$74,655

NONINTEREST EXPENSE
Salaries and benefits	$53,121	$51,035
Occupancy expense	16,254	15,636
Equipment expense	6,840	8,826
Deposit and other insurance	1,188	1,261
Outside services – data processing	12,500	15,567
Outside services – other	13,988	15,378
Amortization of intangibles	2,445	2,467
Marketing expense	3,989	3,493
Telephone expense	2,843	2,861
Expense for Landfill Investments	19,488	13,379
Other expense	8,825	6,456

TOTAL NONINTEREST EXPENSE	$141,481	$136,359

INCOME BEFORE INCOME TAXES	68,970	83,934
PROVISION FOR INCOME TAXES	4,507	21,293

NET INCOME	$64,463	$62,641

NET INCOME PER COMMON SHARE
Basic	$1.44	$1.40
Diluted	$1.44	$1.40
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	44,761	44,624
Diluted	44,895	44,901

See Notes to Unaudited Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,
(in thousands)	2005	2004
NET INCOME	$34,732	31,659

OTHER COMPREHESIVE INCOME, NET OF TAX:
Net Unrealized securities gains (losses) on available for sale securities arising during period (tax expense of $6,472 and a tax benefit of $20,309 respectively)	11,034	(33,781)
Amortization of net unrealized losses arising from the transfer of securities from AFS to HTM (tax expense of $231 and $402, respectively)	429	535
Less: reclassification for net gains included in net income (tax expense of $134 and tax benefit of $461 respectively)	248	(613)

Other comprehensive (loss) income	$11,215	(32,633)

COMPREHENSIVE INCOME	$45,947	(974)

See Notes to Unaudited Consolidated Financial Statements

	Six Months Ended June 30,
(in thousands)	2005	2004
NET INCOME	$64,463	$62,641

OTHER COMPREHESIVE INCOME, NET OF TAX:
Net Unrealized securities gains (losses) on available for sale securities arising during period (tax benefit of $2,185 and $9,443 respectively)	(4,092)	(15,226)
Amortization of net unrealized losses arising from the transfer of securities from AFS to HTM (tax expense of $449 and $402 respectively)	833	535
Less: reclassification for net gains included in net income (tax expense of $328 and a tax benefit of $390 respectively)	608	(520)

Other comprehensive (loss) income	$(3,867)	$(14,171)

COMPREHENSIVE INCOME	$60,596	$48,470

See Notes to Unaudited Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except shares)

	Common Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Effect of Stock Based Compensation Plans	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2003	44,798,901	$—	$92,788	$311,310	$237,046	$(176,505)	$(3,899)	$(2,550)	$458,190

Net income	—	—	—	—	128,083	—	—	—	128,083
Cash dividends ($1.36 cash paid per share)	—	—	—	—	(61,129)	—	—	—	(61,129)
Shares issued for Stock Options exercised	102,932	—	—	(1,208)	—	3,262	—	—	2,054
Purchase of treasury stock	(14,980)	—	—	—	—	(561)	—	—	(561)
Effect of stock based compensation plans	95,950	—	—	—	—	3,621	2,540	—	6,161
Other comprehensive loss	—	—	—	—	—	—	—	(1,148)	(1,148)

Balance at December 31, 2004	44,982,803	$—	$92,788	$310,102	$304,000	$(170,183)	$(1,359)	$(3,698)	$531,650

Net income	—	—	—	—	64,463	—	—	—	64,463
Cash dividends ($ 0.74 cash paid per share)	—	—	—	—	(33,339)	—	—	—	(33,339)
Shares issued for Stock options exercised	117,953	—	—	282	—	2,797	—	—	3,079
Purchase of treasury stock	(810,500)	—	—	—	—	(27,309)	—	—	(27,309)
Effect of stock based compensation plans	85,500	—	—	—	—	2,977	(2,618)	—	359
Other comprehensive loss	—	—	—	—	—	—	—	(3,867)	(3,867)

Balance at June 30, 2005	44,375,756	$—	$92,788	$310,384	$335,124	$(191,718)	$(3,977)	$(7,565)	$535,036

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$64,463	$62,641
Adjustments to reconcile to net income to net cash provided by operating activities:
Provision for loan an lease losses	10,250	10,350
Provision for Landfill Investments held for sale	6,500	—
Provision for depreciation and amortization	8,036	8,665
Amortization (Accretion) of investment securities premiums (discounts), net	1,026	3,830
Amortization on stock based compensation plans	359	768
Loss on sales of premises and equipment	19	69
Securities (gains)	(1,769)	(4,327)
Trading asset losses	111	—
Decrease in trading assets held for sale	1,477	—
(Increase) in Landfill Investment assets held for sale	(48,730)	—
(Increase) / decrease in other assets	12,696	(4,750)
Increase in Landfill Investment liabilities held for sale	22,153	—
Increase / (Decrease) in other liabilities	12,147	(1,634)

NET CASH PROVIDED BY OPERATING ACTIVITES	$88,738	$75,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities
Available for sale	$684,704	$352,429
Proceeds from repayments and maturities of investment securities:
Available for sale	243,384	668,667
Held to maturity	203,391	199,930
Purchases of investment securities:
Available for sale	(916,396)	(1,969,921)
Held to maturity	(35,597)	(73,300)
Net (Increase) in loans other than purchases and sales	(258,252)	(120,595)
Credit card receivables purchased	(3,561)	(1,582)
Proceeds from sales of loans	—	6,003
Proceeds from sales of premises and equipment	21	12
Purchases of premises and equipment	(2,305)	(4,076)
(Increase) / Decrease in foreclosed property	198	(1,167)

NET CASH USED BY INVESTING ACTIVITIES	$(84,413)	$(943,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW and savings accounts	$116,118	$78,808
Net increase / (decrease) in certificates of deposit	105,969	(193,174)
Net increase / (decrease) in borrowings	(150,730)	945,501
Payment of subordinated debt securities	—	(8,862)
Proceeds from issuance of debt securities	—	19,810
Proceeds from issuance of common stock for stock option exercises	3,079	990
Cash dividends paid	(33,339)	(29,687)
Acquisition of treasury stock	(27,309)	(561)

NET CASH PROVIDED BY FINANCING ACTIVITES	$13,788	$812,825

INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	$18,113	$(55,163)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	260,906	313,994

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$279,019	$258,831

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid during the period
Interest	$84,728	$41,803
Taxes	$25,762	$32,983
Additional Disclosures
Securities transferred from available for sale to held to maturity	$—	$742,617

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

NOTE A – BASIS OF PRESENTATION

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

NOTE B – TB BANKNORTH MERGER

On July 11, 2005, the Company, TD Banknorth, Inc. and The Toronto-Dominion Bank entered into an agreement and plan of merger. Hudson United shareholders will receive approximately $1.9 billion in cash and TD Banknorth common stock. Under the terms of the definitive agreement, Hudson United shareholders will have the right, subject to proration, to elect to receive cash and/or TD Banknorth, Inc. common stock, in either case having a value equal to $21.07 plus the product of 0.7247 times the average closing price of the TD Banknorth, Inc. common stock during a ten-trading day period ending on the fifth trading day prior to the closing date.

The cash for the transaction will be financed through TD Banknorth’s sale of approximately 29.6 million shares of TD Banknorth common stock to TD Banknorth’s majority shareholder, TD Bank Financial Group, at a price of $31.79 per share.

The transaction is subject to approval by shareholders of Hudson United and TD Banknorth, Inc., as well as customary regulatory approvals, and is expected to close in the first quarter of 2006.

NOTE C – EARNINGS PER SHARE

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

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands, except per share data):

	Three Months Ended June 30,
	2005	2004
Basic Earnings Per Share
Net Income	$34,732	$31,659
Weighted average common shares outstanding	44,557	44,651
Basic Earnings per share	$0.78	$0.71

Diluted Earnings Per Share
Net Income	$34,732	$31,659
Weighted average common shares outstanding	44,557	44,651
Plus: Incremental shares from assumed conversion of stock options	116	269

Weighted average common shares assuming dilution	44,673	44,920
Diluted earnings per share	$0.78	$0.70

	Six Months Ended June 30,
	2005	2004
Basic Earnings Per Share
Net Income	$64,463	$62,641
Weighted average common shares outstanding	44,761	44,624
Basic Earnings per share	$1.44	$1.40

Diluted Earnings Per Share
Net Income	$64,463	$62,641
Weighted average common shares outstanding	44,761	44,624
Plus: Incremental shares from assumed conversion of stock options	134	277

Weighted average common shares assuming dilution	44,895	44,901
Diluted earnings per share	$1.44	$1.40

Options to purchase 55,500 and 71,900 shares at $33.97 and $34.74 per share were outstanding during the first half of 2005 and 2004, but were not included in the computation of diluted EPS because the options’ would have been anti-dilutive at June 30, 2005 and June 30, 2004, respectively.

NOTE D – ACQUISITIONS/BUSINESS COMBINATIONS

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

In 2003, Hudson United acquired ownership interests in two companies involved in landfill gas projects (“LGPs”). The Company as the owner of the LGPs is eligible to receive tax credits under Section 29 of the Internal Revenue Code (“Section 29 tax credits”), which are available to producers of fuel from non-conventional sources. These Section 29 tax credits were $4.8 million and $4.6 million for the six month periods ended June 30, 2005 and 2004, respectively. The Section 29 tax credits, which may be limited or eliminated based upon a formula tied to the average price of crude oil during each calendar year, are scheduled to expire on December 31, 2007. The difference between the acquisition value of $20 million and the net asset value was recorded as a reduction of the carrying value of long-lived equipment.

The Company entered into agreements in the first half of 2005 to purchase third party credit card assets from unaffiliated third parties. As of June 30, 2005, the Company had paid total consideration of $3.6 million for $5.9 million of these assets, with an associated discount of $2.3 million.

NOTE E – LANDFILL GAS INVESTMENTS

During June 2005, the Company received an indication of interest from an investor group, which the Company will accept, for the purchase of the Company’s landfill gas loan and investments for cash and recorded a $6.5 million provision to reduce the carrying value of the landfill gas loan and investments to their current net realizable value less cost to sell. At June 30, 2005, Landfill Investment assets held for sale of $48.7 million and Landfill Investments liabilities held for sale of $22.2 million have been reclassified on the consolidated balance sheets. The Company anticipates completion of the sale during 2005. The following table reconciles the components of the Landfill Investments held for sale at June 30, 2005:

June 30,2005
Landfill Investment assets held for sale
Cash and due from banks	$4,620
Commercial and financial Loans	10,074
Premises and equipment, net	28,663
Other Assets	5,373

Total Landfill Investment assets held for sale	$48,730

Landfill Investment liabilities held for sale
Other liabilities	$22,153

Total Landfill Investment liabilities held for sale	$22,153

NOTE F – INVESTMENT SECURITIES

The following table presents the amortized cost and estimated fair value of investment securities available for sale and held to maturity at the dates indicated excluding trading assets (in thousands):

	June 30,2005
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
Available for Sale
U.S. Treasury and Government Agency Obligations	$142,654	$—	$(255)	$142,399
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,802,955	2,459	(13,064)	1,792,350
All other mortgage backed securities	14,354	1	(105)	14,250
Asset backed and other debt securities	31,222	1,358	(217)	32,363
FHLB stock	20,250	—	—	20,250
Other securities	143,812	3,914	(370)	147,356

	$2,155,247	$7,732	$(14,011)	$2,148,968

	June 30, 2005
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
Held to Maturity
U.S. Treasury and Government Agency Obligations	$73,300	$3	$(328)	$72,975
State and Political Subdivisions	68,302	6	(27)	68,281
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	900,135	2,774	(3,672)	899,237
All other mortgage backed securities	159,498	104	(1,870)	157,732
Asset backed and other debt securities	3,867	65	—	3,932

	$1,205,102	$2,952	$(5,897)	$1,202,157

	December 31, 2004
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
Available For Sale
U.S. Treasury and Government Agency Obligations	$142,644	$89	$(7)	$142,726
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,605,564	3,490	(6,706)	1,602,348
All other mortgage backed securities	62,818	364	(108)	63,074
Asset backed and other debt securities	165,478	2,704	(677)	167,505
FHLB stock	45,150	—	—	45,150
Other securities	144,145	2,609	(930)	145,824

	$2,165,799	$9,256	$(8,428)	$2,166,627

	December 31, 2004
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
Held to Maturity
U.S. Treasury and Government Agency Obligations	$73,300	$—	$(419)	$72,881
State and Political Subdivisions	65,208	—	(14)	65,194
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,049,940	1,512	(7,072)	1,044,380
All other mortgage backed securities	178,811	458	(1,813)	177,456
Asset backed and other debt securities	4,969	20	—	4,989

	$1,372,228	$1,990	$(9,318)	$1,364,900

The following table summarizes trading assets at December 31, 2004 (in thousands):

Estimated Fair Value
Trading Asset Portfolio
Other Equity Securities	$1,477

Total	$1,477

Investment securities with a book value of $2.4 billion at June 30, 2005 and $2.7 billion at December 31, 2004 were pledged as collateral for public sector deposits, customer repurchase agreements and borrowings from the Federal Home Loan Bank and other counterparties.

Other securities include preferred stocks of Government Sponsored Entities, Community Reinvestment Act Funds, and common and preferred stocks of other financial institutions

EITF No. 03-1 “The Meaning of Other-Than –Temporary Impairment and Its Application to Certain Investments” discusses recommendations set forth on the proposed models for evaluating impairment of equity securities and debt securities. The Company has adopted these guidelines as of December 31, 2003 and continues to monitor the status of the recommendations set forth in EITF No.3-1. The Financial Accounting Standards Board decided not to provide additional guidance on the meaning of other than temporary impairment, but directed the staff to issue propsed FSP EITF 03-1a, “Implemenation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF No. 03-1 and will be retitled FSP FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The finalized FSP is expected to be issued in August 2005. The Company monitors the market value fluctuations of its investment portfolio on a monthly basis as well as associated credit ratings to determine potential impairment of a security. As of December 31, 2004, the Company had $81.1 million of securities classified as “Other-Than-Temporarily Impaired.” These securities are carried at the lower of cost or fair value. Charges for “Other-Than-Temporarily Impaired” securities were $13.9 million in 2004. As of June 30, 2005, the Company did not have any securities classified as “Other-Than Temporarily Impaired”. The Company’s investment securities with unrealized losses are considered temporarily impaired due to interest rate fluctuations that occurred during the year.

NOTE G – BORROWINGS

The maturity of the Company’s federal funds purchased, repurchase agreements and FHLB advances at June 30, 2005 and December 31, 2004 are as follows:

		06/30/05	12/31/2004
2005	(1)	$871,693	$1,497,423
2006	(2)	675,000	200,000
2007		—	—
2008		25,000	25,000

Total		$1,571,693	$1,722,423

(1)	Includes $450 million of structured repurchase agreements extendable at the option of the counterparty in 2005.
(2)	Includes $475 million of structured repurchase agreements extendable at the option of the counterparty in 2006.

	June 30, 2005	December 31, 2004
Weighted average rate	2.40%	1.68%

The Company decreased its borrowings by $150.7 million at June 30, 2005 over December 31, 2004 levels. This decrease was primarily due to decreases in Federal Home Loan Bank advances. At June 30, 2005, the Company had a $40 million line of credit with an unaffiliated bank, which matures June 30, 2006. The line of credit was not utilized during the first half of 2005.

NOTE H – SUBORDINATED DEBT

On May 6, 2002, the Bank issued $200 million of 7.00% subordinated notes due May 2012. The debentures bear interest at a fixed interest rate of 7.00% per annum payable semi-annually. The proceeds of the above issuance were used for general corporate purposes including providing Tier 2 Capital to Hudson United.

In September 1996, the Company issued $75 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at a fixed interest rate of 8.20% per annum payable semi-annually. The Company repurchased $7.0 million of this debt during 2002, $37.8 million during 2003 and $5.7 million during 2004. The outstanding balance of this debt is $24.5 million as of June 30, 2005. The 2003 debt repurchase was repurchased from an investment banking firm at a price of 115% of par, which resulted in a premium of $5.7 million and a total transaction value of $44.0 million, which also included accrued interest. The Company at the same time issued a $45 million, 3.50% fixed rate institutional certificate of deposit due in May of 2008 to the same investment banking firm. The changed terms of the debt instruments and the present value of the cash flows of the obligations repurchased and the new obligation issued were not considered to be substantially different. The effective annual interest cost of the new obligation issued by the Company is 6.02%.

Proceeds of the above issuances were used for general purposes including providing Tier I capital to the subsidiary bank. The debt has been structured to comply with the Federal Reserve Bank and FDIC rules regarding debt qualifying as Tier 2 capital at the Company.

NOTE I – JUNIOR SUBORDINATED DEBENTURES ASSOCIATED WITH CAPITAL TRUST SECURITIES

The Company issued on March 17, 2004, $20 million of capital trust preferred securities, with a final maturity of March 17, 2034, using Hudson United Statutory Trust I, a statutory business trust formed under the laws of the State of Connecticut. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $20.6 million principal amount variable rate Junior Subordinated Debentures due 2034 of the Company. The capital trust preferred securities have a rate equal to the 3-month LIBOR plus 2.79% adjusting quarterly at each interest payment date and are callable by the Company on or after March 17, 2009 and any subsequent interest payment date thereafter. As of June 30, 2005, $20.0 million of the Hudson United Statutory Trust I and $20.6 million Junior Subordinated Debentures respectively, remained outstanding.

On March 31, 2003, the Company issued $20 million of capital trust preferred securities, with a final maturity on April 15, 2033, using Hudson United Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $20.6 million principal amount at a fixed rate of 6.85% Junior Subordinated Debentures due 2038 of the Company. The capital trust preferred securities are callable at par on April 15, 2008, and have a fixed rate yield of 6.85% until the call date. Thereafter the yield on this issuance is based on 6-month LIBOR plus 3.30%. As of June 30, 2005, $20 million of the Hudson United Capital Trust I and $20.6 million Junior Subordinated Debentures respectively, remained outstanding.

The Company issued on March 28, 2003, $15 million of capital trust preferred securities, with a final maturity of April 10, 2033, using Hudson United Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $15.5 million principal amount at a fixed rate of 6.45% Junior Subordinated Debentures due 2038 of the Company. The capital trust preferred securities are callable at par on April 24, 2008, and have a fixed rate yield of 6.45% until the call date. Thereafter the yield on this issuance is based on 3-month LIBOR plus 3.25%. As of June 30, 2005, $15.0 million of the Hudson United Capital Trust II and $15.5 million of Junior Subordinated Debentures respectively, remained outstanding.

On June 19, 1998, the Company issued $50.0 million in aggregate liquidation amount at a fixed rate of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 7.65% Junior Subordinated Debentures due 2028 of the Company. The 7.65% Capital Securities are redeemable by the Company on or after June 15, 2008, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 Capital is no longer permitted or certain other contingencies arise. As of June 30, 2005, $50.0 million of the HUBCO Capital Trust II and $51.5 million Junior Subordinated Debentures respectively, remained outstanding.

On January 31, 1997, the Company issued $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount at a fixed rate of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital Securities are redeemable by the Company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income tax is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. As of June 30, 2005, $45.0 million of the 8.98% Capital Securities and $46.5 Junior Subordinated Debentures respectively, remained outstanding.

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

The FASB issued Interpretation No. 46 (“Consolidation of Variable Interest Entities”) in December 2003. As a consequence of this interpretation the Company now deconsolidates all of its capital trust issuances and now reports these issuances in the other liability line on the Company’s balance sheet. On March 1, 2005 the Federal Reserve Bank released its final rule on trust preferred securities. The final rule retains the bifurcated system of limits on trust preferred securities: 15% of core capital elements limit for “internationally active banks”, and 25% of core capital elements for non-internationally active banks. The final rule does not have an impact upon the Company.

The following is a maturity distribution of outstanding subordinated debt and junior subordinated debentures associated with capital trust securities, which are included in the other liability section of the Company’s consolidated balance sheet:

Year Maturing	Year Callable/ Maturity	Subordinated Debt	Junior Subordinated Debentures	Total ($ millions)
2006	Not callable	$24,515		$24,515
2012	Not callable	200,546		200,546
2027	2007		$46,547	46,547
2028	2008		50,419	50,419
2033	2008		35,112	35,112
2034	2009		20,437	20,437

		$225,061	$152,515	$377,576

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

NOTE J – STOCK BASED COMPENSATION

The Board of Directors adopted and the shareholders approved on April 17, 2002, the 2002 Stock Option Plan, which provides for the issuance of up to 1,250,000 stock options to employees of the Company, in addition to those previously granted. The option or grant price cannot be less than the fair market value of the common stock at the date of the grant. As of the adoption date there were no further issuances from any of the Company’s previous stock option plans. There are other options outstanding that were granted under the plans of acquired companies. As of June 30, 2005, there remained 851,600 shares and as of December 31, 2004 there remained 875,200 shares available for grant from the 2002 Stock Option Plan.

The Board of Directors has adopted and the shareholders approved on April 21, 2004 an amended restricted stock plan, which authorized an additional one million shares available for future issuances. As of June 30, 2005, 856,147 shares and as of December 31, 2004 there remained 941,647 shares available for grants.

The Company adopted as of January 1, 2003 SFAS No. 148 and will utilize the prospective method of transition, which requires that companies apply the recognition provisions of Statement 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Adoption of this statement had no material effect on the Company’s operations. The intrinsic value method is used on all grants prior to January 1, 2003. Since, the pro forma effect on net income of the stock options granted prior to adoption of SFAS No. 148 is immaterial; we have not disclosed such pro forma compensation expense and its related effect on net income and earnings per share herein.

NOTE K – INCOME TAXES

The following represents the components of the Company’s income tax expense for the period ended June 30:

	Six months ended
	June 30, 2005	June 30, 2004
Federal Taxes	$4,234	$20,793
State Taxes	273	500

Total	$4,507	$21,293

During the quarter ended June 30, 2005, the Company and the Internal Revenue Service reached a settlement related to the examination of the Company’s Federal Income tax returns covering the years 1998 through 2002. The Company paid $12.6 million in additional income taxes for the years 1998 through 2002. Tax reserves related to these years exceeded the amount of the settlement payment by $11.5 million and have reduced the provision for income taxes for 2005.

A reconciliation of the provision for income taxes, as reported, with the Federal income tax at the statutory rate for the six-month period ended June 30 is as follows (in thousands):

	Six months ended
	June 30, 2005	June 30, 2004
Tax at statutory rate	$24,140	$29,377
Increase (decrease) in taxes resulting from:
IRS Settlement	(11,529)	—
Section 29 tax credits	(4,776)	(4,637)
Tax-exempt income	(3,277)	(3,432)
State income taxes, net of Federal income tax benefit	177	325
Other, net	(228)	(340)

Provision for income taxes	$4,507	$21,293

NOTE L – COMMITMENTS AND CONTINGENT LIABILITIES

The Company and its subsidiaries, from time to time, may be defendants in legal proceedings. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these legal proceedings will not have a material effect on the financial condition of the Company.

In the normal course of business, the Company and its subsidiaries have various commitments and contingent liabilities such as commitments to extend credit, letters of credit and liability for assets held in trust which are not reflected in the accompanying financial statements. Loan commitments, commitments to extend lines of credit and stand-by letters of credit are made to customers in the ordinary course of business. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. As of June 30, 2005, the Company had a total of $2.6 billion in commitments to extend credit, $59.3 million in standby letters of credit and $28.8 million in commercial letters of credit.

NOTE M – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following table outlines the Company’s net periodic benefit costs for each of the income statement periods contained in this report on Form 10-Q:

	Six months ended:
	June 30, 2005	June 30, 2004
Service cost	$1,308	$1,136
Interest cost	1,626	1,534
Expected return on plan assets	(2,698)	(2,402)
Amortization on unrecognized gains	432	136
Amortization of unrecognized past service liability	38	39

Net periodic benefit costs:	$706	$443

	Three months ended:
	June 30, 2005	June 30, 2004
Service cost	$654	$568
Interest cost	813	767
Expected return on plan assets	(1,349)	(1,201)
Amortization on unrecognized gains	216	68
Amortization of unrecognized past service liability	19	19

Net periodic benefit costs:	$353	$221

The above tables does include costs associated with the Company’s SERP agreements with key employees. The Company did not have any gains or losses on settlements, prior service costs or recognized gains or losses in the three-month periods ended June 30, 2005 and June 30, 2004. At this time the Company has not determined the contribution level for 2005.

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

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document, both in Management’s Discussion & Analysis and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “consider”, “may”, “will”, or similar statements or variations of such terms. Such forward- looking statements involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others,

•	unexpected changes in interest rates,

•	deterioration in economic conditions,

•	deterioration in deposit and loan volume trends,

•	deterioration in loan quality,

•	one or more changes in business models or failure to realize expected cost savings or revenue enhancements from changes in business models and acquisitions,

•	the continued existence and availability of tax credits, especially its Section 29 credits and other tax advantaged investments

•	the effects of legal, tax and regulatory provisions applicable to the Company.

•	a failure to satisfactorily comply with the FDIC order

•	the TD Banknorth merger

The Company assumes no obligation for updating any such forward-looking statements at any time. Information on potential factors that could cause the Company’s financial results to differ from the forward-looking statements also is included from time to time in the Company’s public reports filed with the SEC, including in our Form 10-K for the year ending December 31, 2004.

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $34.7 million, or $0.78 per diluted share, for the second quarter of 2005 compared to $31.7 million, or $0.70 per diluted share, for the second quarter of 2004. The Company had net income of $64.5 million, or $1.44 per diluted share, for the six months ended June 30, 2005. For the corresponding 2004 period, the Company reported net income of $62.6 million, or $1.40 per diluted share.

The Company’s return on average equity was 26.19% and return on average assets was 1.57% for the second quarter of 2005. The net interest margin was 3.80%. The Company’s return on average equity was 26.58% and return on average assets was 1.51% for the second quarter of 2004. The net interest margin was 4.05%

NET INTEREST INCOME

Net interest income for the second quarter of 2005 was $76.7 million and the net interest margin on a tax equivalent basis was 3.80%. Net interest income for the second quarter of 2004 was $78.1 million and the net interest margin on a tax equivalent basis was 4.18%. Net interest income decreased by $1.4 million in the second quarter of 2005 compared to the same period of 2004. The decrease in net interest income in the second quarter of 2005 compared to the comparable quarter in 2004 was due primarily to higher interest costs on deposits and borrowings and the repositioning of the securities portfolio to include a larger component of securities rated AA and AAA.

Net interest income for the first half of 2005 was $153.9 million and the net interest margin on a tax equivalent basis was 3.81%. Net interest income for the first half of 2004 was $156.0 million and the net interest margin on a tax equivalent basis was 4.15%. Net interest income decreased by $2.0 million when comparing the 2005 period to the corresponding 2004 period. The decrease in net interest income for the first six months of 2005 compared to the comparable period in 2004 was due primarily to higher interest expense on deposits and borrowings. This was offset in part by yields on new loans being originated in a higher interest rate environment. Interest income on securities increased in the first half of 2005 compared to the comparable period in 2004 due to an increase in the average volume being partially offset by a decline in average yield.

NONINTEREST INCOME

Noninterest income was $35.2 million in the second quarter of 2005 and $39.1 million in the second quarter of 2004. The decrease in noninterest income in 2005 compared to 2004 was due mainly to the reciept in 2004 of a $4.7 million settlement related to a former owner of the Landfill Gas Investments, a $3.0 million decrease in loan fees in 2005 which were offset by a $3.0 million increase in credit card fee income in 2005 and $1.8 million of interest received in 2005 as part of the IRS settlement of the examination of the Company’s 1998 through 2002 Federal income tax returns. During the fourth quarter of 2004, the Company sold its merchant processing business. Loan fees for the second quarter 2004 included $1.7 million of merchant processing fees related to this business.

Noninterest income was $66.8 million for the first half of 2005 and $74.7 million for the first half of 2004. Noninterest income for the first six months of 2005 decreased by $7.9 million. The decrease in noninterest income in 2005 compared to 2004 was due mainly to the aforementioned one time settlement of $4.7 million and a $2.6 million decrease in security gains in 2005, lower levels of retail service fees and loan fees in 2005 which were offset by a $3.6 million increase in credit card fees and $1.8 million of IRS settlement interest in 2005. Loan fees for the first half of 2004 included $3.1 million of merchant processing fees related to the merchant processing business that the Company sold during the fourth quarter of 2004.

NONINTEREST EXPENSE

Noninterest expense was $76.9 million for the second quarter of 2005 and $69.8 million for the second quarter of 2004. The increase in noninterest expense in the second quarter of 2005 compared to the second quarter of 2004 is due to a provision of $6.5 million to reduce the carrying value of the landfill gas investments, expenses of $2.4 million related to the IRS settlement and a $1.1 million increase in foreclosed property expense. The increase in other non interest expense is due to higher foreclosed property expense related to a property that was foreclosed in December 2004. Decreases in noninterest expense was experienced in the outside services from lower expenses resulting from the modification of the Company’s data processing and item processing contracts.

Noninterest expense was $141.5 million for the first half of 2005 compared to $136.4 million for the first half of 2004. The increase in noninterest expense in the first half of 2005 compared to the first half of 2004 was primarily due to a provision of $6.5 million to reduce the carrying value of the landfill gas investments, expenses of $2.4 million related to the IRS settlement and a $1.8 million dollar increase in foreclosed property expense. A decrease in outside services was experienced during the first half of 2005 resulting from lower expenses resulting from the modification of the Company’s data processing and item processing contracts. An increase in other non interest expense is due to higher foreclosed property expense related to the property that is expected to close during the third quarter of 2005 at which time all operating expenses will be included in the amount financed for the buyer and reimbursed to the Bank. Expense for Landfill Investments includes a provision of $6.5 million to reduce the carrying value of the landfill gas investments to their net realizable value less cost to sell. The first half of 2004 includes $2.7 million of costs related to the terminated correspondent banking business.

INCOME TAXES

The Company’s pretax income for the second quarter of 2005 was $29.2 million, a decrease of $13.4 million, or 31.5%, compared to the second quarter of 2004. The Company’s provision for income taxes was a benefit of $5.5 million for the second quarter of 2005 compared to an $11.0 million provision for the second quarter of 2004. The Company’s effective tax rate was (18.9)% for the second quarter of 2005 compared to 25.8% for the second quarter of 2004. The effective tax rate is lower than the statutory Federal income tax rate and results from the effect of the IRS settlement in 2005 and the Company’s investment in tax advantaged securities and loans and the Section 29 income tax credits in 2005 and 2004.

The Company’s pretax income for the first half of 2005 was $69.0 million and $83.9 million for the first half of 2004. The Company’s provision for income taxes was $4.5 million for the first six months of 2005 and $21.3 million for the same period in 2004. The decrease in the provision for the 2005 period was due to lower pre-tax income and the IRS settlement.

PROVISION FOR LOAN AND LEASE LOSSES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $5.8 million for the second quarter of 2005 and $4.8 million for the second quarter of 2004. Net charge offs for the second quarter of 2005 were $6.0 million compared to $5.8 million for the second quarter of 2004.

The Allowance for loan and lease losses (“Allowance”) totaled $59.5 million at June 30, 2005 compared to $60.8 million at December 31, 2004. It represented 409% of nonperforming loans and leases at June 30, 2005, compared to 496% at December 31, 2004. The Allowance as a percentage of total loans and leases was 1.17% at June 30, 2005 and 1.26% at December 31, 2004.

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

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at June 30, 2005.

Non Performing Loans and Non Performing Assets

Nonperforming loans and leases totaled $14.6 million at June 30, 2005. This was a decrease of $2.6 million, compared to $17.2 million of nonperforming loans and leases as of March 31, 2005. Nonperforming loans and leases were 0.29 % of total loans and leases at June 30, 2005, compared to 0.36% at March 31, 2005 and 0.25% at December 31, 2004.

The decrease in the Company’s non-performing loans and leases during the second quarter consists of $0.8 million decrease in commercial loans, an $0.8 million decrease in commercial mortgage loans, a $1.5 million decrease in insurance premium finance loans offset by a $0.6 million increase in non-performing residential mortgages.

Nonperforming assets were $30.0 million at June 30, 2005, compared to $33.2 million at March 31, 2005 and $27.9 million at December 31, 2004. Nonperforming assets as a percent of loans, leases and foreclosed property were 0.59% at June 30, 2005, 0.69% at March 31, 2005 and 0.58% at December 31, 2004. One foreclosed property accounts for $14.2 million of the June 30, 2005 total as compared to $13.3 million at December 31, 2004.

The following table presents the composition of non-performing assets and selected asset quality ratios at the dates indicated (in thousands):

	June 30, 2005	December 31, 2004
Nonaccrual Loans:
Commercial	$5,752	$4,756
Commercial Insurance Premium Finance	594	562
Real Estate	7,961	6,825
Consumer	248	114

Total Nonaccrual Loans	$14,555	$12,257
Foreclosed Assets	15,420	15,618

Total Nonperforming Assets	$29,975	$27,875

Nonaccrual Loans to Total Loans and Leases	0.29%	0.25%
Allowance for Loan and Lease Losses to Nonaccrual Loans	409%	496%

Loans Past Due 90 Days and Still Accruing

The following table shows loans past due 90 days or more and still accruing, along with the applicable asset quality ratio (in thousands):

	June 30, 2005	December 31, 2004
Loans Past Due 90 Days or More and Accruing
Commercial	$867	$687
Commercial Insurance Premium Finance	627	1,263
Real Estate	2,737	3,852
Consumer	1,359	1,492
Credit card	8,170	7,323

Total Past Due Loans	$13,760	$14,617

As a percent of Total Loans and Leases	0.27%	0.30%

Allowance for Loan and Lease Losses

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Summary of Activity in the Allowance By Loan Category
(Dollars in thousands)	Six Months Ended June 30, 2005	Year Ended December 31, 2004
Amount of Loans and Leases Outstanding at Period End	$5,067,380	$4,827,184

Daily Average Amount of Loans and Leases Outstanding	$4,838,522	$4,700,573

Allowance for Loan and Lease Losses
Balance at beginning of the period	$60,799	$67,846
Loans charged off:
Real estate	$228	$1,184
Commercial	3,021	5,864
Commercial Insurance Premium Finance	422	187
Consumer	12,430	24,385
Other	0	5

Total loans charged off	$16,101	$31,625

Recoveries:
Real estate	$276	$535
Commercial	1,499	3,368
Commercial Insurance Premium Finance	214	224
Consumer	2,524	6,135
Other	45	161

Total recoveries	$4,558	$10,423

Net loans charged off	$11,543	$21,202

Provision for loan and lease losses, portfolio loans	10,250	14,850

Reclassification of reserves	—	(695)

Balance at period end	$59,506	$60,799

Allowance for Loan and Lease Losses to Total Loans and Leases	1.17%	1.26%

Provision for loan and lease losses, as a percentage of average loans and leases outstanding	(1) 0.42%	0.32%

Net loans charged off during period to average loans and leases outstanding	(1) 0.48%	0.45%

(1)	annualized

FINANCIAL CONDITION

Loan and lease categories consisting of commercial and financial, commercial real estate, consumer, and credit card loans totaled $5.0 billion at June 30, 2005, compared to $4.7 billion at December 31, 2004. These four loan and lease categories are the areas of loans that the Company emphasizes. This is because they generally have more attractive yields; interest rate sensitivity; and maturity characteristics than single family loans. These four loan and lease categories represented approximately 98% of loans and leases at June 30, 2005, compared to 97% at December 31, 2004. The loan to deposit ratio at June 30, 2005 and December 31, 2004 was 77% and 76%, respectively.

Total investment securities were $3.4 billion at June 30, 2005, compared to $3.5 billion at December 31, 2004. Total assets were $9.2 billion at June 30, 2005 compared to $9.1 billion at December 31, 2004.

Deposits other than time deposits were $4.6 billion at June 30, 2005 and $4.5 billion at December 31, 2004. Total deposits were $6.6 billion at June 30, 2005 and $6.3 billion at December 31, 2004. This deposit growth includes $297 million of savings deposits arising from increased marketing of our HU BONUS savings account.

Total borrowings decreased by $150.7 million over year-end 2004 levels to $1.6 billion. This decrease was primarily due to decreases in Federal Home Loan Bank advances with terms ranging from one month to slightly over one year.

Total stockholders’ equity was $535.0 million and $531.7 million at June 30, 2005 and December 31, 2004, respectively. Book value per common share (defined as total stockholders’ equity divided by total shares outstanding) was $12.06 at June 30,2005 and $11.82 at December 31, 2004. All regulatory capital ratios exceed those necessary to be considered a well-capitalized institution at both June 30, 2005 and December 31, 2004.

During April 2005, the board of directors approved a treasury share repurchase plan of up to 4.5 million shares. The Company repurchased 810,500 shares at an average price of $33.69 per share in the second quarter of 2005.

Total shares outstanding were 44.4 million shares at June 30, 2005 and 45.0 million at December 31, 2004.

The Company paid cash dividends of $0.37 per share in the second quarter of 2005. Total cash dividends paid in the second quarter of 2005 was $16.7 million. Dividends paid in 2005 year to date were $0.74 per share. Total cash dividends paid in 2005 year to date were $33.3 million.

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

During the second quarter of 2005, the Company decreased its investment portfolio by approximately $186 million and increased its loan portfolio by approximately $240 million compared to December 31, 2004. The overall effect of this transition has relatively no change to the Company’s balance sheet interest rate sensitivity at June 30, 2005 as compared to December 31, 2004.

The Company enters into interest rate derivative contracts (interest rate swaps) from time to time for asset liability management purposes. The notional amount of the derivative contracts totaled $370 million at June 30, 2005 and $495 million at December 31, 2004.

The purpose of these contracts is to attempt to limit the volatility in the Company’s net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company’s overall asset liability risk. Management did not enter into these contracts for speculative purposes. Under SFAS No.133, the Company has adopted hedge accounting for these contracts. The derivative contracts hedging the fixed rate certificates of deposit and fixed rate debt have payments linked to LIBOR and are accounted for as “fair value” hedges using the “short-cut method” under SFAS No. 133. Under the short-cut method, any changes in value of the hedged item are assumed to be exactly as much as the change in the value of the derivative contract. Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings. All of the derivative contracts outstanding as of June 30, 2005 that are hedges for the Company’s borrowings and certificates of deposit are indexed to LIBOR. Changes in interest rates will impact the cash flows and valuation of such derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario.

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

Capital

The capital ratios for the Company at June 30, 2005 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Holding Company Capital Ratios
	Ratios at June 30, 2005	Minimum Regulatory Guidelines for Well-Capitalized
Total Risk-Based Capital	13.38%	10.0%
Tier 1 Risk-Based Capital	9.29%	6.0%
Tier 1 Leverage Ratio	6.86%	4.0%

Bank Capital Ratios
	Ratios at June 30, 2005	Minimum Regulatory Guidelines for Well-Capitalized
Total Risk-Based Capital	12.93%	10.0%
Tier 1 Risk-Based Capital	8.88%	6.0%
Tier 1 Leverage Ratio	6.53%	4.0%

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the Company’s second quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total number shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
Apr 1 – 31, 2005	325,500	$33.41	325,500	4,174,500
May 1 – 31, 2005	325,900	$33.62	651,400	3,848,600
Jun 1 – 30, 2005	159,100	$34.42	810,500	3,689,500

The Board authorized on April 15, 2005 the repurchase of up to 4.5 million outstanding shares of the Company. This approximates 10% of outstanding shares at April 15, 2005. This authorization expires on April 15, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

A.	The Annual Meeting of shareholders of Hudson United Bancorp was held April 27, 2005

B.	The names of the directors who were elected at the 2005 Annual Meeting and the names of the directors whose terms extend beyond the 2005 Annual Meeting are set forth in the tables below.

Directors elected at the 2005 Annual Meeting:

John H. Tatigian, Jr.
Brian Flynn

Directors whose terms extend beyond the 2005 Annual Meeting

Bryant D. Malcolm	Donald P. Calcagnini
Kenneth T. Neilson	David A. Rosow
Robert J. Burke	Joan David

C.	The following is a brief description as well as the tabulation of votes for each of the matters which were voted upon at the 2005 Annual Meeting:

1.	Election of the following two persons as directors of Hudson United Bancorp:

Director	For	Against / Authority Withheld
John H. Tatigian, Jr.	37,847,675	1,809,906
Brian Flynn	37,729,316	1,928,265

Item 6. Exhibits

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

10.1 Separation Agreement and General Release dated May 19, 2005 between Hudson United Bancorp and Jacques Driscoll. Incorporated by reference to the Company’s Current Report on Form 8-K filed May 23, 2005.

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

HUDSON UNITED BANCORP

August 9, 2005 DATE	By:	/s/ KENNETH T. NEILSON
Kenneth T. Neilson
Chairman, President and Chief Executive Officer

August 9, 2005 DATE	By:	/s/ JAMES W. NALL
James W. Nall
Executive Vice President, Chief Financial Officer and
Chief Accounting Officer