Form 10-Q/A
period 2005-06-30
HUDSON UNITED BANCORP
filed 2005-08-24
CIK 703559

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-010699

HUDSON UNITED BANCORP

(Exact name of registrant as specified in its charter)

New Jersey	22-2405746
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 MacArthur Blvd, Mahwah, NJ	07430
(Address of Principal Executive Offices)	(Zip Code)

(201) 236-2600

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, no par value, outstanding as of August 5, 2005 was 44,444,734.

HUDSON UNITED BANCORP

Explanatory Note

This Form 10-Q/A amends Item 6 of the Hudson United Bancorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005, to adjust the date of, and to correct certain errors in, the Hudson United Bancorp Supplemental Employees’ Retirement Plan Participation Agreement with Kenneth T. Neilson.

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

10.1 Hudson United Bancorp Supplemental Employees’ Retirement Plan Participation Agreement (Kenneth T. Neilson) (filed herewith)

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

HUDSON UNITED BANCORP

August 24, 2005	By:	/s/ KENNETH T. NEILSON

DATE		Kenneth T. Neilson
Chairman, President and Chief Executive Officer

August 24, 2005	By:	/s/ JAMES W. NALL

DATE		James W. Nall
Executive Vice President, Chief Financial Officer and
Chief Accounting Officer

Exhibit Index

Number	Description
3(a)

Certificate of Incorporation of the Company as in effect on the date of this filing (Incorporated by reference from the Company’s Amended Quarterly Reports on Form 10Q/A for the quarter ended June 30, 1999 filed September 10, 1999, Exhibit 3(a)).

3(b)	By-laws of the Company, as in effect on the date of the filing (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed May 15, 2003,Exhibit 3(b)).
10.1	Hudson United Bancorp Supplemental Employees’ Retirement Plan Participation Agreement (Kenneth T. Neilson) (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002. filed herewith)
32.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Kenneth T. Neilson, Chief Executive Officer of the Company, and James W. Nall, Chief Financial Officer of the Company. (filed herewith)