Form 10-Q
period 2005-09-30
HUDSON UNITED BANCORP
filed 2005-11-09
CIK 703559

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The number of shares of Common Stock, no par value, outstanding as of November 4, 2005 was 44,469,558.

HUDSON UNITED BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HUDSON	UNITED BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$181,456	$161,878
Interest bearing due from banks	200,441	99,028

TOTAL CASH AND CASH EQUIVALENTS	$381,897	$260,906
Investment securities available for sale, at fair value ($1,536,784 and $1,491,084 pledged at September 30, 2005 and December 31, 2004, respectively)	$1,874,868	$2,166,627
Investment securities held to maturity, at cost; (Fair Value: $1,090,421 at September 30, 2005 and $1,364,900 at December 31, 2004; $851,525 and $1,201,730 million, at cost pledged, at September 30, 2005 and December 31, 2004)	$1,110,401	$1,372,228
Trading Assets	$—	$1,477
Loans and leases:
Commercial and financial	$2,306,968	$2,190,339
Commercial real estate mortgages ($419,711 and $345,664 pledged at September 30, 2005 and December 31, 2004, respectively)	1,291,540	1,113,604
Consumer	1,075,205	995,766
Credit card	426,100	400,700

Sub-total	$5,099,813	$4,700,409
Residential mortgages	106,377	126,775

TOTAL LOANS AND LEASES	$5,206,190	$4,827,184
Less: Allowance for loan and lease losses	(59,334)	(60,799)

NET LOANS AND LEASES	$5,146,856	$4,766,385

Premises and equipment, net	$81,205	$121,037
Core deposit and other intangibles, net of amortization	17,186	20,104
Goodwill	83,653	83,561
Investment in separate account bank owned life insurance	154,402	150,073
Landfill Investment assets held for sale	48,032	—
Foreclosed property	9,112	15,618
Other assets	158,061	121,026

TOTAL ASSETS	$9,065,673	$9,079,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,367,601	$1,355,624
NOW, money market and savings	3,890,206	3,129,355
Time deposits	1,541,893	1,859,219

TOTAL DEPOSITS	$6,799,700	$6,344,198
Repurchase agreements	1,078,806	842,893
Other borrowings	208,009	879,530

TOTAL BORROWINGS	$1,286,815	$1,722,423
Liabilities related to Landfill Investment held for sale	22,368	—
Other liabilities	211,248	255,587
Subordinated debt	225,000	225,184

TOTAL LIABILITIES	$8,545,131	$8,547,392
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 25,000,000 shares, no shares issued and outstanding	$—	$—
Common stock no par value: authorized 103,000,000 shares; 52,186,866 shares issued and 44,468,339 shares outstanding in 2005	92,788	92,788
Additional paid-in capital	310,437	310,102
Retained earnings	333,445	304,000
Treasury stock, at cost 7,718,527 shares in 2005 and 7,204,063 shares in 2004	(188,658)	(170,183)
Effect of Stock Based Compensation	(5,646)	(1,359)
Accumulated other comprehensive loss	(21,824)	(3,698)

TOTAL STOCKHOLDERS’ EQUITY	$520,542	$531,650

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,065,673	$9,079,042

See Notes to Consolidated Financial Statements

December 31, 2004 Balance sheet from audited financial statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2005	2004
INTEREST AND FEE INCOME:
Loans and leases	$82,671	$68,450
Investment Securities	34,579	37,498
Other	1,169	384

TOTAL INTEREST AND FEE INCOME	$118,419	$106,332

INTEREST EXPENSE:
Deposits	$28,840	$12,836
Borrowings	10,266	7,188
Subordinated and other debt	6,900	6,287

TOTAL INTEREST EXPENSE	$46,006	$26,311

NET INTEREST INCOME	$72,413	$80,021
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	11,150	4,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	$61,263	$75,521

NON INTEREST INCOME:
Retail Service fees	$8,655	$8,044
Credit Card fee income	9,703	7,981
Loan Fees	2,249	3,965
ATM and debit card fees	1,766	1,757
Separate account bank owned life insurance income	1,414	1,441
Trust income	764	740
Income from Landfill Investments	6,100	6,321
Securities gains	366	12,050
Other Income	3,537	2,052

TOTAL NONINTEREST INCOME	$34,554	$44,351

NONINTEREST EXPENSE
Salaries and benefits	$25,382	$33,498
Occupancy expense	8,096	7,459
Equipment expense	3,241	4,111
Deposit and other insurance	584	664
Outside services – data processing	6,081	10,507
Outside services – other	5,961	6,281
Amortization of intangibles	1,222	1,222
Marketing expense	2,696	1,580
Telephone expense	1,441	1,378
Expense for Landfill Investments	8,424	5,188
Foreclosed property expense	8,610	119
Merger related expenses	3,082	—
Other expense	3,531	3,877

TOTAL NONINTEREST EXPENSE	$78,351	$75,884

INCOME BEFORE INCOME TAXES	17,466	43,988
PROVISION FOR INCOME TAXES	2,704	11,450

NET INCOME	$14,762	$32,538

NET INCOME PER COMMON SHARE
Basic	$0.33	$0.73
Diluted	$0.33	$0.72
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	44,260	44,700
Diluted	44,438	44,952

See Notes to Unaudited Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004
INTEREST AND FEE INCOME:
Loans and leases	$234,707	$202,109
Investment Securities	107,309	101,500
Other	1,939	1,097

TOTAL INTEREST AND FEE INCOME	$343,955	$304,706

INTEREST EXPENSE:
Deposits	$67,297	$35,780
Borrowings	29,683	14,327
Subordinated and other debt	20,615	18,590

TOTAL INTEREST EXPENSE	$117,595	$68,697

NET INTEREST INCOME	$226,360	$236,009
PROVISION FOR LOAN AND LEASE LOSSES, PORTFOLIO LOANS	21,400	14,850

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	$204,960	$221,159

NON INTEREST INCOME:
Retail Service fees	$22,561	$23,834
Credit Card fee income	27,453	22,109
Loan Fees	8,602	13,254
ATM and debit card fees	5,078	5,230
Separate account bank owned life insurance income	4,329	4,488
Trust income	2,315	2,349
Income from Landfill Investments	17,432	21,936
Securities gains	2,135	16,377
Other Income	11,403	9,429

TOTAL NONINTEREST INCOME	$101,308	$119,006

NONINTEREST EXPENSE
Salaries and benefits	$78,503	$84,533
Occupancy expense	24,350	23,095
Equipment expense	10,081	12,937
Deposit and other insurance	1,772	1,925
Outside services – data processing	18,581	26,074
Outside services – other	19,949	21,659
Amortization of intangibles	3,667	3,689
Marketing expense	6,685	5,073
Telephone expense	4,284	4,239
Expense for Landfill Investments	27,912	18,567
Foreclosed property expense	10,645	362
Merger related expense	3,082	—
Other expense	10,321	10,090

TOTAL NONINTEREST EXPENSE	$219,832	$212,243

INCOME BEFORE INCOME TAXES	86,436	127,922
PROVISION FOR INCOME TAXES	7,211	32,743

NET INCOME	$79,225	$95,179

NET INCOME PER COMMON SHARE
Basic	$1.78	$2.13
Diluted	$1.77	$2.12
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	44,592	44,649
Diluted	44,741	44,888

See Notes to Unaudited Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,
(in thousands)	2005	2004
NET INCOME	$14,762	$32,538

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net Unrealized securities gains (losses) on available for sale securities arising during period (tax benefit of $7,840 and a tax expense of $29,643 respectively)	(13,288)	23,939
Amortization of net unrealized losses arising from the transfer of securities from AFS to HTM (tax expense of $246 and $221, respectively)	459	366
Less: reclassification for net gains included in net income (tax expense of $770 and $5,349 respectively)	1,430	18,399

Other comprehensive (loss) / income	$(14,259)	$5,906

COMPREHENSIVE INCOME	$503	$38,444

See	Notes to Unaudited Consolidated Financial Statements

	Nine Months Ended September 30,
(in thousands)	2005	2004
NET INCOME	$79,225	$95,179

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net Unrealized securities gains (losses) on available for sale securities arising during period (tax benefit of $10,025 and tax expense $20,200 respectively)	(17,380)	8,713
Amortization of net unrealized losses arising from the transfer of securities from AFS to HTM (tax expense of $695 and $623 respectively)	1,292	901
Less: reclassification for net gains included in net income (tax expense of $1,098 and $4,959 respectively)	2,038	7,181

Other comprehensive (loss) / income	$(18,126)	$2,433

COMPREHENSIVE INCOME	$61,099	$97,612

See Notes to Unaudited Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except shares)	Common Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Effect of Stock Based Compensation Plans	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2003	44,798,901	$—	$92,788	$311,310	$237,046	$(176,505)	$(3,899)	$(2,550)	$458,190

Net income	—	—	—	—	128,083	—	—	—	128,083
Cash dividends ($1.36 cash paid per share)	—	—	—	—	(61,129)	—	—	—	(61,129)
Shares issued for Stock Options exercised	102,932	—	—	(1,208)	—	3,262	—	—	2,054
Purchase of treasury stock	(14,980)	—	—	—	—	(561)	—	—	(561)
Effect of stock based compensation plans	95,950	—	—	—	—	3,621	2,540	—	6,161
Other comprehensive loss	—	—	—	—	—	—	—	(1,148)	(1,148)

Balance at December 31, 2004	44,982,803	$—	$92,788	$310,102	$304,000	$(170,183)	$(1,359)	$(3,698)	$531,650

Net income	—	—	—	—	79,225	—	—	—	79,225
Cash dividends ($ 1.11 cash paid per share)	—	—	—	—	(49,780)	—	—	—	(49,780)
Shares issued for Stock options exercised	149,536	—	—	335	—	3,569	—	—	3,904
Purchase of treasury stock	(810,500)	—	—	—	—	(27,309)	—	—	(27,309)
Effect of stock based compensation plans	146,500	—	—	—	—	5,265	(4,287)	—	978
Other comprehensive loss	—	—	—	—	—	—	—	(18,126)	(18,126)

Balance at September 30, 2005	44,468,339	$—	$92,788	$310,437	$333,445	$(188,658)	$(5,646)	$(21,824)	$520,542

See Notes to Consolidated Financial Statements

HUDSON UNITED BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$79,225	$95,179
Adjustments to reconcile to net income to net cash provided by operating activities:
Provision for loan an lease losses	21,400	14,850
Provision for securities impairment	—	4,300
Provision for Landfill Investments held for sale	8,900	—
Provision for depreciation and amortization	11,875	14,295
Provision for Foreclosed property	6,928	—
Amortization (Accretion) of investment securities premiums (discounts), net	1,347	4,926
Amortization on stock based compensation plans	978	5,858
Loss / (gain) on sales of premises and equipment	19	(134)
Securities (gains)	(2,135)	(20,677)
Trading asset losses	111	—
Decrease in trading assets held for sale	1,477	—
(Increase) in Landfill Investment assets held for sale	(48,032)	—
(Increase) in other assets	(3,114)	(38,316)
Increase in Landfill Investment liabilities held for sale	22,368	—
(Decrease) in other liabilities	(44,523)	(16,527)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$56,824	$63,754

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities
Available for sale	$810,208	$1,256,713
Proceeds from repayments and maturities of investment securities:
Available for sale	423,075	838,269
Held to maturity	312,100	260,449
Purchases of investment securities:
Available for sale	(970,586)	(2,862,574)
Held to maturity	(49,088)	(73,300)
Net (Increase) in loans other than purchases and sales	(395,330)	(173,155)
Credit card receivables purchased	(6,541)	(14,965)
Proceeds from sales of loans	—	6,003
Proceeds from sales of premises and equipment	21	407
Purchases of premises and equipment	(5,979)	(6,432)
(Increase) / Decrease in foreclosed property	(422)	(1,134)

NET CASH (USED) IN / PROVIDED BY INVESTING ACTIVITIES	$117,458	$(769,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW and savings accounts	$772,828	$311,698
Net (decrease) in certificates of deposit	(317,326)	(264,618)
Net increase / (decrease) in borrowings	(435,608)	626,730
Payment of subordinated debt securities	—	(14,597)
Proceeds from issuance of debt securities	—	19,810
Proceeds from issuance of common stock for stock option exercises	3,904	1,234
Cash dividends paid	(49,780)	(45,407)
Acquisition of treasury stock	(27,309)	(561)

NET CASH (USED) IN /PROVIDED BY FINANCING ACTIVITIES	$(53,291)	$634,289

INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	$120,991	$(71,676)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	260,906	313,994

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$381,897	$242,318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid during the period
Interest	$112,612	$21,881
Taxes	$37,762	$38,627
Additional Disclosures
Securities transferred from available for sale to held to maturity	$—	$1,581,566

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

NOTE B – TD BANKNORTH MERGER

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

The transaction is subject to approval by shareholders of Hudson United and TD Banknorth, Inc., as well as customary regulatory approvals, and is expected to close in the first quarter of 2006. The following table reconciles the components of merger related expense at September 30, 2005:

Hudson United Bancorp Merger-Related Expenses

Investment Banking Fee	$1,710
SERP Change of Control expense	244
Professional Fees and other merger related expense	1,128

Total Merger-Related Expenses	$3,082

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

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands, except per share data):

	Three Months Ended September 30,
	2005	2004
Basic Earnings Per Share
Net Income	$14,762	$32,538
Weighted average common shares outstanding	44,260	44,700
Basic Earnings per share	$0.33	$0.73

Diluted Earnings Per Share
Net Income	$14,762	$32,538
Weighted average common shares outstanding	44,260	44,700
Plus: Incremental shares from assumed conversion of stock options	178	252

Weighted average common shares assuming dilution	44,438	44,952
Diluted earnings per share	$0.33	$0.72

	Nine Months Ended September 30,
	2005	2004
Basic Earnings Per Share
Net Income	$79,225	$95,179
Weighted average common shares outstanding	44,592	44,649
Basic Earnings per share	$1.78	$2.13

Diluted Earnings Per Share
Net Income	$79,225	$95,179
Weighted average common shares outstanding	44,592	44,649
Plus: Incremental shares from assumed conversion of stock options	149	239

Weighted average common shares assuming dilution	44,741	44,888
Diluted earnings per share	$1.77	$2.12

Options to purchase 20,945 shares at $33.37 through $37.95 per share and 139,800 shares at $34.74 through $38.10 per share were outstanding during the third quarter ended September 30, 2005 and 2004, respectively but were not included in the computation of diluted EPS because the options would have been anti-dilutive at September 30, 2005 and September 30, 2004, respectively.

Options to purchase 150,471 shares at $33.97 through $37.95 per share and 139,800 shares at $34.74 through $38.10 per share were outstanding during the first nine months of 2005 and 2004, but were not included in the computation of diluted EPS because the options would have been anti-dilutive at September 30, 2005 and September 30, 2004, respectively.

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

In 2003, Hudson United acquired ownership interests in two companies involved in landfill gas projects (“LGPs”). The Company as the owner of the LGPs is eligible to receive tax credits under Section 29 of the Internal Revenue Code (“Section 29 tax credits”), which are available to producers of fuel from non-conventional sources. These Section 29 tax credits were $6.0 million and $7.1 million for the nine month periods ended September 30, 2005 and 2004, respectively. The Section 29 tax credits, which may be limited or eliminated based upon a formula tied to the average price of crude oil during each calendar year, are scheduled to expire on December 31, 2007. The difference between the acquisition value of $20 million and the net asset value was recorded as a reduction of the carrying value of long-lived equipment.

The Company entered into agreements in the first nine months of 2005 to purchase third party credit card assets from unaffiliated third parties. As of September 30, 2005, the Company had paid total consideration of $6.5 million for $8.9 million of these assets, with an associated discount of $2.4 million.

NOTE E – LANDFILL GAS INVESTMENTS

During June 2005, the Company received an indication of interest from an investor group, which the Company was willing to accept, for the purchase of the Company’s landfill gas loan and investments for cash and classified the investments as held for sale. Once a disposal group has been classified as held for sale the group should be assessed each reporting period and shall be measured at the lower of its carrying amount or fair value less cost to sell. The Company evaluates a disposal group classified as held for sale monthly and will report the disposal group as a discontinued operation pursuant to SFAS 144 paragraph 42 if (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company will report the Landfill Gas Investments as discontinued operations in the period in which it can be determined that Hudson United bank will not have any continuing involvement in the operations of the Landfill Gas Investments after the completion of the sale.

During August and September 2005, the average price of crude oil increased to in excess of $60 per barrel. The investor group informed the Company that as a result of the increase in crude oil prices they were willing to proceed with the purchase of the Landfill Investments under a modified purchase structure. The Company is continuing to negotiate acceptable sales terms with the investor group. During the three months ended September 30, 2005, the Company recorded an additional provision of $2.4 million which is included in expense for Landfill Investments. A provision of $6.5 million was recorded at June 30, 2005 which results in a total of $8.9 million of provision for the nine month period ended September 30, 2005 to reduce the carrying value of the landfill gas loan and investments to their net realizable value less cost to sell.

At September 30, 2005, Landfill Investment assets held for sale of $48.0 million and liabilities related to Landfill Investments held for sale of $22.4 million have been reclassified on the consolidated balance sheets. The following table reconciles the components of the Landfill Investments held for sale at September 30, 2005:

September 30, 2005
Landfill Investment assets held for sale
Cash and due from banks	$6,318
Commercial and financial Loans	9,403
Premises and equipment, net	26,777
Other Assets	5,534

Total Landfill Investment assets held for sale	$48,032

Landfill Investment liabilities held for sale
Other liabilities	$22,368

Total Landfill Investment liabilities held for sale	$22,368

NOTE F – INVESTMENT SECURITIES

The following table presents the amortized cost and estimated fair value of investment securities available for sale and held to maturity at the dates indicated excluding trading assets (in thousands):

	September 30, 2005
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
Available for Sale
U.S. Treasury and Government Agency Obligations	$142,660	$—	$(2,039)	$140,621
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,679,358	1,444	(28,952)	1,651,850
All other mortgage backed securities	11,084	—	(134)	10,950
Asset backed and other debt securities	4,066	310	—	4,376
FHLB stock	15,708	—	—	15,708
Other securities	51,570	161	(368)	51,363

	$1,904,446	$1,915	$(31,493)	$1,874,868

	September 30, 2005
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
Held to Maturity
U.S. Treasury and Government Agency Obligations	$73,300	$—	$(1,360)	$71,940
State and Political Subdivisions	60,272	1	(52)	60,221
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	824,845	927	(16,578)	809,194
All other mortgage backed securities	148,117	—	(2,977)	145,140
Asset backed and other debt securities	3,867	59	—	3,926

	$1,110,401	$987	$(20,967)	$1,090,421

	December 31, 2004
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
Available For Sale
U.S. Treasury and Government Agency Obligations	$142,644	$89	$(7)	$142,726
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,605,564	3,490	(6,706)	1,602,348
All other mortgage backed securities	62,818	364	(108)	63,074
Asset backed and other debt securities	165,478	2,704	(677)	167,505
FHLB stock	45,150	—	—	45,150
Other securities	144,145	2,609	(930)	145,824

	$2,165,799	$9,256	$(8,428)	$2,166,627

	December 31, 2004
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
Held to Maturity
U.S. Treasury and Government Agency Obligations	$73,300	$—	$(419)	$72,881
State and Political Subdivisions	65,208	—	(14)	65,194
Mortgage backed securities guaranteed or issued by U.S. Government Agencies	1,049,940	1,512	(7,072)	1,044,380
All other mortgage backed securities	178,811	458	(1,813)	177,456
Asset backed and other debt securities	4,969	20	—	4,989

	$1,372,228	$1,990	$(9,318)	$1,364,900

The following table summarizes trading assets at December 31, 2004 (in thousands):

Estimated Fair Value
Trading Asset Portfolio
Other Equity Securities	$1,477

Total	$1,477

Investment securities with a book value of $2.4 billion at September 30, 2005 and $2.7 billion at December 31, 2004 were pledged as collateral for public sector deposits, customer repurchase agreements and borrowings from the Federal Home Loan Bank and other parties.

Other securities include preferred stocks of Community Reinvestment Act Funds and common stocks of other financial institutions.

EITF No. 03-1 “The Meaning of Other-Than –Temporary Impairment and Its Application to Certain Investments” discusses recommendations set forth on the proposed models for evaluating impairment of equity securities and debt securities. The Company has adopted these guidelines as of December 31, 2003 and continues to monitor the status of the recommendations set forth in EITF No.3-1. The Financial Accounting Standards Board decided not to provide additional guidance on the meaning of other than temporary impairment, but directed the staff to issue proposed FSP EITF 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF No. 03-1 and will be retitled FSP FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company monitors the market value fluctuations of its investment portfolio on a monthly basis as well as associated credit ratings to determine potential impairment of a security. As of December 31, 2004, the Company had $81.1 million of securities classified as “Other-Than-Temporarily Impaired.” These securities are carried at the lower of cost or fair value. Charges for “Other-Than-Temporarily Impaired” securities were $13.9 million in 2004. As of September 30, 2005, the Company did not have any securities classified as “Other-Than Temporarily Impaired”. The Company’s investment securities with unrealized losses are considered temporarily impaired due to interest rate fluctuations that occurred during the year.

NOTE G – BORROWINGS

The maturity of the Company’s federal funds purchased, repurchase agreements and FHLB advances at September 30, 2005 and December 31, 2004 are as follows:

	09/30/05	12/31/2004
2005 (1)	$586,815	$1,497,423
2006 (2)	675,000	200,000
2007	—	—
2008	25,000	25,000

Total	$1,286,815	$1,722,423

(1)	Includes $450 million of structured repurchase agreements extendable at the option of the counterparty in 2005.
(2)	Includes $475 million of structured repurchase agreements extendable at the option of the counterparty in 2006.

	September 30, 2005	December 31, 2004
Weighted average rate	2.58%	1.68%

The Company decreased its borrowings by $435.6 million at September 30, 2005 over December 31, 2004 levels. This decrease was primarily due to decreases in Federal Home Loan Bank advances. At September 30, 2005, the Company had a $40 million line of credit with an unaffiliated bank, which matures June 30, 2006. The line of credit was not utilized during the first nine months of 2005.

NOTE H – SUBORDINATED DEBT

On May 6, 2002, the Bank issued $200 million of 7.00% subordinated notes due May 2012. The debentures bear interest at a fixed interest rate of 7.00% per annum payable semi-annually. The proceeds of the above issuance were used for general corporate purposes including providing Tier 2 Capital to Hudson United.

In September 1996, the Company issued $75 million aggregate principal amount of subordinated debentures. The debentures, which mature in 2006, bear interest at a fixed interest rate of 8.20% per annum payable semi-annually. The Company repurchased $7.0 million of this debt during 2002, $37.8 million during 2003 and $5.7 million during 2004. The outstanding balance of this debt is $24.5 million as of September 30, 2005. The 2003 debt repurchase was repurchased from an investment banking firm at a price of 115% of par, which resulted in a premium of $5.7 million and a total transaction value of $44.0 million, which also included accrued interest. The Company at the same time issued a $45 million, 3.50% fixed rate institutional certificate of deposit due in May of 2008 to the same investment banking firm. The changed terms of the debt instruments and the present value of the cash flows of the obligations repurchased and the new obligation issued were not considered to be substantially different. The effective annual interest cost of the new obligation issued by the Company is 6.02%.

Proceeds of the above issuances were used for general purposes including providing Tier I capital to the subsidiary bank. The debt has been structured to comply with the Federal Reserve Bank and FDIC rules regarding debt qualifying as Tier 2 capital at the Company.

NOTE I – JUNIOR SUBORDINATED DEBENTURES ASSOCIATED WITH CAPITAL TRUST SECURITIES

The Company issued on March 17, 2004, $20 million of capital trust preferred securities, with a final maturity of March 17, 2034, using Hudson United Statutory Trust I, a statutory business trust formed under the laws of the State of Connecticut. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $20.6 million principal amount variable rate Junior Subordinated Debentures due 2034 of the Company. The capital trust preferred securities have a rate equal to the 3-month LIBOR plus 2.79% adjusting quarterly at each interest payment date and are callable by the Company on or after March 17, 2009 and any subsequent interest payment date thereafter. As of September 30, 2005, $20.0 million of the Hudson United Statutory Trust I and $20.6 million Junior Subordinated Debentures respectively, remained outstanding.

On March 31, 2003, the Company issued $20 million of capital trust preferred securities, with a final maturity on April 15, 2033, using Hudson United Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $20.6 million principal amount at a fixed rate of 6.85% Junior Subordinated Debentures due 2038 of the Company. The capital trust preferred securities are callable at par on April 15, 2008, and have a fixed rate yield of 6.85% until the call date. Thereafter the yield on this issuance is based on 6-month LIBOR plus 3.30%. As of September 30, 2005, $20 million of the Hudson United Capital Trust I and $20.6 million Junior Subordinated Debentures respectively, remained outstanding.

The Company issued on March 28, 2003, $15 million of capital trust preferred securities, with a final maturity of April 10, 2033, using Hudson United Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Capital Trust Securities, is $15.5 million principal amount at a fixed rate of 6.45% Junior Subordinated Debentures due 2038 of the Company. The capital trust preferred securities are callable at par on April 24, 2008, and have a fixed rate yield of 6.45% until the call date. Thereafter the yield on this issuance is based on 3-month LIBOR plus 3.25%. As of September 30, 2005, $15.0 million of the Hudson United Capital Trust II and $15.5 million of Junior Subordinated Debentures respectively, remained outstanding.

On June 19, 1998, the Company issued $50.0 million in aggregate liquidation amount at a fixed rate of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 7.65% Junior Subordinated Debentures due 2028 of the Company. The 7.65% Capital Securities are redeemable by the Company on or after June 15, 2008, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 Capital is no longer permitted or certain other contingencies arise. As of September 30, 2005, $50.0 million of the HUBCO Capital Trust II and $51.5 million Junior Subordinated Debentures respectively, remained outstanding.

On January 31, 1997, the Company issued $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount at a fixed rate of 8.98% Junior Subordinated Debentures due 2027 of the Company. The 8.98% Capital Securities are redeemable by the Company on or after February 1, 2007, or earlier in the event the deduction of related interest for federal income tax is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. As of September 30, 2005, $45.0 million of the 8.98% Capital Securities and $46.5 Junior Subordinated Debentures respectively, remained outstanding.

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

The following is a maturity distribution of outstanding subordinated debt and junior subordinated debentures associated with capital trust securities, which are included in the other liability section of the Company’s consolidated balance sheet :

Year Maturing	Year Callable/ Maturity	Subordinated Debt	Junior Subordinated Debentures	Total
2006	Not callable	$24,515		$24,515
2012	Not callable	200,485		200,485
2027	2007		$46,547	46,547
2028	2008		50,432	50,432
2033	2008		35,120	35,120
2034	2009		20,439	20,439

		$225,000	$152,538	$377,538

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

NOTE J – STOCK BASED COMPENSATION

The Board of Directors adopted and the shareholders approved on April 17, 2002, the 2002 Stock Option Plan, which provides for the issuance of up to 1,250,000 stock options to employees of the Company, in addition to those previously granted. The option or grant price cannot be less than the fair market value of the common stock at the date of the grant. As of the adoption date there were no further issuances from any of the Company’s previous stock option plans. There are other options outstanding that were granted under the plans of acquired companies. As of September 30, 2005, there remained 858,200 shares and as of December 31, 2004 there remained 875,200 shares available for grant from the 2002 Stock Option Plan.

The Board of Directors has adopted and the shareholders approved on April 21, 2004 an amended restricted stock plan, which authorized an additional one million shares available for future issuances. As of September 30, 2005, 795,147 shares and as of December 31, 2004 there remained 941,647 shares available for grants.

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

NOTE K - INCOME TAXES

The following represents the components of the Company’s income tax expense for the period ended September 30:

	Nine months ended
	September 30, 2005	September 30, 2004
Federal Taxes	$6,874	$31,993
State Taxes	337	750

Total	$7,211	$32,743

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

A reconciliation of the provision for income taxes, as reported, with the Federal income tax at the statutory rate for the nine-month period ended September 30 is as follows (in thousands):

	Nine months ended
	September 30, 2005	September 30, 2004
Tax at statutory rate	$30,253	$44,773
Increase (decrease) in taxes resulting from:
IRS Settlement	(11,529)	—
Section 29 tax credits	(6,029)	(7,072)
Tax-exempt income	(4,993)	(5,149)
State income taxes, net of Federal income tax benefit	219	488
Other, net	(710)	(297)

Provision for income taxes	$7,211	$32,743

During the third quarter of 2005, the Company evaluated the potential phase out of its Section 29 tax credits as a result of the increased price of crude oil. As a result of the analysis, the Company estimated that the Section 29 tax credits for the year 2005 will be subject to a 15% limitation which reduced the third quarter of 2005 amount by $1.1 million.

NOTE L - COMMITMENTS AND CONTINGENT LIABILITIES

The Company and its subsidiaries, from time to time, may be defendants in legal proceedings. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these legal proceedings will not have a material effect on the financial condition of the Company.

In the normal course of business, the Company and its subsidiaries have various commitments and contingent liabilities such as commitments to extend credit, letters of credit and liability for assets held in trust which are not reflected in the accompanying financial statements. Loan commitments, commitments to extend lines of credit and stand-by letters of credit are made to customers in the ordinary course of business. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. As of September 30, 2005, the Company had a total of $2.6 billion in commitments to extend credit, $56.0 million in standby letters of credit and $18.3 million in commercial letters of credit.

NOTE M – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following table outlines the Company’s net periodic benefit costs for each of the income statement periods contained in this report on Form 10-Q:

	Nine months ended:
	September 30, 2005	September 30, 2004
Service cost	$1,962	$1,902
Interest cost	2,439	2,616
Expected return on plan assets	(4,047)	(3,603)
Amortization on unrecognized gains	648	235
Amortization of unrecognized past service liability	57	479

Net periodic benefit costs:	$1,059	$1,629

	Three months ended:
	September 30, 2005	September 30, 2004
Service cost	$654	$634
Interest cost	813	872
Expected return on plan assets	(1,349)	(1,201)
Amortization on unrecognized gains	216	78
Amortization of unrecognized past service liability	19	159

Net periodic benefit costs:	$353	$542

The above tables does include costs associated with the Company’s SERP agreements with key employees. The Company did not have any gains or losses on settlements, prior service costs or recognized gains or losses in the three-month periods ended September 30, 2005 and September 30, 2004. At this time the Company has not determined the contribution level for 2005.

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

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $14.8 million, or $0.33 per diluted share, for the third quarter of 2005 compared to $32.5 million, or $0.72 per diluted share, for the third quarter of 2004. The Company had net income of $79.2 million, or $1.77 per diluted share, for the nine months ended September 30, 2005. For the corresponding 2004 period, the Company reported net income of $95.2 million, or $2.12 per diluted share.

The Company’s return on average equity was 11.03% and return on average assets was 0.64% for the third quarter of 2005. The net interest margin was 3.46%. The Company’s return on average equity was 26.07% and return on average assets was 1.46% for the third quarter of 2004. The net interest margin was 3.93%

For the first nine months of 2005, the Company had a return on average equity of 19.90%, return on average assets of 1.17%, and a net interest margin of 3.69%. For the same period in 2004, the Company had a return on average equity of 26.38%, return on average assets of 1.50%, and a net interest margin of 4.09%.

During the third quarter of 2005, the Company began to position itself for the upcoming merger with TD Banknorth. An increased emphasis has been directed towards incremental growth of our retail and commercial customer loans and deposits. Investment security purchases were limited to issuances of our public sector customers. The HUBonus savings deposit marketing program was extended. The net cash inflow from the growth in retail, commercial and public sector deposits together with the proceeds from principal and interest payments on investment securities and the sale of the tax advantaged investment securities was used to repay borrowings, brokered certificates of deposit and certificates of deposit $100,000 and over.

Our repositioning includes the planned sale of our Landfill Gas loan and investment and the sale of an OREO project.

The continued flattening of the yield curve together with an increase in our excess liquidity resulted in a 34 basis point reduction in the net interest margin as compared to the second quarter of 2005.

NET INTEREST INCOME

Net interest income for the third quarter of 2005 was $72.4 million and the net interest margin on a tax equivalent basis was 3.46%. Net interest income for the third quarter of 2004 was $80.0 million and the net interest margin on a tax equivalent basis was 3.93%. Net interest income decreased by $7.6 million in the third quarter of 2005 compared to the same period of 2004. The decrease in net interest margin for the third quarter of 2005 was due to increased lower yields on investment securities and increased yields on deposits and borrowings. The net interest margin was also affected by the Company maintaining higher liquidity (fed funds) to repay borrowings as they mature.

Net interest income for the nine months ended 2005 was $226.4 million and the net interest margin on a tax equivalent basis was 3.69%. Net interest income for the same period in 2004 was $236.0 million and the net interest margin on a tax equivalent basis was 4.09%. Net interest income decreased by $9.6 million when comparing the 2005 period to the corresponding 2004 period. The decrease in net interest income for the first nine months of 2005 compared to the comparable period in 2004 was due primarily to higher interest expense on deposits and borrowings. This was offset in part by higher yields on new loans being originated in a higher interest rate environment. Interest income on securities increased in the first nine months of 2005 compared to the comparable period in 2004 due to an increase in the average volume being partially offset by a decline in average yield.

NONINTEREST INCOME

Noninterest income was $34.6 million in the third quarter of 2005 and $44.4 million in the third quarter of 2004. Noninterest income for the third quarter of 2004 included $12.1 million of security gains and $2.0 million of merchant processing fees related to a business which was sold in the fourth quarter of 2004. Credit card fee income increased by $1.7 million.

Noninterest income was $101.3 million for the first nine months of 2005 and $119.0 million for the first nine months of 2004. Noninterest income for the first nine months of 2005 decreased by $17.7 million. The decrease in noninterest income in 2005 compared to 2004 was due to a $14.2 million decrease in security gains and a $4.7 million decrease in loan fees. During the fourth quarter of 2004 the Company sold its merchant processing business. Loan fees for the first nine months ended 2004 include $5.0 million of merchant processing fees from the sold portfolio which were zero in 2005. Credit card fee income increased by $5.3 million in the first nine months of 2005 compared to the comparable period in 2004. A decrease was also experienced in income from Landfill Investments related to bankruptcy claims in the amount of $4.7 million in the second quarter of 2004.

NONINTEREST EXPENSE

Noninterest expense was $78.4 million for the third quarter of 2005 compared to $ 75.9 million for the third quarter of 2004. The increase in non interest expense is primarily due to higher foreclosed property expense totaling $8.3 million related to a property that was foreclosed in December 2004. Increases in non interest expense was also experienced in marketing expense as a result of marketing programs aimed at increasing deposit growth and in merger related expenses. These increases were partially offset by a decrease in salaries and benefits and outside services for data processing. Salaries and benefits for the three months ended September 30, 2004 includes a $7.9 million charge related to severance, retirement and early vesting of certain benefits. The decrease in outside services is due to lower expenses associated with the modification of the Company’s data processing and item processing contracts during the third quarter of 2004. Noninterest expense in 2005 includes a provision of $2.4 million to reduce the carrying value of the landfill gas investments to their net realizable value less cost to sell.

Noninterest expense was $219.8 million for the first nine months of 2005 compared to $212.2 million for the first nine months of 2004. The increase in noninterest expense in the first nine months of 2005 compared to the first nine months of 2004 was primarily due to increases in expense from Landfill Investments, foreclosed property expense and merger related expense. Expense from Landfill Investments includes a provision of $8.9 million to reduce the carrying value of the landfill gas investments to their net realizable value less cost to sell. Higher foreclosed property expense is related to a write down of a property that was foreclosed in December of 2004. Foreclosed property expense includes $10.4 million of expense relating to this property. Merger related expenses are related to the merger with TD Banknorth which is expected to occur in the first quarter of 2006. These increases were partially offset by decreases in salaries and benefits, equipment expense and outside services for data processing. Salary and benefits expense is lower due to a $7.9 million charge related to severance, retirement and early vesting of certain benefits that occurred during the third quarter of 2004. A decrease in outside services was experienced during the first nine months of 2005 resulting from lower expenses associated with the modification of the Company’s data processing and item processing contracts in 2004.

INCOME TAXES

The Company’s pretax income for the third quarter of 2005 was $17.5 million, a decrease of $26.5 million, or 60%, compared to the third quarter of 2004. The Company’s provision for income taxes was $2.7 million for the third quarter of 2005 compared to an $11.5 million provision for the third quarter of 2004. The Company’s effective tax rate was 15.5% for the third quarter of 2005 compared to 26.0% for the third quarter of 2004. The effective tax rate is lower than the statutory Federal income tax rate as a result of tax advantaged loans and investments and the utilization of Section 29 U.S. Federal income tax credits.

The Company’s pretax income for the first nine months of 2005 was $86.4 million and $127.9 million for the first nine months of 2004. The Company’s provision for income taxes was $7.2 million for the first nine months of 2005 and $32.7 million for the same period in 2004. The Company’s effective tax rate was 8.3% for the first nine months of 2005 compared to 25.6% for the first nine months of 2004. The decrease in the provision for the 2005 period was due to lower pre-tax income and the $11.5 million IRS settlement recognized during the second quarter of 2005.

During the quarter ended June 30, 2005, the Company and the Internal Revenue Service reached a settlement related to the examination of the Company’s Federal Income tax returns covering the years 1998 through 2002. The Company paid $12.6 million in additional income taxes for the years 1998 through 2002. Tax reserves related to these years exceeded the amount of the settlement payment by $11.5 million and have reduced the provision for income taxes for 2005

During the third quarter of 2005, the Company evaluated the potential phase out of its Section 29 tax credits as a result of the increased price of crude oil. As a result of the analysis, the Company estimated that the Section 29 tax credits for the year 2005 will be subject to a 15% limitation which reduced the third quarter of 2005 amount by $1.1 million.

PROVISION FOR LOAN AND LEASE LOSSES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $11.2 million for the third quarter of 2005 and $4.5 million for the third quarter of 2004. Net charge offs for the third quarter of 2005 were $11.3 million compared to $4.3 million for the third quarter of 2004.

The provision for loan and lease losses was $21.4 million for the first nine months of 2005 and $14.9 million for the first nine months of 2004. The increase in 2005 compared 2004 was $6.5 million. Net charge-offs were $22.9 million for the first nine months of 2005 and $15.7 million for the first nine months of 2004.

The credit card portfolio was affected by hurricanes Katrina and Rita and one private label credit card portfolio with an elevated level of delinquencies. Credit card and consumer loan portfolios were affected by an increased volume of bankruptcy filings in advance the October 2005 changes in the U.S. Bankruptcy laws. The Credit card and consumer loan portfolios were evaluated and certain consumer loans classified as nonperforming including loans with reduced or rescheduled payment programs and consumer loans in the bankruptcy process were charged-off in the third quarter of 2005. Consumer and credit card charge-offs were $11.0 million and recoveries were $1.0 million for the third quarter of 2005. Consumer and credit card charge-offs were $23.3 million and recoveries were $3.5 million for the nine month period ended September 30, 2005.

The Allowance for loan and lease losses (“Allowance”) totaled $59.3 million at September 30, 2005 compared to $60.8 million at December 31, 2004. It represented 371% of nonperforming loans and leases at September 30, 2005, compared to 496% at December 31, 2004. The Allowance as a percentage of total loans and leases was 1.14% at September 30, 2005 and 1.26% at December 31, 2004.

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

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance to be adequate at September 30, 2005.

Non Performing Loans and Non Performing Assets

Nonperforming loans and leases totaled $16.0 million at September 30, 2005. This was an increase of $3.7 million, compared to $12.3 million of nonperforming loans and leases as of December 31, 2004. Nonperforming loans and leases were 0.31 % of total loans and leases at September 30, 2005, compared to 0.26% at September 30, 2004 and 0.25% at December 31, 2004.

The increase in the Company’s non-performing loans and leases during the third quarter consists of $1.8 million increase in commercial loans, a $1.4 million increase in consumer loans, a $0.1 million increase in insurance premium finance loans and a $0.3 million increase in non-performing loans secured by real estate.

Nonperforming assets were $25.1 million at September 30, 2005, compared to $14.6 million at September 30, 2004 and $27.9 million at December 31, 2004. Nonperforming assets as a percent of loans, leases and foreclosed property were 0.48% at September 30, 2005, 0.30% at September 30, 2004 and 0.58% at December 31, 2004. One foreclosed property accounts for $8.0 million of the September 30, 2005 total as compared to $13.3 million at December 31, 2004.

The following table presents the composition of non-performing assets and selected asset quality ratios at the dates indicated (in thousands):

	September 30, 2005	December 31, 2004
Nonaccrual Loans:
Commercial	$6,554	$4,756
Commercial Insurance Premium Finance	749	562
Real Estate	7,188	6,825
Consumer	1,489	114

Total Nonaccrual Loans	$15,980	$12,257
Foreclosed Assets	9,112	15,618

Total Nonperforming Assets	$25,092	$27,875

Nonaccrual Loans to Total Loans and Leases	0.31%	0.25%
Allowance for Loan and Lease Losses to Nonaccrual Loans	371%	496%

Loans Past Due 90 Days and Still Accruing

The following table shows loans past due 90 days or more and still accruing, along with the applicable asset quality ratio (in thousands):

	September 30, 2005	December 31, 2004
Loans Past Due 90 Days or More and Accruing
Commercial	$1,992	$687
Commercial Insurance Premium Finance	319	1,263
Real Estate	1,563	3,852
Consumer	1,481	1,492
Credit card	10,238	7,323

Total Past Due Loans	$15,593	$14,617

As a percent of Total Loans and Leases	0.30%	0.30%

Allowance for Loan and Lease Losses

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Summary of Activity in the Allowance By Loan Category
(Dollars in thousands)	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Amount of Loans and Leases Outstanding at Period End	$5,206,190	$4,827,184

Daily Average Amount of Loans and Leases Outstanding	$4,929,818	$4,700,573

Allowance for Loan and Lease Losses
Balance at beginning of the period	$60,799	$67,846
Loans charged off:
Real estate	$1,504	$1,184
Commercial	3,557	5,864
Commercial Insurance Premium Finance	690	187
Consumer	23,338	24,385
Other	—	5

Total loans charged off	$29,089	$31,625

Recoveries:
Real estate	$499	$535
Commercial	1,800	3,368
Commercial Insurance Premium Finance	327	224
Consumer	3,546	6,135
Other	52	161

Total recoveries	$6,224	$10,423

Net loans charged off	$22,865	$21,202
Provision for loan and lease losses, portfolio loans	21,400	14,850
Reclassification of reserves	—	(695)

Balance at period end	$59,334	$60,799

Allowance for Loan and Lease Losses to Total Loans and Leases	1.14%	1.26%

Provision for loan and lease losses, as a percentage of average loans and leases outstanding (1)	0.58%	0.32%

Net loans charged off during period to average loans and leases outstanding (1)	0.62%	0.45%

(1)	annualized

FINANCIAL CONDITION

Loan and lease categories consisting of commercial and financial, commercial real estate, consumer, and credit card loans totaled $5.1 billion at September 30, 2005, compared to $4.7 billion at December 31, 2004. These four loan and lease categories are the areas of loans that the Company emphasizes. This is because they generally have more attractive yields; interest rate sensitivity; and maturity characteristics than single family loans. These four loan and lease categories represented approximately 98% of loans and leases at September 30, 2005, compared to 97% at December 31, 2004. The loan to deposit ratio at September 30, 2005 and December 31, 2004 was 77% and 76%, respectively.

Total investment securities were $3.0 billion at September 30, 2005, compared to $3.5 billion at December 31, 2004. Total assets were $9.1 billion at September 30, 2005 and December 31, 2004.

Deposits other than time deposits were $5.3 billion at September 30, 2005 and $4.5 billion at December 31, 2004. Total deposits were $6.8 billion at September 30, 2005 and $6.3 billion at December 31, 2004.

Total borrowings decreased by $436.6 million over year-end 2004 levels to $1.3 billion. This decrease was primarily due to decreases in Federal Home Loan Bank advances with terms ranging from one month to slightly over one year.

Total stockholders’ equity was $520.5 million and $531.7 million at September 30, 2005 and December 31, 2004, respectively. Book value per common share (defined as total stockholders’ equity divided by total shares outstanding) was $11.71 at September 30,2005 and $11.82 at December 31, 2004. All regulatory capital ratios exceed those necessary to be considered a well-capitalized institution at both September 30, 2005 and December 31, 2004.

During April 2005, the board of directors approved a treasury share repurchase plan of up to 4.5 million shares. The Company did not repurchase any shares during the third quarter of 2005.

Total shares outstanding were 44.5 million shares at September 30, 2005 and 45.0 million at December 31, 2004.

The Company paid cash dividends of $0.37 per share in the third quarter of 2005. Total cash dividends paid in the third quarter of 2005 was $16.4 million. Dividends paid in 2005 year to date were $1.11 per share. Total cash dividends paid in 2005 year to date were $49.8 million.

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

During the first nine months of 2005, the Company decreased its investment portfolio by approximately $555 million and increased its loan portfolio by approximately $379 million compared to December 31, 2004. The overall effect of this transition has relatively no change to the Company’s balance sheet interest rate sensitivity at September 30, 2005 as compared to December 31, 2004.

The Company enters into interest rate derivative contracts (interest rate swaps) from time to time for asset liability management purposes. The notional amount of the derivative contracts totaled $270 million at September 30, 2005 and $495 million at December 31, 2004.

The purpose of these contracts is to attempt to limit the volatility in the Company’s net interest income and net interest margin in the event of changes in interest rates, in the context of the management of the Company’s overall asset liability risk. Management did not enter into these contracts for speculative purposes. Under SFAS No.133, the Company has adopted hedge accounting for these contracts. The derivative contracts hedging the fixed rate certificates of deposit and fixed rate debt have payments linked to LIBOR and are accounted for as “fair value” hedges using the “short-cut method” under SFAS No. 133. Under the short-cut method, any changes in value of the hedged item are assumed to be exactly as much as the change in the value of the derivative contract. Therefore, in a fair value hedge, the hedged item is adjusted by exactly the same amount as the derivative, with no impact on earnings. All of the derivative contracts outstanding as of September 30, 2005 that are hedges for the Company’s borrowings and certificates of deposit are indexed to LIBOR. Changes in interest rates will impact the cash flows and valuation of such derivative contracts, but management does not expect the overall financial statement impact to be material under any interest rate scenario.

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

Capital

The capital ratios for the Company at September 30, 2005 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Holding Company Capital Ratios
	Ratios at September 30, 2005	Minimum Regulatory Guidelines for Well- Capitalized
Total Risk-Based Capital	13.17%	10.0%
Tier 1 Risk-Based Capital	9.18%	6.0%
Tier 1 Leverage Ratio	6.60%	4.0%

Bank Capital Ratios
	Ratios at September 30, 2005	Minimum Regulatory Guidelines for Well- Capitalized
Total Risk-Based Capital	12.89%	10.0%
Tier 1 Risk-Based Capital	8.87%	6.0%
Tier 1 Leverage Ratio	6.34%	4.0%

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the Company’s third quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total number shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
Jul 1 – 31, 2005	—	—	810,500	3,689,500
Aug 1 – 31, 2005	—	—	810,500	3,689,500
Sept 1 – 30, 2005	—	—	810,500	3,689,500

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

10.1 Agreement and Plan of Merger among Hudson United Bancorp, TD Banknorth, Inc. and The Toronto-Dominion Bank dated July 11,2005 (Incorporated by reference from the Company’s filing on Form 8-K/A dated July 11, 2005 and filed on July 14, 2005 Exhibit 2.1).

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

HUDSON UNITED BANCORP

November 8, 2005	By:	/s/ KENNETH T. NEILSON
DATE		Kenneth T. Neilson
Chairman, President and Chief Executive Officer

November 8, 2005	By:	/s/ JAMES W. NALL
DATE		James W. Nall
Executive Vice President, Chief Financial Officer and
Chief Accounting Officer